Form 10-Q
period 2009-09-30
JUPITER SATURN HOLDING CO
filed 2009-12-23
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 333-161705
JUPITER SATURN HOLDING COMPANY
(Exact name of Registrant as Specified in Its Charter)

Delaware	27-0676603
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Watson Wyatt Worldwide, Inc.
875 Third Avenue
New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 725-7550
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of December 23, 2009 there were 200 shares of common stock outstanding with a par value of $0.01 per share.

JUPITER SATURN HOLDING COMPANY
INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
JUPITER SATURN HOLDING COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2009	2009
Total Assets	$0	$0

Total Liabilities	$0	$0

Stockholders’ Equity
Common Stock — $0.01 par value:
1,000 shares authorized; 200 shares issued and outstanding	$2	$2
Stock subscriptions receivable	(2)	(2)

Total Stockholders’ Equity	0	0

Total Liabilities and Stockholders Equity	$0	$0

See accompanying notes to the unaudited
condensed consolidated financial statements.

JUPITER SATURN HOLDING COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization and Basis of Presentation
Organization
     On June 26, 2009, Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) agreed to combine in a “merger of equals” pursuant to the Agreement and Plan of Merger, dated as of June 26, 2009, by and among Towers Perrin, Watson Wyatt, Jupiter Saturn Holding Company (together with its subsidiaries, “Holding Company”), Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc. (as amended on October 19, 2009, the “Merger Agreement”). As a result of the merger, Towers Perrin and Watson Wyatt will each become subsidiaries of the Holding Company through the merger of Jupiter Saturn Delaware, Inc. and Jupiter Saturn Pennsylvania Inc., both of which are wholly owned subsidiaries of the Holding Company, with and into Watson Wyatt and Towers Perrin, respectively (the “Merger”). The Holding Company is a newly formed Delaware corporation that has not conducted any activities other than those incident to its formation, the matters contemplated by the Merger Agreement and the preparation of this document. The business of Towers Watson will be the combined businesses currently conducted by Towers Perrin and Watson Wyatt.
     The Holding Company will change its name to Towers Watson & Co. (“Towers Watson”) upon completion of the Merger. Immediately following consummation of the Merger, Towers Perrin security holders, on the one hand, and Watson Wyatt security holders, on the other hand, will each be entitled to receive, in the aggregate, 50% of Towers Watson’s voting common stock then outstanding.
Basis of Presentation
     The accompanying unaudited quarterly condensed consolidated financial statements of Jupiter Saturn Holding Company are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.
     The Holding Company’s fiscal year 2010 began July 1, 2009 and ends June 30, 2010.
Note 2 — Background of Towers Perrin and Watson Wyatt
     Towers Perrin is a global professional services firm that helps organizations improve performance through effective people, risk and financial management. The firm provides innovative solutions in the areas of human capital strategy, program design and management, and in the areas of risk and capital management, insurance and reinsurance intermediary services, and actuarial consulting. Towers Perrin was incorporated in Pennsylvania in 1934 as Towers, Perrin, Forster & Crosby, Inc. Towers Perrin’s clients include many of the world’s largest corporations, public and private institutions and non-profit organizations. In 2008, Towers Perrin provided its services to over 75% of the Fortune Global 500 companies, over 60% of the Fortune 1000 companies, and over 85% of the world’s 50 largest insurance companies, as ranked by a recent Forbes 2000 list.
     Watson Wyatt is a global consulting firm focusing on providing human capital and financial management consulting services. Watson Wyatt helps clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. Watson Wyatt focuses on delivering consulting services that help clients anticipate, identify, and capitalize on emerging opportunities in human capital management. Watson Wyatt also provides independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist clients in developing disciplined and efficient investment strategies to meet their investment goals. As of September 30, 2009, Watson Wyatt provided these services through approximately 7,500 associates in 107 offices located in 33 countries. Watson Wyatt’s Class A common stock is currently traded on the New York Stock Exchange (or “NYSE”) and the NASDAQ Global Select Market (or “NASDAQ”) under the symbol “WW”.
     After the Merger, the business of Towers Watson will be the combined businesses currently conducted by Towers Perrin and Watson Wyatt.

Note 3 — Accounting Treatment of the Merger
     The transaction will be accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Although the business combination of Watson Wyatt and Towers Perrin is a “merger of equals,” generally accepted accounting principles require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Based on several factors, Watson Wyatt will be treated as the acquiring entity for accounting purposes. Accordingly, the historical financial statements of Watson Wyatt will become the historical financial statements of the Holding Company. As the transaction has not yet closed, the results of Watson Wyatt’s and Towers Perrin’s operations are not included in the Holding Company’s results for the three months ended September 30, 2009.
Note 4 — Capital Stock
     The Holding Company has the authority to issue an aggregate of 1,000 shares, all of which are voting shares of Holding Company common stock, par value $0.01 per share. As of December 23, 2009, there were 200 shares of common stock outstanding.
Note 5 — Recent Accounting Pronouncements
Adopted
     In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Holding Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.
     The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.
     Accounting Standards Codification (ASC) 805, “Business Combinations,” is a revision of accounting provisions that changed the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 350-30-35-1, “Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Goodwill and Other Intangible Assets.” ASC 805-20-25-18A, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of ASC 805, “Business Combinations.” The Holding Company adopted these provisions on July 1, 2009. The Holding Company expects that in relation to the Merger, the application of these provisions will be significant to the Holding Company’s financial position and results of operations primarily as a result of expensing acquisition costs in the period incurred.
     ASC 810, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, “Business Combinations.” The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Holding Company adopted these provisions on July 1, 2009 and the adoption did not have an impact on the Holding Company’s financial position or results of operations.
     ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Holding Company adopted these provisions for financial assets and liabilities and for nonfinancial assets and liabilities on July 1, 2009, these adoptions did not have an impact on the Holding Company’s financial position or results of operations.
Not yet adopted
     ASC 715-10-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets” provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. The Holding Company is currently evaluating the effects that these provisions may have on its financial statements.
     ASC 810 “Amendments to FASB Interpretation No. 46 (R)” which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010. The Holding Company is currently evaluating the effects that these provisions may have on its financial statements.
Note 6 — Subsequent Events
     We evaluated events occurring between the end of our most recent fiscal quarter end, September 30, 2009 and December 23, 2009, the date the financial statements were issued.
$500 million unsecured senior revolving credit facility for Jupiter Saturn Holding Company
     On October 5, 2009, Watson Wyatt and Towers Perrin entered into a commitment letter relating to a new $500 million unsecured senior revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A, Banc of America Securities LLC, PNC Bank, National Association, and PNC Capital Markets, LLC. The borrower under the Senior Credit Facility will be Towers Watson.
     The Senior Credit Facility is expected be a revolving credit facility in an amount up to $500 million. Proceeds from the Senior Credit Facility may be used among other things, (a) to refinance and retire existing indebtedness of Watson Wyatt and Towers Perrin under their existing credit facilities, (b) to finance costs and expenses of the Merger, the Senior Credit Facility and related transactions, (c) to finance payments of cash Merger consideration to certain Towers Perrin shareholders in the Merger and repayment of up to $200 million in senior subordinated unsecured notes to such shareholders, which are due one year after issuance; (d) to finance acquisitions permitted by the terms and conditions of the definitive loan documentation; and (e) to finance ongoing working capital and other general corporate purposes of Towers Watson and its subsidiaries after consummation of the Merger. Additional details about this transaction are described in the Current Report filed by Watson Wyatt on Form 8-K with the SEC on October 9, 2009.
Amendment No. 1 to the Agreement and Plan of Merger dated October 19, 2009
     On October 19, 2009, the Holding Company, Towers Perrin and Watson Wyatt entered into an amendment (“Amendment No. 1”) to the Merger Agreement.
     The terms of Amendment No. 1 include the following provisions among others: certain adjustments to restricted stock, stock awards and employee stock options issued by Towers Perrin and Watson Wyatt and conversion into the Holding Company’s Class A common stock; certain adjustments to the exchange ratio applicable to the conversion of Towers Perrin stock at the effective time of the Merger, to account for the Watson Wyatt options converted in the Merger; the extension of the required retirement date for retiring Towers Perrin employees from the effective time of the Merger to thirty days thereafter; and approval of the Holding Company amended restated certificate of incorporation and bylaws that will go into effect at the effective time of the Merger. Additional details about this amendment are described in the Current Report filed by Watson Wyatt on Form 8-K with the SEC on October 19, 2009.
Registration Statement on Form S-4 declared effective
     On November 9, 2009, the U.S. Securities and Exchange Commission declared effective the Registration Statement on Form S-4 that was filed in connection with the Merger and mailing of the Proxy Statement/Prospectus to our shareholders commenced.
Watson Wyatt and Towers Perrin Merger cleared by European Commission
     On December 4, 2009, Towers Perrin and Watson Wyatt announced that they have been granted conditional clearance from the European Commission to allow the parties to proceed with the Merger. U.S. antitrust authorities previously cleared the transaction. As part of the European Commission’s clearance decision, Watson Wyatt has committed to sell its life insurance actuarial software, VIP itech . However, the European Commission has agreed that the merged company may retain a license to use the VIP itech software, which will allow it to continue to serve those clients that have implemented this software. Watson Wyatt is currently preparing the software for sale and will be issuing more information in due course.
Towers Perrin is a defendant in a putative class action lawsuit
     On December 9, 2009, Watson Wyatt was informed by Towers Perrin that Towers Perrin had received a settlement demand from the plaintiffs in a putative class action lawsuit filed by former shareholders of Towers Perrin. Although the complaint does not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated on December 8, 2009 and later in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the entire class, as defined in the complaint, and requested that the settlement demand be communicated to Watson Wyatt. Towers Perrin believes the claims are without merit and intends to vigorously defend the action. Towers Perrin and/or Towers Watson could incur significant costs defending against this claim. The outcome of this legal proceeding is inherently uncertain and could be unfavorable to Towers Perrin and/or Towers Watson.
     The lawsuit was previously reported in Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-161705) filed on November 9, 2009 by the Holding Company (the “Registration Statement”). As reported in the Registration Statement, the complaint was filed on November 5, 2009 against Towers Perrin, members of its board of directors, and certain members of senior management in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in the action—Alan H. Dugan, Ronald P. Giesinger, Marvin H. Greene, John G. Kneen, John T. Lynch, Bruce R. Pittenger, J. Russell Southworth, C. Roland Stichweh, Jacobus J. Van de Graaf and John C. Von Hagen—are former members of the Towers Perrin’s senior management, who voluntarily retired from Towers Perrin at various times between 1995 and 2000. Pursuant to the corporation’s bylaws as then in effect, the Towers Perrin shares held by each of these plaintiffs were redeemed by Towers Perrin at book value upon their retirement. The plaintiffs purport to sue on behalf of themselves and a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, whose shares were redeemed upon retirement, and who otherwise meet certain specified criteria. The complaint alleges that by agreeing to sell their shares back to Towers Perrin at book value upon retirement, the plaintiffs and other members of the putative class relied upon a commitment that Towers Perrin would remain privately owned in perpetuity, which commitment, they allege, will be violated by the consummation of the Merger. The complaint asserts claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seeks equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust.
     On December 17, 2009, four former Towers Perrin shareholders — Dale Allen, Candace Block, Deborah Dubois, and Betsy Scattergood — each of whom voluntarily retired in May or June 2005 and is excluded from the proposed class as defined in the former shareholder putative class action complaint, commenced a separate legal proceeding in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the putative class action. These plaintiffs are proceeding in their individual capacities and do not purport to represent a proposed class.
Watson Wyatt and Towers Perrin shareholders adopted the Merger Agreement
     On December 18, 2009, Towers, Perrin and Watson Wyatt announced that at their respective special meetings of shareholders, each held on that date, their shareholders adopted the Merger Agreement pursuant to which the companies will combine their businesses. In addition, Watson Wyatt shareholders approved the combined company’s long term incentive plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements and other forward-looking statements in this document by words such as “may”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. These statements include, but are not limited to, the benefits of the business combination transaction involving Towers Perrin and Watson Wyatt and the anticipated timing of the transaction, as well as other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of the Holding Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.
     The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the merger between Watson Wyatt and Towers Perrin will not be consummated, the risk that the businesses will not be integrated successfully; the risk that anticipated cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; the ability to recruit and retain qualified employees and to retain client relationships; the combined company’s ability to make acquisitions, on which its growth depends, and its ability to integrate or manage such acquired businesses; and the risk that a significant or prolonged economic downturn could have a material adverse effect on the combined company’s business, financial condition and results of operations. Additional risks and factors are identified under the heading “Risk Factors” under Item 1A of Part II (Other Information) of this Quarterly Report of Form 10-Q.
     You should not rely upon forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. The Holding Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changed expectations or otherwise.
Executive Overview
General
     On June 26, 2009, Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) agreed to combine in a “merger of equals” pursuant to the Agreement and Plan of Merger, dated as of June 26, 2009, by and among Towers Perrin, Watson Wyatt, Jupiter Saturn Holding Company (together with its subsidiaries, “Holding Company”), Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc. (as amended on October 19, 2009, the “Merger Agreement”). As a result of the merger, Towers Perrin and Watson Wyatt will each become subsidiaries of the Holding Company through the merger of Jupiter Saturn Delaware, Inc. and Jupiter Saturn Pennsylvania Inc., both of which are wholly owned subsidiaries of the Holding Company, with and into Watson Wyatt and Towers Perrin, respectively (the “Merger”). The Holding Company is a newly formed Delaware corporation that has not conducted any activities other than those incident to its formation, the matters contemplated by the Merger Agreement and the preparation of this document. The business of Towers Watson will be the combined businesses currently conducted by Towers Perrin and Watson Wyatt.
     The Holding Company will change its name to Towers Watson & Co. (“Towers Watson”) upon completion of the Merger. Immediately following consummation of the Merger, Towers Perrin security holders, on the one hand, and Watson Wyatt security holders, on the other hand, will each be entitled to receive, in the aggregate, 50% of Towers Watson’s voting common stock then outstanding.
     Towers Perrin is a global professional services firm that helps organizations improve performance through effective people, risk and financial management. The firm provides innovative solutions in the areas of human capital strategy, program design and management, and in the areas of risk and capital management, insurance and reinsurance intermediary services, and actuarial consulting. Towers Perrin was incorporated in Pennsylvania in 1934 as Towers, Perrin, Forster & Crosby, Inc. Towers Perrin’s clients include many of the world’s largest corporations, public and private institutions and non-profit organizations. In 2008, Towers Perrin provided its services to over 75% of the Fortune Global 500 companies, over 60% of the Fortune 1000 companies, and over 85% of the world’s 50 largest insurance companies, as ranked by a recent Forbes 2000 list.
     Watson Wyatt is a global consulting firm focusing on providing human capital and financial management consulting services. Watson Wyatt helps clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. Watson Wyatt focuses on delivering consulting services that help clients anticipate, identify, and capitalize on emerging opportunities in human capital management. Watson Wyatt also provides independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist clients in developing disciplined and efficient investment strategies to meet their investment goals. As of September 30, 2009, Watson Wyatt provided these services through approximately 7,500 associates in 107 offices located in 33 countries. Watson Wyatt’s Class A common stock is currently traded on the New York Stock Exchange (or “NYSE”) and the NASDAQ Global Select Market (or “NASDAQ”) under the symbol “WW”.
Financial Statement Overview
     The Holding Company’s fiscal year ends June 30. The financial statements contained in this quarterly report consist of the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2010 (September 30, 2009) and fiscal year end 2009 (June 30, 2009).
     The Holding Company is a newly formed Delaware corporation that has not conducted any activities other than those incident to its formation, the matters contemplated by the Merger Agreement and the preparation of this document. Therefore, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statement of Changes in Stockholders’ Equity, each for the three month period ended September 30, 2009, will not be presented as they do not contain any information.
Liquidity and Capital Resources
     On October 5, 2009, Watson Wyatt and Towers Perrin entered into a commitment letter relating to a new $500 million unsecured senior revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A, Banc of America

Securities LLC, PNC Bank, National Association, and PNC Capital Markets, LLC. The borrower under the Senior Credit Facility will be Towers Watson.
     The Senior Credit Facility is expected be a revolving credit facility in an amount up to $500 million. Proceeds from the Senior Credit Facility may be used among other things, (a) to refinance and retire existing indebtedness of Watson Wyatt and Towers Perrin under their existing credit facilities, (b) to finance costs and expenses of the Merger, the Senior Credit Facility and related transactions, (c) to finance payments of cash Merger consideration to certain Towers Perrin shareholders in the Merger and repayment of up to $200 million in senior subordinated unsecured notes to such shareholders, which are due one year after issuance; (d) to finance acquisitions permitted by the terms and conditions of the definitive loan documentation; and (e) to finance ongoing working capital and other general corporate purposes of Towers Watson and its subsidiaries after consummation of the Merger. Additional details about this transaction are described in the Current Report filed by Watson Wyatt on Form 8-K with the Commission on October 9, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During the period covered by this report, the Holding Company did not conduct any material activities other than those incident to its formation and therefore did not incur significant risk. Further information regarding market and other risk is incorporated by reference to the section entitled “Risk Factors” in the joint proxy statement/prospectus included in the amended registration statement on Form S-4/A (File No. 333-161705) filed by the Holding Company with the Securities and Exchange Commission (the “SEC” or the “Commission”) on November 9, 2009 (the “Registration Statement”), as updated by the prospectus supplement (File No. 333-161705) filed with the Commission pursuant to Rule 424(b)(3) on December 14, 2009 (the “Supplement”), which section (as updated) is filed as Exhibit 99.1 hereto. These risk factors should be read in conjunction with the risk factors identified in other Commission filings of the Holding Company, as well as the risk factors identified in other Commission filings of Watson Wyatt, including its Quarterly Report on Form 10-Q (File No. 001-16159) filed with the Commission on November 19, 2009 and its Annual Report on Form 10-K (File No. 001-16159) filed with the Commission on August 14, 2009, as amended by Amendment No. 1 filed on October 20, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, an evaluation (as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of the Holding Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) of the Holding Company and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures of the Holding Company and its subsidiaries were effective as of the end of the period covered by this report. During the period covered by this report, there has been no change in the Holding Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Holding Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
     During the period covered by this report, the Holding Company did not conduct any material activities other than those incident to its formation and therefore did not incur significant risk. Further information regarding market and other risk is incorporated by reference to the section entitled “Risk Factors” in the joint proxy statement/prospectus included in the Registration Statement, as updated by the Supplement, which section (as updated) is filed as Exhibit 99.1 hereto. These risk factors should be read in conjunction with the risk factors identified in other Commission filings of the Holding Company, as well as the risk factors identified in other Commission filings of Watson Wyatt, including its Quarterly Report on Form 10-Q (File No. 001-16159) filed with the Commission on November 19, 2009 and its Annual Report on Form 10-K (File No. 001-16159) filed with the Commission on August 14, 2009, as amended by Amendment No. 1 filed on October 20, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Jupiter Saturn Holding Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009).

3.2	Bylaws of Jupiter Saturn Holding Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009).

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	“Risk Factors” section (pages 28-50) of the joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Saturn Holding Company (Registrant)
/s/ John J. Haley		December 23, 2009
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		December 23, 2009
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Jupiter Saturn Holding Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009).

3.2	Bylaws of Jupiter Saturn Holding Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009).

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	“Risk Factors” section (pages 28-50) of the joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009.