Form 10-Q
period 2009-12-31
Towers Watson & Co.
filed 2010-02-08
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34594
TOWERS WATSON & CO.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0676603 (I.R.S. Employer Identification No.)

875 Third Avenue New York, NY (Address of principal executive offices)	10022 (zip code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of February 1, 2010 there were 46,920,133 outstanding shares of Class A Common Stock at a par value of $0.01 per share; 12,798,117.77 outstanding shares of Class B-1 Common Stock at a par value of $0.01; 5,561,630.05 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,561,630.05 outstanding shares of Class B-3 Common Stock at a par value of $0.01 and 5,561,630.05 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

INTRODUCTION
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which changed its name to Towers Watson & Co. (“Towers Watson”).
As of and for the three and six months ended December 31, 2009, Towers Watson had not conducted any activities other than those incident to its formation and the matters contemplated by the Merger Agreement. The business of Towers Watson after the Merger was consummated on January 1, 2010, is the combined businesses previously conducted by Towers Perrin and Watson Wyatt. Therefore, this quarterly report of Towers Watson does not include separate financials for Jupiter Saturn Holding Company as they do not contain any material information. In select sections of this quarterly report that contain prospective or forward-looking information, Towers Watson post-Merger has been disclosed. Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders own approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing. Because the Merger was not yet consummated as of December 31, 2009, the results of Towers Perrin are not included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 or 2008 or Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 will include the results of Towers Perrin’s operations beginning January 1, 2010.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2009

TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$432,614	$436,389	$833,959	$862,515

Costs of providing services:
Salaries and employee benefits	247,058	246,648	483,139	482,527
Professional and subcontracted services	19,184	25,564	35,343	51,879
Occupancy, communications and other	42,645	46,316	82,517	96,313
General and administrative expenses	42,763	43,206	82,533	87,093
Depreciation and amortization	18,251	18,870	36,185	37,734
Transaction and integration expenses	16,904	—	25,292	—

	386,805	380,604	745,009	755,546

Income from operations	45,809	55,785	88,950	106,969

(Loss)/Income from affiliates	(1,167)	1,070	(220)	2,765
Interest income	189	322	539	1,353
Interest expense	(604)	(1,059)	(1,053)	(1,628)
Other non-operating income	1,758	1,699	2,900	1,680

Income before income taxes	45,985	57,817	91,116	111,139

Provision for income taxes	22,113	18,266	37,463	36,428

Net income	$23,872	$39,551	$53,653	$74,711

Earnings per share:
Net income — Basic	$0.57	$0.93	$1.26	$1.75
Net income — Diluted	$0.56	$0.93	$1.26	$1.75

Weighted average shares of common stock, basic (000)	42,244	42,571	42,458	42,753

Weighted average shares of common stock, diluted (000)	42,580	42,616	42,734	42,804

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	December 31,	June 30,
	2009	2009
Assets
Cash and cash equivalents	$143,948	$209,832
Receivables from clients:
Billed, net of allowances of $4,036 and $4,452	205,135	190,991
Unbilled, at estimated net realizable value	112,637	111,419

	317,772	302,410

Other current assets	56,016	53,358

Total current assets	517,736	565,600

Investment in affiliates	23,027	23,361
Fixed assets, net	163,865	174,857
Deferred income taxes	115,012	111,912
Goodwill	541,179	542,754
Intangible assets, net	177,798	186,233
Other assets	25,700	21,602

Total Assets	$1,564,317	$1,626,319

Liabilities
Accounts payable and accrued liabilities	$123,991	$123,073
Accrued salary and discretionary compensation	116,980	162,351
Other current liabilities	42,312	51,716

Total current liabilities	283,283	337,140

Revolving credit facility	—	—
Accrued retirement benefits	278,968	292,555
Deferred rent and accrued lease losses	26,521	28,434
Other noncurrent liabilities	97,444	113,554

Total Liabilities	686,216	771,683

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 42,201,872 and 43,813,451 issued and 42,201,872 and 42,657,431 outstanding	422	438
Additional paid-in capital	370,352	452,938
Treasury stock, at cost - 0 and 1,156,020 shares	—	(63,299)
Retained earnings	655,923	608,634
Accumulated other comprehensive loss	(149,649)	(145,073)

Total Stockholders’ Equity	877,048	853,638

Non-controlling interest	1,053	998

Total Equity	878,101	854,636

Total Liabilities and Total Equity	$1,564,317	$1,626,319

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Six months ended December 31,
	2009	2008
Cash flows (used in)/from operating activities:
Net income	$53,653	$74,711
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	1,462	3,481
Depreciation	29,367	30,329
Amortization of intangible assets	6,818	7,405
Provision for (benefit from) deferred income taxes	13,601	56
Loss/(Income) from affiliates	220	(2,765)
Distribution from affiliates	408	118
Other, net	672	2,485
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(16,824)	16,247
Other current assets	(7,377)	(11,322)
Other assets	(4,098)	4,831
Accounts payable and accrued liabilities	(48,142)	(92,291)
Income taxes payable and deferred	2,427	214
Accrued retirement benefits	(13,587)	(7,500)
Deferred rent and accrued lease losses	(1,913)	59
Other noncurrent liabilities	(24,492)	(22,238)

Cash flows (used in)/from operating activities:	(7,805)	3,820

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	—	(518)
Purchases of fixed assets	(9,974)	(19,045)
Capitalized software costs	(10,304)	(10,322)
Investment in affiliates	—	(2,041)
Contingent proceeds from divestitures	2,900	1,680

Cash flows used in investing activities:	(17,378)	(30,246)

Cash flows used in financing activities:
Borrowings under Credit Facility	—	60,641
Dividends paid	(6,364)	(6,389)
Repurchases of common stock	(34,922)	(77,442)
Issuances of common stock and excess tax benefit	3,238	3,439

Cash flows used in financing activities:	(38,048)	(19,751)

Effect of exchange rates on cash	(2,653)	(4,577)

Decrease in cash and cash equivalents	(65,884)	(50,754)

Cash and cash equivalents at beginning of period	209,832	124,632

Cash and cash equivalents at end of period	$143,948	$73,878

Supplemental disclosures:
Cash paid for interest	$1,057	$1,650
Cash paid for income taxes, net of refunds	$35,800	$31,411
See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Loss	Total
Balance at June 30, 2009	42,657	$438	$452,938	$(63,299)	$608,634	$(145,073)	$853,638
Comprehensive Income:
Net income	—	—	—	—	53,653	—	53,653
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,576)	(4,576)

Total comprehensive income							49,077
Cash dividends declared	—	—	—	—	(6,364)	—	(6,364)
Repurchases of common stock	(792)	—	—	(34,922)	—	—	(34,922)
Issuances of common stock and excess tax benefit	337	—	(2,021)	17,640	—	—	15,619
Retirement of treasury stock	—	(16)	(80,565)	80,581	—	—	—

Balance at December 31, 2009	42,202	$422	$370,352	$—	$655,923	$(149,649)	$877,048

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation.
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which changed its name to Towers Watson & Co. (“Towers Watson”).
As of and for the three and six months ended December 31, 2009, Towers Watson had not conducted any activities other than those incident to its formation and the matters contemplated by the Merger Agreement. The business of Towers Watson after the Merger was consummated on January 1, 2010, is the combined businesses previously conducted by Towers Perrin and Watson Wyatt. Therefore, the Jupiter Saturn Holding Company Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statement of Changes in Stockholders’ Equity, each for the three and six month periods ended December 31, 2009, are not presented separately, as they do not contain any material information. Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders own approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing. Because the Merger was not yet consummated as of December 31, 2009, the results of Towers Perrin are not included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 or 2008 or Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 will include the results of Towers Perrin’s operations beginning January 1, 2010.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (Watson Wyatt is Towers Watson’s accounting predecessor) and our subsidiaries (collectively referred to as “we,” “Towers Watson” or the “Company”) are presented in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Watson Wyatt audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which is filed under the historical registrant Watson Wyatt with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. The year-end balance sheet data was derived from audited financial statements.
Our fiscal year 2010 began July 1, 2009 and ends June 30, 2010.

The results of operations for the six months ended December 31, 2009 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2010, especially in light of the Merger. The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Note 2 —Merger Consideration.
The issuance of Towers Watson Common Stock and Towers Watson Notes in the Merger was registered under the Securities Act of 1933, as amended, pursuant to the Towers Watson’s Registration Statement on Form S-4/A (Registration No. 333-161705) filed with the SEC, and declared effective on November 9, 2009. The Towers Watson Class A common stock, par value $0.01 per share (the “Class A Common Stock”) is listed on The New York Stock Exchange, LLC and The NASDAQ Stock Market, LLC under the ticker symbol “TW”, and began trading on January 4, 2010.
The consummation of the Merger resulted in the following:
Each share of Watson Wyatt Class A common stock, par value $0.01 per share (the “Watson Wyatt Common Stock”) issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Towers Watson Class A Common Stock. In addition, outstanding deferred rights to receive Watson Wyatt Common Stock were converted into the right to receive an equal number of shares of Towers Watson Class A Common Stock, and outstanding options to purchase Watson Wyatt Common Stock were assumed by Towers Watson and converted on a one-for-one basis into fully-vested options to purchase shares of Towers Watson Class A Common Stock with the same exercise price as the underlying Watson Wyatt options.
Each share of Towers Perrin common stock, par value $0.50 per share issued and outstanding immediately prior to the Merger was converted into the right to receive 545.627600377 (the “Exchange Ratio”) fully-paid and nonassessable shares of Towers Watson common stock, which ratio was determined at the time of the Merger in accordance with the Merger Agreement (the “Merger Consideration”). Shares of Towers Watson common stock issued to Towers Perrin shareholders (other than shares issued to Towers Perrin shareholders located in certain countries (as detailed below) and other than shares issued to Towers Perrin shareholders who have elected to receive a portion of their Merger Consideration as shares of Towers Watson’s Class R common stock, par value $0.01 per share (“Towers Watson Class R Common Stock”), which is described below) have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share (the “Towers Watson Class B Common Stock”). Outstanding shares of Towers Watson Class B Common Stock will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A Common Stock on the following timetable:
     Class B-1 Common Stock January 1, 2011
     Class B-2 Common Stock January 1, 2012
     Class B-3 Common Stock January 1, 2013
     Class B-4 Common Stock January 1, 2014
In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger Consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their Merger Consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.

Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by the Towers Watson’s executive committee) and receive a portion of their Merger Consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (“Towers Watson Notes”) (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson Notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R Common Stock would not exceed $400 million, which amount was agreed to by Towers Perrin and Watson Wyatt prior to the closing of the Merger. Towers Perrin shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 Common Stock in exchange for their shares of Towers Perrin Common Stock that were not exchanged for shares of Towers Watson Class R Common Stock due to proration or because the Towers Perrin shareholder elected to receive less than 100 percent of his or her Merger Consideration in the form of Towers Watson Class R Common Stock. As noted above, shares of Towers Watson Class B-1 Common Stock will automatically convert into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.
• Prior to the Merger, Towers Perrin issued awards of restricted stock units to certain Towers Perrin employees, which were exchanged in the Merger for shares of Towers Watson Class A Common Stock, generally subject to a three-year contractual vesting schedule and other restrictions.
In summary, as a result of closing of the Merger, all outstanding Towers Perrin and Watson Wyatt common stock, restricted stock units and derivative securities have been converted into the right to receive the following forms of consideration:
• 46,911,275 shares of Towers Watson Class A Common Stock (less a number of shares that have been withheld for tax purposes in respect of Watson Wyatt deferred stock units and deferred shares), including 4,248,984 shares of Restricted Towers Watson Class A Common Stock;
• 29,483,008 shares of Towers Watson Class B Common Stock, including:
• 12,798,118 shares of Class B-1 Common Stock;
• 5,561,630 shares of Class B-2 Common Stock;
• 5,561,630 shares of Class B-3 Common Stock; and
• 5,561,630 shares of Class B-4 Common Stock;
• 8,548,835 shares of Towers Watson Class R Common Stock, which subsequently were redeemed automatically in exchange for the right to receive:
• $200 million in cash (subject to applicable tax withholding and gross-up adjustments); and
• Towers Watson Notes in an aggregate principal amount of $200 million.
In addition, on January 1, 2010, Towers Watson issued shares of Class F stock, no par value, pro rata to all holders of Towers Perrin Common Stock, which shares represent only the contingent right to receive a pro rata portion of a number of shares of Towers Watson Class A Common Stock equal to the number of shares of restricted Towers Watson Class A Common Stock forfeited by former Towers Perrin employees plus a number of shares of Towers Watson Class A Common Stock with a value equivalent to the amount of dividends attributed to such forfeited shares.

For a more complete description of the Merger Agreement and amendment to the Merger Agreement, please see the registration statement on Form S-4/A filed with the SEC (Registration No. 333-161705) and declared effective on November 9, 2009.
As of December 31, 2009, both Towers Perrin and Watson Wyatt each owned a 36.4 percent equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applies the equity method of accounting for its investment in PCIC. However, beginning on January 1, 2010, as a result of the Merger, Towers Watson has a majority ownership of PCIC which changed the allocation of economic risks and rewards of PCIC among the variable interest holders. Towers Watson will consolidate the results of PCIC into its consolidated financial statements.
Watson Wyatt’s financial statements as of and for the three and six months ended December 31, 2009, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC.
Assets acquired and liabilities assumed under the Merger will be recorded at their respective fair values as of the business combination date, January 1, 2010. The determination of estimated fair value requires management to make significant estimates and assumptions. As of the date of the filing of this quarterly report, the initial accounting for this business combination is not yet complete.
Note 3 — Segment Information.
Watson Wyatt has five reportable operating segments or practice areas as follows:
•	Benefits Group

•	Human Capital Group

•	Technology and Administration Solutions Group

•	Investment Consulting Group

•	Insurance and Financial Services Group
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. The table below presents information about Watson Wyatt’s reported segments as of and for the three months ended December 31, 2009:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$237,910	$43,321	$59,193	$46,549	$24,397	$8,298	$419,668
Net operating income	68,664	8,253	19,661	15,392	132	(1,466)	110,636
Receivables	214,985	35,755	23,677	25,324	19,786	5,942	325,469

The table below presents information about Watson Wyatt’s reported segments as of and for the three months ended December 31, 2008:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$239,984	$51,454	$50,992	$37,492	$34,486	$10,828	$425,236
Net operating income	71,606	10,110	14,419	8,411	10,065	1,323	115,934
Receivables	233,279	44,426	22,180	24,301	32,758	6,734	363,678
The table below presents information about Watson Wyatt’s reported segments as of and for the six months ended December 31, 2009:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$461,580	$81,001	$114,650	$91,278	$48,579	$18,914	$816,002
Net operating income	132,082	10,937	36,744	30,514	424	1,163	211,864
Receivables	214,985	35,755	23,677	25,324	19,786	5,942	325,469
The table below presents information about Watson Wyatt’s reported segments as of and for the six months ended December 31, 2008:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$477,797	$101,056	$98,902	$79,599	$62,293	$22,474	$842,121
Net operating income	134,796	16,952	27,279	20,930	10,899	4,653	215,509
Receivables	233,279	44,426	22,180	24,301	32,758	6,734	363,678
Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by Watson Wyatt’s segments to the historical consolidated amounts follow for the three and six month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Total segment revenue	$419,668	$425,236	$816,002	$842,121
Reimbursable expenses and other not included in total segment revenue	12,946	11,153	17,957	20,394

Revenue	$432,614	$436,389	$833,959	$862,515

Net Operating Income:
Total segment net operating income	$110,636	$115,934	$211,864	$215,509
Income from affiliates	(1,167)	1,070	(220)	2,765
Differences in allocation methods(1)	1,637	(3,486)	1,265	(6,446)
Transaction and integration expenses	(16,904)	—	(25,292)	—
Discretionary compensation	(46,865)	(56,415)	(94,828)	(98,673)
Other, net	(1,352)	714	(1,673)	(2,016)

Income before income taxes	$45,985	$57,817	$91,116	$111,139

Receivables:
Total segment receivables — billed and unbilled(2)	$325,469	$363,678	$325,469	$363,678
Net valuation differences	(7,697)	(17,650)	(7,697)	(17,650)

Total billed and unbilled receivables	317,772	346,028	317,772	346,028
Assets not reported by segment	1,246,545	1,112,186	1,246,545	1,112,186

Total assets	$1,564,317	$1,458,214	$1,564,317	$1,458,214

(1)	General and administrative, pension, and medical costs were allocated to Watson Wyatt’s segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense based upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that Watson Wyatt report for U.S. GAAP purposes.

(2)	Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue — cash collections and invoices generated in excess of revenue recognized in the segment revenue.

Note 4 — Share-based Compensation.
Watson Wyatt has four share-based compensation plans, which are described below. These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended Compensation Plan for Outside Directors, and the 2000 Long-Term Incentive Plan. All four plans have been approved by Watson Wyatt’s stockholders.
Effective upon consummation of the Merger, on January 1, 2010, Towers Watson assumed the 2001 Employee Stock Purchase Plan and the 2000 Long-Term Incentive Plan. The assumed options are exercisable for shares of Towers Watson Class A Common Stock based on the exchange ratio of one share of Watson Wyatt Class A common stock underlying the options for one share of Towers Watson Class A Common Stock. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date. Towers Watson did not assume the 2001 Deferred Stock Unit Plan for Selected Employees or the Amended Compensation Plan for Outside Directors.
2001 Employee Stock Purchase Plan
The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of Watson Wyatt’s stock at a 5 percent discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan.
2001 Deferred Stock Unit Plan for Selected Employees
Deferred Stock Units — The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates with additional incentives by permitting Watson Wyatt to grant them an equity interest in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2010, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million. During the first quarter of fiscal year 2009, 295,775 shares of common stock were awarded at an average market price of $54.24 for a total fair value of $16.0 million.
SBI Program — The Performance Share Bonus Incentive Program (the “SBI Program”), as approved by Watson Wyatt’s Board of Directors pursuant to its 2001 Deferred Stock Unit Plan for Selected Employees, is a long-term stock bonus arrangement for senior executives. The SBI program is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with its strategic goals.
Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the 2001 Deferred Stock Unit Plan for Selected Employees. Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon Watson Wyatt’s stock price as of the quarter end prior to grant. Participants may vest between zero and 170 percent of the target number of deferred stock units or between zero and 100 percent based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period. The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria are based upon growth specific metrics such as earnings per share, net operating income and revenue.

During the first quarter of fiscal year 2010, 94,906 shares vested, of which 66,065 were deferred and 28,841 were awarded at a market price of $44.07 to certain senior executive officers under the SBI 2007 plan, which represented vesting at 135 percent of the target number of deferred stock units. During the first quarter of fiscal year 2009, 164,457 shares vested, of which, 120,396 were deferred and 44,061 were awarded at a market price of $56.83 to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170 percent of the target number of deferred stock units.
Watson Wyatt’s management periodically reviews the conditions that would affect the vesting of performance-based awards and adjusts compensation expense, if necessary, based on achievement of financial performance metrics set by the Compensation Committee of Watson Wyatt. The SBI 2008 and 2009 plan documents state that the Compensation Committee has the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. Based on available plan performance information, the Compensation Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the date of the Merger, and (ii) it would settle the SBI 2009 plan at 100 percent of target to take into account that the performance period would only be halfway completed as of the closing date of the Merger. In addition, during the second quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, the accrual of compensation expense recorded was $3.0 million in the three and six months ended December 31, 2009.
Approximately $3.3 million of compensation expense was recorded relative to the SBI plans during the second quarter of fiscal year 2010 compared to $0.6 million in the second quarter of fiscal year 2009.
Amended Compensation Plan for Outside Directors
In November 2001, the Board of Directors of Watson Wyatt approved the Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) which provided for the cash and stock compensation of outside Directors. Under the Outside Director’s Plan, outside Watson Wyatt Directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. The total number of shares reserved for issuance under the Outside Director’s Plan was 150,000.
Approximately $0.6 million of compensation expense was recorded relative to this plan during the first six months of fiscal year 2010 compared to $0.5 million in the first six months of fiscal year 2009.
2000 Long-Term Incentive Plan
In June 2000, Watson Wyatt adopted the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the “Stock Option Plan”), which provides for the granting of non-qualified stock options and stock appreciation rights to full-time associates and the Board of Directors of Watson Wyatt. Options under the Stock Option Plan were granted in conjunction with its initial public offering in fiscal year 2001 and periodically until March 2002.

In light of the pending Merger with Towers Perrin, the Compensation Committee determined that it could not establish performance metrics for senior executives under the SBI Program for fiscal 2010. As a result, the Board of Directors granted nonqualified stock options as incentive compensation. The option awards have a seven-year term and will vest ratably over each of the three years following the date of grant. The options became fully vested and exercisable according to the Stock Option Plan change of control provisions triggered by the Merger on January 1, 2010. Any unamortized grant date fair value of the options will be expensed in the third quarter of fiscal 2010.
During the three and six months ending December 31, 2009, 0 and 125,648 stock options, respectively, were granted with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47. Watson Wyatt did not grant stock options during the three and six months ended December 31, 2008. There were 0 and 520 exercises of stock options during the three and six months ended December 31, 2008, respectively. During the three and six months ended December 31, 2008, 1,536 and 3,651 stock options expired, respectively.
The weighted-average fair value of the stock option grants was calculated using the Black-Scholes formula and are included in the valuation assumptions table below. In addition, a post-vesting discount was calculated using 1.4 percent, the risk-free interest rate of a three-year bond, compounded over three-years. The post-vesting discount was used to estimate fair value as there is a transfer restriction for three years of the stock option’s underlying shares once vested. Compensation expense is recorded over a three-year graded vesting term as if one third of the options granted to a participant are granted over one year, one third over two years and the remaining one third over three years. There were no exercises or cancellations of stock options during the three and six months ended December 31, 2009.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock option grants:
Risk-free interest rate	—	—	1.4%	—
Expected lives in years	—	—	3	—
Expected volatility	—	—	37.0%	—
Dividend yield	—	—	0.7%	—
Weighted-average grant date fair value of options granted	—	—	$10.21	—
Number of shares granted	—	—	125,648	—
Note 5 — Retirement Benefits.
Defined Benefit Plans
Watson Wyatt sponsors both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that account for approximately 85 percent of the pension liability. Under the plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. Beginning January 2008, Watson Wyatt made changes to the plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The non-qualified plan in North America provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement, the liability for which is reflected in the balance sheet. Watson Wyatt does not have a non-qualified plan in the U.K. The measurement date for all plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for Watson Wyatt’s defined benefit pension plan for North America and the U.K. for the three and six month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	North		North
	America	U.K.	America	U.K.
Service Cost	$5,884	$1,511	$6,409	$1,851
Interest Cost	12,481	5,263	12,305	6,200
Expected Return on Plan Assets	(11,549)	(4,912)	(12,822)	(6,314)
Amortization of Net Loss/(Gain)	3,759	703	2,222	(100)
Amortization of Prior Service (Credit)/Cost	(406)	11	(565)	13

Net Periodic Benefit Cost	$10,169	$2,576	$7,549	$1,650

	Six Months Ended December 31,
	2009		2008
	North		North
	America	U.K.	America	U.K.
Service Cost	$11,881	$3,022	$13,569	$3,702
Interest Cost	24,791	10,527	24,371	12,400
Expected Return on Plan Assets	(23,116)	(9,823)	(25,648)	(12,628)
Amortization of Net Loss/(Gain)	7,307	1406	4,089	(200)
Amortization of Prior Service (Credit)/Cost	(812)	21	(1,129)	26

Net Periodic Benefit Cost	$20,051	$5,153	$15,252	$3,300

The fiscal year 2010 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2009 for the North America and U.K. plans:

	North America	U.K.
Discount rate	7.21%	6.30%
Expected long-term rate of return on assets	8.61%	6.61%
Rate of increase in compensation levels	3.29%	5.45%
Employer Contributions
Watson Wyatt made $31.1 million in contributions to North American plans during the first six months of fiscal year 2010. We anticipate that $1.1 million will be contributed by the Company to the North American pension plans over the remainder of the fiscal year.

Watson Wyatt made $9.9 million in contributions to the U.K. plans during the first six months of fiscal year 2010 and the Company anticipates making $6.6 million in contributions over the remainder of the fiscal year.
Defined Contribution Plans
In the U.S., Watson Wyatt sponsors a savings plan that provides benefits to substantially all U.S. associates. Watson Wyatt matches employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation. The Company will also make an annual profit sharing contribution to the plan in an amount that is dependent upon financial performance during the fiscal year.
The U.K. pension plan has a money purchase section to which the Company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and Watson Wyatt has paid an equivalent amount as pension contributions. Core contributions amount to 2-6 percent of pensionable salary with additional matching contributions of a further 2-6 percent.
Health Care Benefits
In the U.S., Watson Wyatt sponsors a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. Watson Wyatt accrues a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.
Postretirement Benefits
Watson Wyatt provides certain health care and life insurance benefits for retired associates. The principal plans cover Watson Wyatt associates in the U.S. and Canada who have met certain eligibility requirements. Watson Wyatt’s principal post-retirement benefit plans are unfunded and a liability is accrued for these benefits.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for Watson Wyatt’s healthcare and post-retirement plans for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost	$295	$324	$594	$653
Interest cost	654	687	1,309	1,411
Expected return on plan assets	—	—	—	—
Amortization of net gain	(275)	(231)	(550)	(433)
Amortization of prior service cost	(143)	(166)	(285)	(332)

Net periodic benefit cost	$531	$614	$1,068	$1,299

Employer Contributions
Watson Wyatt made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $2.2 million and $2.1 million in the six months ended December 31, 2009 and 2008, respectively. The Company plans to make additional payments of approximately $3.1 million through the remainder of the fiscal year.

Note 6 — Goodwill and Intangible Assets.
The components of goodwill for Watson Wyatt are outlined below for the six months ended December 31, 2009:

			Technology		Insurance
			and		and
		Human	Administration	Investment	Financial
	Benefits	Capital	Solutions	Consulting	Services
	Group	Group	Group	Group	Group	Other	Total
Balance as of June 30, 2009	$343,158	$30,644	$51,796	$52,308	$63,634	$1,214	$542,754
Goodwill acquired	—	—	—	—	—	—	—
Translation adjustment	726	153	(815)	(578)	(1,061)	—	(1,575)

Balance as of December 31, 2009	$343,884	$30,797	$50,981	$51,730	$62,573	$1,214	$541,179

The following table reflects changes in the net carrying amount of the components of intangible assets of Watson Wyatt for the six months ended December 31, 2009:

	Trademark &	Customer related	Core/developed	Non-compete
	trade name	intangible	technology	agreements	Total
Balance as of June 30, 2009	$100,511	$78,843	$6,757	$122	$186,233
Intangible assets acquired	—	—	—	—	—
Amortization expense	—	(4,493)	(2,214)	(111)	(6,818)
Translation adjustment	(1,778)	186	(29)	4	(1,617)

Balance as of December 31, 2009	$98,733	$74,536	$4,514	$15	$177,798

The following table reflects the carrying value of intangible assets of Watson Wyatt at December 31, 2009 and June 30, 2009:

	December 31, 2009		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark & trade name	$99,135	$402	$100,913	$402
Customer related intangibles	109,007	34,471	108,821	29,978
Core/developed technology	23,496	18,982	23,525	16,768
Non-compete agreements	1,277	1,262	1,273	1,151

Total intangible assets	$232,915	$55,117	$234,532	$48,299

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2009 and December 31, 2009. Goodwill and intangible assets are largely denominated in the British pound and Euro and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
Certain trademark and trade name intangibles have indefinite useful lives and are not amortized.
The weighted average remaining life of amortizable intangible assets at December 31, 2009, was 8.1 years. Estimated amortization expense for the remainder of fiscal year 2010 and subsequent fiscal years is as follows:

Fiscal year ending June 30:	Amount
2010	$6,591
2011	10,213
2012	9,947
2013	8,887
2014	8,887
Thereafter	34,540

Total	$79,065

Note 7 — Earnings Per Share.
Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and six month periods ended December 31, 2009 and 2008. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of stock-based compensation plans and employee stock purchase plan shares using the “treasury stock” method over the same measurement period. The components of basic and diluted earnings per share are as follows (in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$23,872	$39,551	$53,653	$74,711

Weighted average outstanding shares of common stock	42,244	42,571	42,458	42,753
Dilutive effect of employee stock plans	336	45	276	51

Common stock and stock equivalents	42,580	42,616	42,734	42,804

Earnings per share:
Net income-Basic	$0.57	$0.93	$1.26	$1.75

Net income- Diluted	$0.56	$0.93	$1.26	$1.75

Note 8 — Investments in Affiliates.
PCIC
Watson Wyatt has an equity investment in PCIC. As defined by ASC 810, PCIC is a variable interest entity. Based on the legal, financial and operating structure of PCIC, Watson Wyatt concluded that as of December 31, 2009, it was not the primary beneficiary of PCIC. Accordingly, it did not consolidate the results of PCIC into its consolidated financial statements. Watson Wyatt applies the equity method of accounting for its investment in PCIC. However, beginning on January 1, 2010, as a result of the Merger, Towers Watson has a majority ownership of PCIC which changed the allocation of economic risks and rewards of PCIC among the variable interest holders. Towers Watson will consolidate the results of PCIC into its consolidated financial statements.
PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont. PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms (Watson Wyatt, Towers Perrin and another party), all of which participate in the program as both policyholders and stockholders.
Capital contributions to PCIC are required when approved by a majority of its stockholders. From the time PCIC was organized through December 31, 2009, Watson Wyatt has provided capital contributions to PCIC through cash contributions totaling $7.3 million and through the issuance of letters of credit totaling $10.6 million. Watson Wyatt’s ownership interest in PCIC as of December 31, 2009 and 2008 was 36.43 percent.

Management believes that Watson Wyatt’s maximum financial statement exposure regarding its investment in PCIC as of December 31, 2009 was limited to the carrying value of its investment in PCIC of $13.7 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $24.3 million.
The summary operating results for PCIC for the 12 month period ending December 31, 2009 and 2008 are as follows:

	December 31
	2009	2008

Revenue	$36,158	$45,930
Operating Expenses	30,409	13,328

Income before taxes	5,749	32,602

Net income	$3,854	$21,520

Summarized balance sheet information for PCIC as of its fiscal year end December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Current assets	$214,512	$194,620
Noncurrent assets	82,496	66,655

Total assets	$297,008	$261,275

Current liabilities	$20,453	$27,984
Noncurrent liabilities	239,910	201,458
Stockholders’ equity	36,645	31,833

Total liabilities and stockholders’ equity	$297,008	$261,275

Fifth Quadrant
Watson Wyatt acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008. Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998. Its core business is to provide independent, high quality advice to institutional clients, which includes retirement funds, medical schemes, charitable trusts and corporate and public sector clients. Watson Wyatt has a $4.3 million investment in Fifth Quadrant as of December 31, 2009.
Dubai
Watson Wyatt established a partnership with the Knowledge and Human Development Authority in Dubai (Dubai) in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of December 31, 2009, Watson Wyatt has a $1.1 million investment in Dubai.

IFA
Watson Wyatt acquired a 20 percent investment in Gesellschaft fur Finanz-und Aktuarwissenschaften mbH, or IFA, in the second quarter of fiscal year 2009. IFA is an insurance and financial services company based in Germany. As of December 31, 2009, Watson Wyatt has a $2.6 million investment in IFA.
Watson Wyatt applies the equity method of accounting for all of its investments in affiliates.
As a result of adoption of ASC 810, the non-controlling interests in Jakarta and Indonesia were retrospectively reclassified from other non-current liabilities to non-controlling interest in total equity. Watson Wyatt owns 60 percent of both subsidiaries and the non-controlling interests was $1.1 million as of December 31, 2009 and June 30, 2009.
Note 9 — Comprehensive Income/(Loss).
Comprehensive income/(loss) includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended December 31, 2009, comprehensive income totaled $23.9 million compared with comprehensive loss of $64.6 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, comprehensive income totaled $49.1 million, compared with comprehensive loss of $118.8 million for the six months ended December 31, 2008. The fluctuation is primarily attributable to fluctuations in exchange rates.
Note 10 — Commitments and Contingent Liabilities.
Watson Wyatt historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business. The commitment and contingencies described below are currently in effect and could require it to make payments to third parties under certain circumstances.
Indenture: On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an Indenture (the “Indenture”) with Wilmington Trust FSB, as Trustee (the “Trustee”), for the issuance of Towers Watson Notes in the aggregate principal amount of $200 million. The Towers Watson Notes were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0 percent, and will mature on January 1, 2011. The Indenture contains limited operating covenants, and obligations under the Towers Watson Notes are subordinated to the obligations of Towers Watson under the Senior Credit Facility (as defined below) on the terms set forth in the Indenture.
Towers Watson Credit Facility: On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the facility will bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. Obligations under the facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65 percent of the voting stock and 100 percent of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson and its subsidiaries to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2009 and the date of this filing, February 8, 2010, there was no outstanding balance owed under the Senior Credit Facility.
Watson Wyatt Credit Agreement: Watson Wyatt had a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility varied with LIBOR and/or the Prime Rate and were based on its leverage ratio, as defined by the credit agreement. Watson Wyatt was charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with its financial leverage and was paid on the unused portion of the credit facility. There were no borrowings under this facility as of December 31, 2009 and June 30, 2009. Credit under the facility was available upon demand, although the credit facility required Watson Wyatt to observe certain covenants (including requirements relating to its leverage ratio and fixed coverage charge ratio) and was collateralized with a pledge of stock of material subsidiaries. Watson Wyatt was in compliance with all covenants under the credit facility as of December 31, 2009. This facility had been scheduled to mature on June 30, 2010, however, it was terminated on January 1, 2010 upon completion of the Merger and was replaced by the Towers Watson Senior Credit Facility.
Letters of Credit: As of December 31, 2009, both Watson Wyatt and Towers Perrin had letters of credit totaling $10.6 million under their respective existing credit facilities to guarantee payment to a beneficiary in the event that it fails to meet its financial obligations to the beneficiary. These letters of credit will remain outstanding as long as Towers Watson retains an ownership share of the affiliated captive insurance company, PCIC.
Watson Wyatt has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.5 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the Company believes that future usage is remote.
Indemnification Agreements: Watson Wyatt has various agreements that provide that it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Watson Wyatt’s obligations and the unique facts of each particular agreement, Watson Wyatt does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
Legal Proceedings: From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below involve the most significant pending or potential claims against Towers Watson and its subsidiaries. We also have received subpoenas and requests for information in connection with government investigations.

Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. These policies remain in force subsequent to the Merger. We reserve for contingent liabilities based on ASC 450, “Contingencies” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending claims against the Company will not have a material adverse effect on the results of operations, but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs. Our professional liability insurance coverage beyond our self-insured retention amount is written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various other commercial insurance carriers. Post-Merger, Towers Watson has a 72.86 percent ownership interest in PCIC and as a result, PCIC’s results will be consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover claims above a $1 million per occurrence self-retention, the consolidation of PCIC will effectively result in self-insurance for Towers Watson for the first $26 million of loss on each claim. Accordingly, the impacts of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings.
Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company): On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth. As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price. On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.
In January, 2008, the Sixth Circuit Court of Appeals held that the entire claim is subject to arbitration. An arbitration hearing is scheduled to commence in April 2010.
ExxonMobil Superannuation Plan (Australia)
In March 2007, the Trustees of the ExxonMobil (Australia) Superannuation Plan commenced a legal proceeding in the Supreme Court of Victoria against Towers Perrin; the plan sponsors, Esso (Australia) and ExxonMobil (Australia), commenced a similar legal proceeding against Towers Perrin in April 2007 (collectively the “2007 actions”). On May 15, 2009, as the time was expiring to add any additional contributing parties, Towers Perrin filed third-party claims against Watson Wyatt, the successor actuary and Plan administrator.
The complaints in the 2007 actions allege that while performing administrative and actuarial services for the Superannuation Plan during the period from mid-1990 to 1995, Towers Perrin failed to detect drafting errors made by previous plan advisors including attorneys, when they prepared certain amendments to the Superannuation Plan Deed. These amendments were adopted before Towers Perrin commenced its engagement. Watson Wyatt succeeded Towers Perrin as the Plan administrator and Plan actuary in 1996 and continues to serve in those capacities.
Plaintiffs allege that the faulty drafting resulted in the grant of additional, but unintended and unauthorized benefits, to certain Superannuation Plan participants. Plaintiffs further allege that because Towers Perrin failed to detect the drafting error, benefits were not properly administered and the Plan was not properly funded. Towers Perrin administered and valued the Plan benefits consistent with what the plan sponsors contend was intended. Watson Wyatt continued to administer and value the benefits in the same manner when it succeeded Towers Perrin in 1996.
The most recent estimate of the value of the allegedly unintended benefits is AU$580 million.

The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) that seeks an interpretation of the relevant portions of the Plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements.
The rectification action is scheduled for trial in April 2010.
Towers Perrin is a defendant in three lawsuits filed by former shareholders
On December 9, 2009, Watson Wyatt was informed by Towers Perrin of a settlement demand from the plaintiffs in a putative class action lawsuit filed by certain former shareholders of Towers Perrin (the “Dugan Action”). Although the complaint in the Dugan Action does not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated on December 8, 2009 and in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the proposed class. Plaintiffs requested that Towers Perrin communicate the settlement demand to Watson Wyatt.
The Dugan Action previously was reported in Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-161705) filed on November 9, 2009 by the Jupiter Saturn Holding Company (the “Registration Statement”). As reported in the Registration Statement, the complaint was filed on November 5, 2009 against Towers Perrin, members of its board of directors, and certain members of senior management in the United States District Court for the Eastern District of Pennsylvania.
Plaintiffs in this action — Alan H. Dugan, Ronald P. Giesinger, Marvin H. Greene, John G. Kneen, John T. Lynch, Bruce R. Pittenger, J. Russell Southworth, C. Roland Stichweh, Jacobus J. Van de Graaf and John C. Von Hagen — are former members of the Towers Perrin’s senior management, who left Towers Perrin at various times between 1995 and 2000. The Dugan plaintiffs seek to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, and who also meet certain other specified criteria.
On December 17, 2009, four former Towers Perrin shareholders — Dale Allen, Candace Block, Deborah Dubois, and Elizabeth Scattergood — each of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action — commenced a separate legal proceeding in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.
On January 15, 2010, former Towers Perrin shareholder — Alice Pao — who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding in the United States District Court of the Eastern District of Pennsylvania also alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15 percent) of eHRO. Pao seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who are excluded from the proposed class in the Dugan Action.

Pursuant to the corporation’s Bylaws in effect at the time of their separations, the Towers Perrin shares held by each of these plaintiffs were redeemed by Towers Perrin at book value at the time these individuals separated from employment. The complaint alleges that there was a promise that Towers Perrin would remain privately owned in perpetuity and that by agreeing to sell their shares back to Towers Perrin at book value upon separation, plaintiffs and other members of the putative classes relied upon this promise, which they allege was violated by the consummation of the Merger between the Company and Towers Perrin. The complaint asserts claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seeks equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the court consolidated the three actions for all purposes.
Towers Watson believes the claims in these lawsuits are without merit and intends to defend against them vigorously. The cost of defending against the claims could be substantial. The outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
Note 11 — Recent Accounting Pronouncements.
Adopted in fiscal year 2009
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.
ASC 805, “Business Combinations” which is a revision of accounting provisions that changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 350-30-35-1, “Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Goodwill and Other Intangible Assets.” ASC 805-20-25-18A, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of ASC 805, “Business Combinations.” We adopted these provisions on July 1, 2009.

ASC 810, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, “Business Combinations.” The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, Watson Wyatt’s non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity.
ASC 815-10-50, “SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The Company was required to adopt the provisions on January 1, 2009. The Company expects that in relation to the merger with Watson Wyatt and Towers Perrin, the application of these provisions will be material to the disclosures of Towers Watson’s future filings which will include the results of Towers Perrin.
ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted these provisions for financial assets and liabilities on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009, these adoptions did not have a material impact on the Company’s financial position or results of operations
Not yet adopted
ASC 715-10-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets” provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. The Company is currently evaluating the effects that these provisions may have on its financial statements.
ASC 810 “Amendments to FASB Interpretation No. 46 (R)” which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010. The Company is currently evaluating the effects that these provisions may have on its financial statements.
Note 12 — Income Taxes.
At December 31, 2009, Watson Wyatt’s gross liability for income taxes associated with uncertain tax positions was $9.4 million. This liability can be reduced by $1.5 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $7.9 million, if recognized, would have a $7.6 million favorable impact on the Company’s effective tax rate and would increase other comprehensive income by $0.3 million. The gross tax liability for uncertain tax positions increased by $0.09 million for the six months ended December 31, 2009.
Interest and penalties related to income tax liabilities are included in income tax expense. At December 31, 2009, Watson Wyatt had accrued interest of $1.5 million and penalties of $0.4 million, totaling $1.9 million.

The Company believes it is reasonably possible that there will be a $0.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
The Company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions. Watson Wyatt is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in Watson Wyatt’s major tax jurisdictions are:

Open Tax Years
(fiscal year ending)

United States — Federal	2006 and forward
United States — Various States	2005 and forward
Canada — Federal	2006 and forward
Germany	2003 and forward
United Kingdom	2007 and forward
Note 13 — Subsequent Events.
Towers Watson evaluated events occurring between the end of our most recent fiscal quarter end, December 31, 2009 and February 8, 2010, the date the financial statements were issued.
On January 1, 2010, pursuant to the Merger Agreement, Watson Wyatt and Towers Perrin, combined their businesses through two simultaneous mergers and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which changed its name to Towers Watson. The details of the Merger is described in Note 1 “Organization and Basis of Presentation”, the Merger Consideration issued in the transaction is described in Note 2 “Merger” and the Towers Watson Credit Agreement which was entered into upon completion of the Merger on January 1, 2010 is described in Note 10 “Commitments and Contingent Liabilities”. In addition, the Company registered shares on Form S-8 for the Towers Watson & Co. Employee Stock Purchase Plan and 2009 Long Term Incentive Plan as described below.
Registration of Securities under the Employee Stock Purchase Plan
On January 4, 2010, the Company filed a Registration Statement on Form S-8 relating to 4,696,424 shares of Towers Watson’s Class A Common Stock that may be issued pursuant to awards under the Towers Watson & Co. Employee Stock Purchase Plan (the “ESPP”). The ESPP is an amendment and restatement of the Watson Wyatt & Company Holdings 2001 Employee Stock Purchase Plan. Watson Wyatt originally registered 750,000 shares of its Class A Common Stock on December 19, 2001 and an additional 1,500,000 shares of its Class A common stock on December 16, 2003 for use under the ESPP, of which 196,424 shares remained available for issuance immediately prior to the Merger. At the time of the Merger, the ESPP, as amended and restated, was assumed by Towers Watson, and 4,500,000 additional shares were added to the ESPP. This Registration Statement covered 4,696,424 shares. The ESPP was approved by Watson Wyatt and Towers Perrin, as Towers Watson’s stockholders, on December 30, 2009. For further information, please see the Registration Statement on Form S-8 filed with the SEC (Registration No. 333-164191) on January 4, 2010.

Registration of Securities under the 2009 Long Term Incentive Plan
On January 4, 2010, the Company filed a Registration Statement on Form S-8 relating to: (a) 12,500,000 shares of Towers Watson’s Class A common stock that may be issued pursuant to awards under the Towers Watson & Co. 2009 Long Term Incentive Plan (the “2009 Plan”), which was adopted by the Company; and (b) 125,648 shares of Class A Common Stock that may be issued upon exercise of outstanding stock options (the “Assumed Options”) previously granted under the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the “2000 Plan” and, together with the 2009 Plan, the “Plans”) that were assumed by the Company at the time of the Merger.
The Company assumed the 2000 Plan for the limited purpose of assuming the Assumed Options; no further stock options or other awards will be granted under the 2000 Plan subsequent to the Merger. The Assumed Options are exercisable for shares of Class A Common Stock based on an exchange ratio of one share of Towers Watson Class A Common Stock for each share of Watson Wyatt Common Stock underlying the Assumed Options immediately prior to the Merger. Except for the replacement of the Towers Watson Class A Common Stock for the Watson Wyatt Common Stock as the security to be issued upon exercise of an Assumed Option and the substitution of Towers Watson & Co. for Watson Wyatt with respect to administration of the Assumed Options and related matters, the Assumed Options remain subject to the same terms and conditions set forth in the 2000 Plan and related agreements. The 2009 Plan was approved by Watson Wyatt shareholders on December 18, 2009. For further information, please see the Registration Statement on Form S-8 filed with the SEC (Registration No. 333-164192) on January 4, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Merger
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which changed its name to Towers Watson & Co. (“Towers Watson”).
As of and for the three and six months ended December 31, 2009, Towers Watson had not conducted any activities other than those incident to its formation and the matters contemplated by the Merger Agreement. The business of Towers Watson after the Merger was consummated on January 1, 2010, is the combined businesses previously conducted by Towers Perrin and Watson Wyatt. Therefore, this quarterly report of Towers Watson does not include separate financials for Jupiter Saturn Holding Company as they do not contain any material information. In select sections of this quarterly report that contain prospective or forward-looking information, the combined operations of Towers Watson post-Merger have been disclosed. Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders own approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing. Because the Merger was not yet consummated as of December 31, 2009, the results of Towers Perrin are not included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 or 2008 or Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 will include the results of Towers Perrin’s operations beginning January 1, 2010.
General
Towers Watson began material operations January 1, 2010 and is the combined businesses previously conducted by Towers Perrin and Watson Wyatt. We offer our clients comprehensive services and a strong talent pool of approximately 14,000 associates across 34 countries. The histories of our predecessor firms are summarized below.
Watson Wyatt traces its roots back to the actuarial firm R Watson & Sons, founded in 1878 in the U.K. In 1946, The Wyatt Company was established as an actuarial consulting firm in the U.S. Over the next few decades, the U.S.-based firm branched out into such other services as health care and compensation consulting and broadened its global reach, establishing offices throughout Canada, Europe, Latin America and Asia. In 1995, the two firms formed a global alliance and began operating as Watson Wyatt Worldwide. In 2000, the U.S.-based arm of the alliance completed a successful initial public offering and began trading on the New York Stock Exchange under the symbol WW. In August 2005, the two firms formally combined into one.

Towers Perrin’s predecessor firm, Henry W. Brown & Co., was founded in 1871. Towers, Perrin, Forster & Crosby, Inc. was incorporated in Philadelphia, Pennsylvania on February 13, 1934. The firm opened for business with 26 employees and initially operated a Reinsurance Division and Life Division. The firm eventually began to specialize in pensions and other employee benefit plans. Over the decades, the firm grew, diversified, globalized and, in 1987, was renamed Towers Perrin.
At Towers Watson, we bring together professionals from around the world — experts in their areas of specialty — to deliver the perspectives that give organizations a clear path forward. We do this by working with clients to develop solutions in the areas of employee benefit programs, risk and capital management, and talent and reward programs.
We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify, and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.
As leading economies worldwide become more services-oriented, human capital and financial management has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets. Towers Watson helps its clients address these issues by combining the expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, insurance and investment plans.
The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.
In the short term, Towers Watson’s revenue is driven by many factors including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of its clients, changes in investment markets, the ability of the consultants to attract new clients or provide additional services to existing clients, and the impact of new regulations in the legal and accounting fields. In the long term, Towers Watson expects that its financial results will depend in large part upon how well we succeed in deepening the existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in the target markets, cross selling and strategic acquisitions. Towers Watson believes that the highly fragmented industry in which it operates represents tremendous growth opportunities, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Overview of Watson Wyatt Financial Condition and Results of Operations
Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. Watson Wyatt provides services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 106 offices in 33 countries throughout North America, Europe, Asia-Pacific and Latin America. Watson Wyatt employed approximately 7,440 and 7,700 associates as of December 31, 2009 and June 30, 2009, respectively, in the following practice areas:

	December 31,	June 30,
	2009	2009

Benefits Group	3,255	3,325
Human Capital Group	750	825
Technology and Administration Solutions Group	1,045	1,060
Investment Consulting Group	565	565
Insurance & Financial Services Group	380	415
Other (incl. Communication)	395	450
Business Services (incl. Corporate and field support)	1,050	1,060

Total associates	7,440	7,700

Principal Services
Watson Wyatt designs, develops and implements human resource and risk management strategies and programs through the following closely-interrelated practice areas:
Benefits Group - The Benefits Group, accounting for 55 percent of Watson Wyatt’s total revenue for the first six months of fiscal 2010, is the foundation of its business. Approximately 50 percent of Benefits Group’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Retirement, the core of the Benefits Group business, typically lags reduction in discretionary spending compared to the other segments, mainly due to the recurring nature of client relationships. Watson Wyatt’s corporate client retention rate within its target market has remained very high. Revenue for the retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, economic uncertainty, leverage from other practices, increased global demand and increased market share.

Services provided through the Benefits Group include the following:
•	Design and management of benefit programs;

•	Actuarial services including development of funding and risk management strategies;

•	Expatriate and international human resource strategies;

•	Mergers and acquisitions;

•	Strategic workforce planning; and

•	Compliance and governance
Human Capital Group - The Human Capital Group (HCG), accounting for 10 percent of Watson Wyatt’s total revenue for the first six months of fiscal 2010, generally encompasses short-term projects. Approximately 65 percent of HCG’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Discretionary project work associated with this segment is generally affected by the strength of the economy. As a result, this segment tends to be more sensitive to cyclical economic fluctuations than other segments. Services provided through HCG include the following:
•	Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs;

•	Strategies to align workforce performance with business objectives;

•	Organization effectiveness consulting, including talent management;

•	Strategies for attracting, retaining and motivating employees; and

•	Data services
Technology and Administration Solutions Group - The Technology and Administration Solutions Group (TAS), accounting for 14 percent of Watson Wyatt’s total revenue for the first six months of fiscal 2010, provides information technology services to the clients. Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business. However, TAS remains partially subject to the impact of the economy on discretionary spending. Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits. Approximately 45 percent of TAS’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Services provided through the TAS Group include the following:
•	Web-based applications for health and welfare, pension and compensation administration;

•	Administration outsourcing solutions for health and welfare and pension benefits;

•	Call center strategy, design and tools;

•	Strategic human resource technology and service delivery consulting;

•	Targeted online compensation and benefits statements, content management and call center case management solutions; and

•	Integrated talent management suite
Investment Consulting Group - The Investment Consulting Group accounts for 11 percent of Watson Wyatt’s total revenue for the first six months of fiscal 2010. Approximately 85 percent of the Investment Consulting Group’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

Services provided through the Investment Consulting Group include the following:
•	Investment consulting services to pension plans and other institutional funds;

•	Input on governance and regulatory issues;

•	Analysis of asset allocation and investment strategies;

•	Investment structure analysis, selection and evaluation of managers and performance monitoring; and

•	Implementation/fiduciary services for defined benefit and defined contribution investment programs via the Advanced Investment Solutions (AIS) services
Insurance & Financial Services Group - The Insurance & Financial Services Group (I&FS) accounts for 6 percent of Watson Wyatt’s total revenue for the first six months of fiscal 2010. Approximately 90 percent of I&FS’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This business is largely a project-based business and therefore could be cyclical. Services provided through I&FS include the following:
•	Independent actuarial and strategic advice;

•	Assessment and advice regarding financial condition and risk management; and

•	Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management
While Watson Wyatt focuses the consulting services in the areas described above, management believes that one of Watson Wyatt’s primary strengths is the ability to draw upon consultants from the different practices to deliver integrated services to meet the needs of its clients. This capability includes communication and change management implementation support services.
Financial Statement Overview
Historically, Watson Wyatt’s fiscal year ended on June 30. Towers Watson’s fiscal year end will also be June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2010 (December 31, 2009) and as of the end of fiscal year 2009 (June 30, 2009), Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2009 and 2008, Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2009 and 2008 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six month period ended December 31, 2009.
Watson Wyatt derives the majority of its revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than one percent of consolidated revenue for any of the most recent three fiscal years.

For the three months ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008, Watson Wyatt’s top six markets based on percentage of consolidated revenue were as follows:

	Six Months	Fiscal Year
Geographic Region	2010	2009	2008
United States	44%	43%	41%
United Kingdom	30	32	32
Germany	5	4	5
Canada	3	4	4
Netherlands	3	3	4
Greater China	2	2	2
In delivering consulting services, Watson Wyatt’s principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the second quarter of fiscal year 2010, approximately 50 percent of professional and subcontracted services represent these reimbursable services.
Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
General and administrative expenses include the operational costs, professional fees and insurance paid by corporate management, general counsel, marketing, human resources, finance, research and technology support.
Depreciation and amortization includes the depreciation of fixed assets and amortization of intangible assets and internally developed software.
Transaction and integration expenses include all fees and charges associated with the Merger.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on the financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material impact on our financial statements and results of operations.
Revenue Recognition
Revenue includes fees primarily generated from consulting services provided. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.
Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method. The Company typically has three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.
Watson Wyatt has non-recurring system projects that are typically found in the Technology and Administration Solutions Group. They tend to be projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. Watson Wyatt evaluates at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly. The Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the Company is entitled to payment for services performed through termination.
Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. The Company has experienced certain costs in excess of estimates from time to time. Management believes that it is rare, however, for these excess costs to result in overall project losses.

The Company has developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by the Company and ownership of the technology and rights to the related code remain with the Company. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with generally accepted accounting principles of capitalized software. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of an engagement.
In connection with the Merger, we acquired the reinsurance intermediary business of Towers Perrin. Beginning January 1, 2010 in our capacity as a reinsurance intermediary, we collect premiums from reinsureds and, after deducting our brokerage commissions, we remit the premiums to the respective reinsurance underwriters on behalf of reinsureds. The net premiums and claims due to or due from reinsurers and reinsureds are not included in our condensed consolidated balance sheets. In general, compensation for reinsurance intermediary services is earned on a commission basis. Commissions are calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with the Company’s clients and reinsurers. The Company recognizes intermediary services revenue on the later of the inception date or billing date of the contract. In addition, the Company holds cash needed to settle amounts due reinsurers or reinsureds, net of any commissions due the Company, pending remittance to the ultimate recipient. The Company is permitted to invest these funds in high quality liquid instruments.
Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.
Valuation of Billed and Unbilled Receivables from Clients
We maintain allowances for doubtful accounts to reflect estimated losses resulting from the clients’ failure to pay for the services after the services have been rendered, including allowances when customer disputes may exist. The related provision is recorded as a reduction to revenue. Our allowance policy is based on the aging of the billed and unbilled client receivables and has been developed based on the write-off history. Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.
Discretionary Compensation
Watson Wyatt’s compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year in the form of cash and/or deferred stock units after its annual operating results are finalized. As a result of the Merger, interim bonuses will be paid in March 2010 relative to the six-month period ended December 31, 2009.
An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Quarterly, estimated annual operating performance is reviewed by the Company and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future net income.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
Pension Assumptions
Watson Wyatt sponsors both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85 percent of the liability. Under the plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. Beginning January 2008, Watson Wyatt made changes to the plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
Determination of the obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on the pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into the pension expense over the average remaining service period of participating employees. We considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer comparisons.
North America
The following assumptions were used in the valuation of Watson Wyatt’s North American plans at June 30, 2009, 2008 and 2007:

	Year Ended June 30
	2009	2008	2007
Discount rate	7.21%	6.91%	6.25%
Expected long-term rate of return on assets	8.61%	8.75%	8.75%
Rate of increase in compensation levels	3.29%	4.08%	3.84%

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Effect on FY2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.0 million
25 basis point increase in discount rate	-$2.9 million
25 basis point decrease in expected return on assets	+$1.2 million
25 basis point increase in expected return on assets	-$1.2 million
United Kingdom
The following assumptions were used in the valuation of Watson Wyatt’s U.K. plan at June 30, 2009, 2008 and 2007:

	Year Ended June 30
	2009	2008	2007
Discount rate	6.30%	6.50%	5.80%
Expected long-term rate of return on assets	6.61%	6.46%	5.69%
Rate of increase in compensation levels	5.45%	5.65%	4.95%
The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Effect on FY2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.4 million
25 basis point increase in discount rate	-$2.1 million
25 basis point decrease in expected return on assets	+$0.8 million
25 basis point increase in expected return on assets	-$0.8 million
Incurred But Not Reported Claims
Towers Watson uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time.

Goodwill and Intangible Assets
In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Goodwill is tested for impairment annually as of June 30, and whenever indicators of impairment exist. The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. As the fair value of our reporting units exceeds their carrying value, we do not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of goodwill and recognize an impairment loss for the excess of carrying value over implied fair value. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of June 30. The fair value of the intangible assets are compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. In the three and six months ended December 31, 2009 and 2008, Watson Wyatt has not recorded any impairment losses of goodwill or intangibles.

Results of Operations
The table below sets forth Watson Wyatt’s historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:
Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended			Six months ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change
Revenue	$432,614	$436,389	(1)%	$833,959	$862,515	(3)%

Costs of providing services:
Salaries and employee benefits	247,058	246,648	0	483,139	482,527	0
Professional and subcontracted services	19,184	25,564	(25)	35,343	51,879	(32)
Occupancy, communications and other	42,645	46,316	(8)	82,517	96,313	(14)
General and administrative expenses	42,763	43,206	(1)	82,533	87,093	(5)
Depreciation and amortization	18,251	18,870	(3)	36,185	37,734	(4)
Transaction and integration expenses	16,904	—	100	25,292	—	100

	386,805	380,604	2	745,009	755,546	(1)

Income from operations	45,809	55,785	(18)	88,950	106,969	(17)

Income (Loss) from affiliates	(1,167)	1,070	(209)	(220)	2,765	(108)
Interest income	189	322	(41)	539	1,353	(60)
Interest expense	(604)	(1,059)	(43)	(1,053)	(1,628)	(35)
Other non-operating income	1,758	1,699	3	2,900	1,680	73

Income before income taxes	45,985	57,817	(20)	91,116	111,139	(18)

Provision for income taxes	22,113	18,266	21	37,463	36,428	3

Net income	$23,872	$39,551	(40)%	$53,653	$74,711	(28)%

Three and Six Months Ended December 31, 2009 Compared to the Three and Six Months Ended December 31, 2008
Watson Wyatt revenue for the second quarter of fiscal year 2010 was $432.6 million, a decrease of $3.8 million, or less than 1 percent, from $436.4 million in the second quarter of fiscal year 2009. On a constant currency basis, revenue decreased 3 percent over the second quarter of fiscal year 2009.
The average exchange rate used to translate the revenue earned in British pounds sterling increased to 1.6253 for the second quarter of fiscal year 2010 from 1.5969 for the second quarter of fiscal year 2009, and the average exchange rate used to translate the revenue earned in Euros increased to 1.4671 for the second quarter of fiscal year 2010 from 1.3373 for the second quarter of fiscal year 2009.
The fluctuations in the segment revenue for the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009 are as follows. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
•	Benefits decreased revenue $2.1 million, or less than 1 percent, over the second quarter of fiscal year 2009. On a constant currency basis, revenue decreased 2 percent over the second quarter of fiscal year 2009 due primarily to a slight decline in project work. In the second quarter of fiscal year 2009, there was a higher level of project activity, as plan sponsors evaluated the impact of current market conditions on the funded status of their plans.

•	Technology and Administration Solutions increased revenue $8.2 million, or 16 percent, over the second quarter of fiscal year 2009. On a constant currency basis, Technology and Administration Solutions revenue increased 4 percent over the second quarter of fiscal year 2009. The revenue increase is due primarily to an increase in client activity in Europe.

•	Human Capital Group decreased revenue $8.1 million, or 16 percent, over the second quarter of fiscal year 2009. On a constant currency basis, revenue decreased 18 percent over the second quarter of fiscal year 2009 due primarily to declines in project activity.

•	Investment Consulting increased revenue $9.1 million, or 24 percent, over the second quarter of fiscal year 2009. On a constant currency basis, revenue increased 19 percent over the second quarter of fiscal year 2009 due primarily to an increase in implemented consulting services and related performance fees.

•	Insurance and Financial Services decreased revenue $10.1 million, or 29 percent, over the second quarter of fiscal year 2009. On a constant currency basis, revenue decreased 31 percent over the second quarter of fiscal year 2009 due primarily to a decline in project activity. In addition, there was a significant project in the second quarter of fiscal year 2009 that did not recur in fiscal year 2010.
Watson Wyatt revenue for the six months ended December 31, 2009 was $834.0 million, a decrease of $28.6 million, or 3 percent, from $862.5 million in the six months ended December 31, 2008.
The average exchange rate used to translate the revenue earned in British pounds sterling decreased to 1.6350 for the six months ended December 31, 2009 from 1.7377 for the six months ended December 31, 2008, and the average exchange rate used to translate the revenue earned in Euros increased to 1.4472 for the six months ended December 31, 2009 from 1.4206 for the six months ended December 31, 2008.

The increases in the segment revenue for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 are as follows. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
•	Benefits decreased revenue $16.2 million, or 3 percent, over the six months ended December 31, 2008. On a constant currency basis, revenue decreased 1 percent over the six months ended December 31, 2008. The slight decrease in revenue is due primarily to a decline in project work in the second quarter of fiscal year 2010.

•	Technology and Administration Solutions increased revenue $15.7 million, or 16 percent, over the six months ended December 31, 2008. On a constant currency basis, Technology and Administration Solutions revenue increased 7 percent over the six months ended December 31, 2008. Revenue increased in both Europe and North America. In Europe, the growth was due to an increase in revenue from several large clients that were implemented in fiscal year 2009, as well as additional project work at existing clients. In North America, the growth was primarily due to an increase in ongoing administration work.

•	Human Capital Group decreased revenue $20.1 million, or 20 percent, over the six months ended December 31, 2008. On a constant currency basis, revenue also decreased 20 percent over the six months ended December 31, 2008 due primarily to declines in project work.

•	Investment Consulting increased revenue $11.7 million, or 15 percent, over the six months ended December 31, 2008. On a constant currency basis, revenue increased 18 percent over the six months ended December 31, 2008 due primarily to an increase in implemented consulting services and related performance fees.

•	Insurance and Financial Services decreased revenue $13.7 million, or 22 percent, over the six months ended December 31, 2008. On a constant currency basis, revenue decreased 20 percent over the six months ended December 31, 2008 due primarily to a decline in project activity. In addition, there was a significant project in the second quarter of fiscal year 2009 that did not recur in fiscal year 2010.
Salaries and Employee Benefits.
Salaries and employee benefit expenses for the second quarter of fiscal year 2010 were $247.1 million compared to $246.6 million for the second quarter of fiscal year 2009, an increase of $0.4 million or less than one percent. On a constant currency basis, salaries and employee benefits decreased 1.4 percent, principally due to a decrease in discretionary compensation expense, partially offset by increases pension and stock-based compensation expense. As a percentage of revenue, salaries and employee benefits remained consistent at 57 percent for the second quarter of fiscal year 2010 and 2009.
Salaries and employee benefit expenses for the first six months of fiscal year 2010 were $483.1 million compared to $482.5 million for the first six months of fiscal year 2009, an increase of $0.6 million or less than 1 percent. On a constant currency basis, salaries and employee benefits increased 2.6 percent, principally due to increases in pension and stock-based compensation expense, partially offset by decreases in discretionary compensation expense and in other employee benefit expenses. As a percentage of revenue, salaries and employee benefits increased to 58 percent from 56 percent.

Professional and Subcontracted Services.
Professional and subcontracted services expenses for the second quarter of fiscal year 2010 were $19.2 million compared to $25.6 million for the second quarter of fiscal year 2009, a decrease of $6.4 million or 25.0 percent. On a constant currency basis, professional and subcontracted services decreased 27.3 percent, principally due to decreased use of external service providers. Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2010 were $35.3 million, compared to $51.9 million for the first six months of fiscal year 2009, a decrease of $16.6 million or 32.0 percent. On a constant currency basis, professional and subcontracted services decreased 31 percent, principally due to a decrease in reimbursable expenses incurred on behalf of clients and external service providers. As a percentage of revenue, professional and subcontracted services decreased from 6 percent to 4 percent for both the second quarter and first six months of fiscal year 2010 compared to the same periods in fiscal year 2009.
Occupancy, Communications and Other.
Occupancy, communications and other expenses for the second quarter of fiscal year 2010 were $42.6 million compared to $46.3 million for the second quarter of fiscal year 2009, a decrease of $3.7 million or 8.0 percent. On a constant currency basis, occupancy, communications and other decreased 10.2 percent, principally due to decreases in travel and professional development expenses and a lower loss on disposal of assets than in the prior period. These decreases were partially offset by an increase in rent expense. Occupancy, communications and other expenses for the first six months of fiscal year 2010 were $82.5 million compared to $96.3 million for the first six months of fiscal year 2009, a decrease of $13.8 million or 14.3 percent. On a constant currency basis, occupancy, communications and other decreased 12.5 percent, principally due to decreases in travel expense, professional development expense, dues and entertainment expense, and realized foreign exchange losses, offset by an increase in rent expense. As a percentage of revenue, occupancy, communications and other for both the second quarter and first six months of fiscal year 2010 decreased from 11 percent to 10 percent compared to the same periods in fiscal year 2009.
General and Administrative Expenses.
General and administrative expenses for the second quarter of fiscal year 2010 were $42.8 million, compared to $43.2 million for the second quarter of fiscal year 2009, a decrease of $0.4 million or 1 percent. For the first six months of fiscal year 2010 general and administrative expenses were $82.5 million, compared to $87.1 million for the first six months of fiscal year 2009, a decrease of $4.6 million or 5.2 percent. On a constant currency basis, general and administrative expenses decreased 2.4 percent for the second quarter and 2.6 percent for the six months, principally due to decreases in salary expense, rent expense, travel expense, and general office expense, partially offset by an increase in professional and subcontract services. As a percentage of revenue general and administrative expenses were consistently 10% for the three and six months ended December 31, 2009 and 2008.
Depreciation and Amortization.
Depreciation and amortization expenses for the second quarter of fiscal year 2010 were $18.3 million, compared to $18.9 million for the second quarter of fiscal year 2009, a decrease of $0.6 million or 3.3 percent. For the first six months of fiscal year 2010, depreciation and amortization expenses were $36.2 million, compared to $37.7 million for the first six months of fiscal year 2009, a decrease of $1.5 million or 4.1 percent. On a constant currency basis, depreciation and amortization expenses decreased 4.5 percent for the second quarter and 2.3 percent for the six months, principally due to a decrease in depreciation of fixed assets partially offset by an increase in depreciation of internally developed software used to support the Benefits and Technology and Administration Solutions Groups. As a percentage of revenue, depreciation and amortization expenses were consistently 4 percent for the three and six months ended December 31, 2009 and 2008.

Transaction and Integration Expenses.
Transaction and integration expenses incurred by Watson Wyatt in association with its merger with Towers Perrin were $16.9 million for the second quarter and $25.3 million for the first six months of fiscal year 2010. Transaction and integration expenses principally consist of investment banker fees, legal, accounting, regulatory filing expenses, and integration consultants. As a percentage of revenue, transaction and integration expenses were 4 percent for the second quarter and 3 percent for the six months of fiscal year 2010. There were no transaction and integration expenses recorded in the comparable periods of fiscal year 2009.
(Loss) Income From Affiliates.
Loss from affiliates for the second quarter of fiscal year 2010 was $1.2 million compared to income of $1.1 million for the second quarter of fiscal year 2009, a decrease of $2.2 million. Affiliate loss for the first six months of fiscal year 2010 was $0.2 million compared to income of $2.8 million for the first six months of fiscal year 2009. Affiliate loss during the three and six months ended December 31, 2009 reflects the share of PCIC’s losses resulting from an increase in PCIC’s reserves.
Interest Income.
Interest income for the second quarter of fiscal year 2010 was $0.2 million, compared to $0.3 million for the second quarter of fiscal year 2009. Interest income for the first six months of fiscal year 2010 was $0.5 million, compared to $1.4 million for the first six months of fiscal year 2009. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Interest Expense.
Interest expense for the second quarter of fiscal year 2010 was $0.6 million, compared to $1.1 million for the second quarter of fiscal year 2009. Interest expense for the first six months of fiscal year 2010 was $1.1 million, compared to $1.6 million for the first six months of fiscal year 2009. The decrease in both periods was principally due to a lower average debt balance in the current period compared to the prior period.
Provision for Income Taxes.
Provision for income taxes for the first six months of fiscal year 2010 was $37.5 million, compared to $36.4 million for the first six months of fiscal year 2009. The effective tax rate was 41.1 percent for the first six months of fiscal year 2010 and 32.8 percent for the first six months of fiscal year 2009. The tax rate increase is primarily due to the $5.9 million impact of German tax law changes on certain German deferred tax assets in relation to the Merger. Watson Wyatt has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with the recent acquisitions, not including the Merger. Watson Wyatt records a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.
Watson Wyatt has deferred tax assets which were established for accrued compensation and accrued transaction costs. As a result of the Merger, a portion of the deferred tax assets will not be realized. To determine an estimate of the amount of deferred tax assets realizable in accordance with ASC 740, the Company will need to perform additional analysis post-Merger.

Net Income.
Net income for the second quarter of fiscal year 2010 was $23.9 million inclusive of the transaction and integration expenses, severance (recorded in salaries and employee benefits) and the negative impact of German tax law changes on certain German deferred tax assets in relation to the Merger, compared to $39.6 million for the second quarter of fiscal year 2009. Net income for the first six months of fiscal year 2010 was $53.7 million inclusive of the transaction and integration expenses, severance (recorded in salaries and employee benefits) and the negative impact of German tax law changes on certain German deferred tax assets in relation to the Merger, compared to $74.7 million for the first six months of fiscal year 2009. As a percentage of revenue, net income decreased from 9 percent to 6 percent for both the second quarter and first six months of fiscal year 2010 compared to the same periods in fiscal year 2009.
Earnings Per Share.
Diluted earnings per share for the second quarter of fiscal year 2010 was $0.56, compared to $0.93 for the second quarter of fiscal year 2009. Diluted earnings per share for the first six months of fiscal year 2010 was $1.26, compared to $1.75 for the first six months of fiscal year 2009.
Diluted earnings per share exclusive of the transaction and integration expenses, severance (recorded in salaries and employee benefits) and the negative impact of German tax law changes on certain German deferred tax assets in relation to the Merger (“adjusted diluted earnings per share”), resulted in adjusted diluted earnings per share for the second quarter of fiscal year 2010 of $0.98, compared to $0.97 for the second quarter of fiscal year 2009. Adjusted diluted earnings per share for the first six months of fiscal year 2010 was $1.83, compared to $1.79 for the first six months of fiscal year 2009.
Watson Wyatt’s management uses adjusted diluted earnings per share to evaluate its performance internally and separately evaluates its performance of the transaction and integration activities. Management determined that this information is useful to investors in evaluating its results of operations and providing a baseline for evaluation of future operating performance.
A reconciliation of net income, as reported under generally accepted accounting principles to adjusted net income and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income, as reported	$23,872	$39,551	$53,653	$74,711

Adjusted for expenses as a result of the Merger:
Transaction and integration expenses (1)	10,957	—	16,541	—
Impact on German deferred tax asset related to the Merger	5,936	—	5,936	—
Severance (1)	956	1,749	2,180	1,771

Adjusted Net Income	$41,721	$41,300	$78,310	$76,482

Weighted average shares of common stock — Diluted	42,580	42,616	42,734	42,804

Earnings per share — Diluted, as reported	$0.56	$0.93	$1.26	$1.75

Adjusted for expenses as a result of the Merger:
Transaction and integration expenses	0.26	—	0.39	—
Impact on German deferred tax asset related to the Merger	0.14	—	0.14	—
Severance	0.02	0.04	0.04	0.04

Adjusted Earnings per Share — Diluted	$0.98	$0.97	$1.83	$1.79

(1)	Transaction and integration and severance expenses for the three months ended December 31, 2009 and 2008 and six months ended December 31, 2009 and 2008 are net of tax. In calculating the net of tax amounts, the effective tax rate for the periods of 48.09%, 31.59%, 41.12% and 32.78% are decreased by the $5.9 million German tax item which was included in provision for income taxes. The result is adjusted effective tax rates for the periods of 35.18%, 31.59%, 34.60% and 32.78%, respectively.
Liquidity and Capital Resources
Watson Wyatt’s cash and cash equivalents at December 31, 2009 totaled $143.9 million, compared to $209.8 million at June 30, 2009. The decrease in cash from June 30, 2009 to December 31, 2009 was principally attributable to the payment during the first quarter of fiscal year 2010 of $143 million of previously accrued discretionary compensation. Watson Wyatt also paid $35.8 million in corporate taxes, $10.0 million in capital expenditures and $6.4 million in dividends during the first six months of fiscal year 2010. These outflows of cash were funded by cash from operations and from existing cash balances. In addition, subsequent to January 1, 2010, Towers Watson paid $200 million to holders of Towers Watson Class R shares in accordance with the Merger Agreement from existing cash balances.
Consistent with the Company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The Company believes that it has sufficient resources to fund operations beyond the next twelve months.
The non-U.S. operations are substantially self-sufficient for their working capital needs. At December 31, 2009, $98.8 million of Watson Wyatt’s total cash balance of $143.9 million was held outside of North America, which it has the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the business combination of Watson Wyatt LLP, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners. If the assets of the trust are not used by 2017, they will be returned to the Company. As of December 31, 2009, we maintained $5.5 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on the consolidated balance sheet.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2009, at appreciated U.S. dollar rates compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash Flows (Used in)/From Operating Activities.
Cash flows used in operating activities for the first six months of fiscal year 2010 was $7.8 million, compared to cash flows from operating activities of $3.8 million for the first six months of fiscal year 2009. The difference is primarily attributable to lower net income, an increase in billed and unbilled receivables and the relative size of accruals and payments associated with discretionary compensation in the periods presented.
The allowance for doubtful accounts decreased $0.4 million from June 30, 2009 to December 31, 2009. The number of days of accounts receivable increased to 65 at December 31, 2009 compared to 62 at June 30, 2009.
Cash Flows Used in Investing Activities.
Cash flows used in investing activities for the first six months of fiscal year 2010 was $17.4 million, compared to $30.2 million of cash flows used in investing activities for the first six months of fiscal year 2009. The difference can be primarily attributed to a decrease in purchases of fixed assets.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for the first six months of fiscal year 2010 was $38.0 million, compared to cash flows used in financing activities of $19.8 million for the first six months of fiscal year 2009. This change is primarily attributable to no borrowings under the credit facility in the first six months of fiscal year 2010 compared to net borrowings of $60.6 million in the first six months of fiscal year 2009. This is offset by repurchase of $34.9 million of Watson Wyatt’s common stock in the first six months of fiscal year 2010, compared to $77.4 million of repurchases of Watson Wyatt’s common stock during the same period in fiscal year 2009.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of December 31 , 2009
			2011	2013
Contractual Cash		Remaining	through	Through
Obligations (in thousands)	Total	2010	2012	2014	Thereafter
Watson Wyatt’s Lease Commitments	$298,574	45,791	102,854	71,736	78,193

Total	$298,574	45,791	102,854	71,736	78,193

Operating Leases: Watson Wyatt leases office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. It has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on Watson Wyatt leases will be mainly market driven. In addition, as a result of the Merger, Towers Watson anticipates that the exercise of fair valuing the operating lease obligations of Towers Perrin will result in revaluing the lease obligations based on current market rates.
Indenture: On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an Indenture (the “Indenture”) with Wilmington Trust FSB, as Trustee (the “Trustee”), for the issuance of Towers Watson Notes in the aggregate principal amount of $200 million. The Towers Watson Notes were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0 percent, and will mature on January 1, 2011. The Indenture contains limited operating covenants, and obligations under the Towers Watson Notes are subordinated to the obligations of Towers Watson under the Senior Credit Facility (as defined below) on the terms set forth in the Indenture.
Towers Watson Credit Facility: On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the facility will bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. Obligations under the facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65 percent of the voting stock and 100 percent of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson and its subsidiaries to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2009 and the date of this filing, February 8, 2010, there was no outstanding balance owed under the Senior Credit Facility.
Watson Wyatt Credit Agreement: Watson Wyatt had a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility varied with LIBOR and/or the Prime Rate and were based on its leverage ratio, as defined by the credit agreement. Watson Wyatt was charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with its financial leverage and was paid on the unused portion of the credit facility. There were no borrowings under this facility as of December 31, 2009 and June 30, 2009. Credit under the facility was available upon demand, although the credit facility required Watson Wyatt to observe certain covenants (including requirements relating to its leverage ratio and fixed coverage charge ratio) and was collateralized with a pledge of stock of material subsidiaries. Watson Wyatt was in compliance with all covenants under the credit facility as of December 31, 2009. This facility had been scheduled to mature on June 30, 2010, however, it was terminated on January 1, 2010 upon completion of the Merger and was replaced by the Towers Watson Senior Credit Facility.

Letters of Credit: As of December 31, 2009, both Watson Wyatt and Towers Perrin had letters of credit totaling $10.6 million under their respective existing credit facilities to guarantee payment to a beneficiary in the event that it fails to meet its financial obligations to the beneficiary. These letters of credit will remain outstanding as long as Towers Watson retains an ownership share of the affiliated captive insurance company, PCIC.
Watson Wyatt has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.5 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the Company believes that future usage is remote.
Indemnification Agreements: Watson Wyatt has various agreements that provide that it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Watson Wyatt’s obligations and the unique facts of each particular agreement, Watson Wyatt does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
Pension Contributions. Remaining contributions to Watson Wyatt’s various pension plans for fiscal year 2010 are projected to be approximately $7.7 million.
Risk Management
As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims of the Company and its subsidiaries, including the cost of defending such claims. Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. These policies remain in force subsequent to the Merger. Our professional liability insurance coverage beyond our self-insured retention amount is written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various other commercial insurance carriers. Post-Merger, Towers Watson has a 72.86 percent ownership interest in PCIC, and as a result, PCIC’s results will be consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover claims above a $1 million per occurrence self-retention, the consolidation of PCIC will effectively result in self-insurance for Towers Watson for the first $26 million of loss on each claim. Accordingly, the impacts of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings.
In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for the member firms as a whole and then allocates that amount to the member firms based on the individual member’s expected losses. PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.
As of July 1, 2008, the captive insurance company carries reinsurance for losses it insures above $25 million. Since losses incurred by PCIC below this level are not covered by reinsurance, but are direct expenses of PCIC, pre-Merger reserve adjustments and actual outcomes of specific claims of any PCIC member firm carried through into Watson Wyatt’s financial results as income or loss from affiliates through its 36.43 percent ownership of PCIC.

Our agreements with PCIC could require additional payments to PCIC in the event that the Company decided to exit PCIC and adverse claims significantly exceed prior expectations. If these circumstances were to occur, the Company would record a liability at the time it becomes probable and reasonably estimable.
Effective January 1, 2010, the Company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims which are considered probable and reasonably estimable. Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. The Company uses actuarial assumptions to estimate and record its IBNR liability and as of December 31, 2009, Watson Wyatt had a $37.4 million IBNR liability balance.
While no decision has yet been made whether PCIC will continue to be the primary professional liability insurer beyond the expiration of existing insurance policies on June 30, 2010, in the event the shareholders of PCIC determine that it should be placed into run-off mode (meaning PCIC continues to administer and pay existing claims, but does not write new insurance policies), which determination can be made by the shareholders at any time, Towers Watson will need to obtain primary insurance coverage in another manner, such as through a single-parent captive insurance company, from one or more commercial insurance providers or through a combination of these or other available alternatives. Alternatives to PCIC could result in different coverage terms, higher premiums and/or higher loss retentions or deductibles, than those Towers Perrin and Watson Wyatt have been able to obtain with PCIC as the primary insurer.
Insurance market conditions for our industry and the Company have varied in recent years, but the long-term trend has been increasing premium cost. Trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of insurance coverage and financial difficulties which have over the past two years been faced by several longstanding E&O carriers are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors. In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the Company, have increased PCIC’s capital in the past and we will continue to re-assess capital requirements on a regular basis.
In light of increasing litigation worldwide, including litigation against professionals, the Company has a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements. Certain contractual provisions designed to mitigate risk may not be legally enforceable in litigation involving breaches of fiduciary duty or certain other alleged errors or omissions, or in certain jurisdictions. We may incur significant legal expenses in defending against litigation. Nearly 100 percent of the Company’s U.S. and U.K. corporate clients have signed engagement letters including some if not all of our preferred mitigation clauses, and processes to maintain that protocol in the United States and the United Kingdom and complete it elsewhere are underway.

Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 - Retirement Benefits; Note 6 – Goodwill and Intangible Assets; Note 10 – Commitments and Contingent Liabilities; Note 12 – Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	foreign currency exchange and interest rate fluctuations;
•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;
•	our continued ability to recruit and retain qualified associates;
•	the success of our marketing, client development and sales programs after our acquisitions;
•	our ability to maintain client relationships and to attract new clients after our acquisitions;
•	declines in demand for our services;
•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;
•	our ability to obtain professional liability insurance;
•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;
•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;
•	our ability to achieve cost reductions after acquisitions;
•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;
•	the level of capital resources required for future acquisitions and business opportunities;
•	regulatory developments abroad and domestically that impact our business practice;
•	legislative and technological developments that may affect the demand for or costs of our services;
and other factors identified under “Risk Factors” in Towers Watson’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the SEC on December 23, 2009; and as discussed under “Risk Factors” in Watson Wyatt’s 2009 Annual Report on Form 10-K filed with the SEC on August 14, 2009. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Towers Watson is exposed to market risks in the ordinary course of business. These risks include interest rate risk, foreign currency exchange and translation risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short term securities that are recorded on the balance sheet at fair value.
Foreign Currency Risk
International net revenue result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British Pound, and to a lesser extent, the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of income. Certain of Towers Perrin’s foreign brokerage subsidiaries, primarily in the U.K., receive revenue in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce this variability, Towers Perrin uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future.
The foreign currency and translation exposure risks have been heightened as a result of the recent large fluctuations in foreign exchange rates.
We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
As discussed earlier in this report, Towers Watson consummated the Merger of Towers Perrin and Watson Wyatt on January 1, 2010. Towers Watson has yet to complete any post-merger comprehensive evaluations to date, and therefore, its analysis is based upon its evaluation of the controls of Watson Wyatt.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. However, our management does expect that the control system provides reasonable assurance that its objectives will be met. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 10 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2009.
ITEM 1A. RISK FACTORS.
Except as described below, there are no material changes from risk factors as previously disclosed in Watson Wyatt’s 2009 Annual Report on Form 10-K (File No. 001-16159), filed on August 14, 2009; and in Towers Watson’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 333-161705), filed on December 23, 2009. We urge you to read all of the risk factors contained in such reports.
•	On December 16, 2009, the SEC published final rules with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation, some clients of Towers Perrin and Watson Wyatt have decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. Additional clients of Towers Watson may decide to terminate their relationships with Towers Watson, and as a result, Towers Watson’s business, financial condition and results of operations could be materially adversely impacted.

In addition, due in part to such regulation, some Towers Perrin and Watson Wyatt consultants have terminated their relationships with the respective company, and some have indicated that they intend to compete with Towers Watson. Such talent migration, and any future such talent migration, could have a material adverse effect on Towers Watson’s business.

•	As previously described in Towers Watson’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, a putative class action lawsuit was filed by certain former shareholders of Towers Perrin against Towers Perrin and certain of its officers and directors (the “Dugan Action”). Since that time, two additional lawsuits have been filed against the same defendants — one by four former shareholders who are proceeding in their individual capacities and one by a former shareholder who seeks to represent a proposed class of an alleged 50 additional former shareholders who are not included in the proposed class in the Dugan Action. Plaintiffs in these additional lawsuits allege the same claims in substantially the same form as those in the Dugan Action. Towers Watson believes that all of the foregoing claims are without merit and intends to vigorously defend the actions. However, Towers Watson could incur significant costs defending against these claims. The outcome of these legal proceedings are inherently uncertain and could be unfavorable to Towers Watson.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
Watson Wyatt periodically repurchased shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. The table below presents specified information about Watson Wyatt’s stock repurchases and repurchase plans:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number of		as Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced Plans	Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs
October 1, 2009 through October 31, 2009	322,830	44.39	322,830	—
November 1, 2009 through November 30, 2009	164,597	44.06	164,597	—
December 1, 2009 through December 31, 2009	—	—	—	—

Total	487,427	—	487,427	—

No shares remain to be repurchased under board approved plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On December 18, 2009, at a special meeting of the shareholders of Watson Wyatt, the shareholders of Watson Wyatt approved and adopted the Agreement and Plan of Merger (the “Merger Agreement”), dated June 26, 2009, as amended, by and among Watson Wyatt, Towers Perrin, Towers Watson, Jupiter Saturn Delaware Inc., a Delaware corporation and wholly-owned subsidiary of Towers Watson, and Jupiter Saturn Pennsylvania Inc., a Pennsylvania corporation and wholly-owned subsidiary of Towers Watson, pursuant to which Watson Wyatt and Towers Perrin combined their businesses through simultaneous mergers to become wholly-owned subsidiaries of Towers Watson (the “Merger”). In addition, Watson Wyatt shareholders approved the Towers Watson & Co. 2009 Long Term Incentive Plan (the “2009 Plan”). The affirmative vote of the holders of a majority of the shares of Watson Wyatt’s Class A common stock present and entitled to be cast on November 3, 2009, the record date for the special meeting, was required to adopt the Merger Agreement and approve the 2009 Plan.
Also on the same date, at a special meeting of the shareholders of Towers Perrin, the shareholders of Towers Perrin approved and adopted the Merger Agreement, and approved an amendment to Article VI of Towers Perrin’s Amended and Restated Bylaws, which article contained transfer and ownership restrictions on shares of Towers Perrin common stock that was required to be amended in order to consummate the Merger. The affirmative vote of the holders of at least two-thirds of the issued and outstanding shares of Towers Perrin common stock as of November 2, 2009, the record date for the special meeting, was required to adopt the Merger Agreement and approve the amendment to Towers Perrin’s Amended and Restated Bylaws.
Approximately 97 percent of the shares of Towers Perrin common stock issued and outstanding as of November 2, 2009, the record date for Towers Perrin’s special meeting, were voted in favor of adoption of the Merger Agreement. Approximately 99 percent of the shares of Watson Wyatt Class A common stock present and entitled to be cast on November 3, 2009, the record date for Watson Wyatt’s special meeting, were voted in favor of adopting the Merger Agreement, and approximately 85 percent were voted in favor of the 2009 Plan.
The Merger became effective on January 1, 2010.
For further information, please see Jupiter Saturn Holding Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (Registration No. 333-161705) on December 18, 2009.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of June 26, 2009. (1)

2.2
Amendment No. 1 to Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of October 19, 2009. (1)

3.1	Amended and Restated Certificate of Incorporation of Towers Watson & Co. (2)

3.2	Amended and Restated Bylaws of Towers Watson & Co. (3)

4.2	Indenture, dated as of December 30, 2009, by and between Towers Watson & Co. and Wilmington Trust FSB, as Trustee, and form of Towers Watson Notes. (4)

10.1
Credit Agreement dated as of January 1, 2010, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (5)

10.2	Towers Watson & Co. 2009 Long Term Incentive Plan. (6)

10.3	Form of Transaction Based Compensation Agreement between Towers, Perrin, Forster & Crosby, Inc. (now known as Towers Watson Pennsylvania Inc.) and certain executives. (7)

10.4	Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (8)

10.5	Form of Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (9)

10.6	Form of Transaction Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (10)

10.7	Form of Indemnification Agreement with directors and executive officers. (11)

10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K). (12)

10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.). (12)

10.10	Share Purchase Plan 2005 (Spain). (12)

10.11	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme. (12)

10.12	Watson Wyatt Amended and Restated Senior Officer Deferred Compensation Plan. (13)

Exhibit
Number	Description
10.13	Watson Wyatt Amended Voluntary Deferred Compensation Plan for Non-Employee Directors. (14)

21	Subsidiaries of Towers Watson & Co.

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	“Risk Factors” section on Form 10-Q filed by the Registrant on December 23, 2009. (15)

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).

(2)	Incorporated by reference to Exhibit 4.1 to the Form 8-A filed by the Registrant on January 4, 2010.

(3)	Incorporated by reference to Exhibit 3.4 to the Joint Proxy Statement/Prospectus.

(4)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on January 4, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 4, 2010.

(6)	Incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus.

(7)	Incorporated by reference to Exhibit 10.4 to the Joint Proxy Statement/Prospectus.

(8)	Incorporated by reference to Exhibit 10.5 to the Joint Proxy Statement/Prospectus.

(9)	Incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus.

(10)	Incorporated by reference to Exhibit 10.7 to the Joint Proxy Statement/Prospectus.

(11)	Incorporated by reference to Exhibit 10.8 to the Joint Proxy Statement/Prospectus.

(12)	Incorporated by reference from Watson Wyatt Worldwide Inc., Form 10-K filed on September 1, 2006.

(13)	Incorporated by reference to Exhibit 10.11 to the Joint Proxy Statement/Prospectus.

(14)	Incorporated by reference to Exhibit 10.12 to the Joint Proxy Statement/Prospectus.

(15)	Incorporated by reference to Exhibit 99.1 to the Form 10-Q filed by the Registrant on December 23, 2009.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Towers Watson & Co.
(Registrant)

/s/ John J. Haley		February 8, 2010

Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		February 8, 2010

Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Peter L. Childs		February 8, 2010

Name:	Peter L. Childs	Date
Title:	Principal Accounting Officer and
Controller