Form 10-Q
period 2010-03-31
Towers Watson & Co.
filed 2010-05-17
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34594
TOWERS WATSON & CO.
(Exact name of Registrant as specified in its charter)

Delaware	27-0676603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

875 Third Avenue
New York, NY	10022
(Address of principal executive offices)	(zip code)
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
Yes ☐  No ☑
As of May 12, 2010 there were 42,899,474 outstanding shares of Class A Common Stock and 4,221,096 of Restricted Class A Common Stock at a par value of $0.01 per share; 12,798,118 outstanding shares of Class B-1 Common Stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,399,778 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$803,963	$416,994	$1,637,922	$1,279,509

Costs of providing services:
Salaries and employee benefits	537,706	260,384	1,062,251	787,751
Professional and subcontracted services	52,139	30,939	102,004	91,947
Occupancy	35,735	17,787	73,402	54,529
General and administrative expenses	69,999	38,563	141,454	131,258
Depreciation and amortization	32,834	17,531	69,019	55,265
Transaction and integration expenses	24,405	—	49,697	—

	752,818	365,204	1,497,827	1,120,750

Income from operations	51,145	51,790	140,095	158,759

(Loss)/Income from affiliates	(1,049)	3,336	(1,213)	6,398
Interest income	1,169	294	1,708	1,647
Interest expense	(2,273)	(553)	(3,326)	(2,181)
Other non-operating income	704	1,786	3,604	3,466

Income before income taxes	49,696	56,653	140,868	168,089

Provision for income taxes	40,329	15,927	77,792	52,355

Net income	9,367	40,726	63,076	115,734

Less: Net income attributable to non-controlling interests	552	135	608	432

Net Income attributable to controlling interests	$8,815	$40,591	$62,468	$115,302

Earnings per share:
Net income — Basic	$0.12	$0.95	$1.16	$2.70
Net income — Diluted	$0.12	$0.95	$1.16	$2.69

Weighted average shares of common stock, basic (000)	76,414	42,609	53,777	42,705

Weighted average shares of common stock, diluted (000)	76,416	42,773	53,920	42,869

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	March 31,	June 30,
	2010	2009
Assets
Cash and cash equivalents	$474,950	$209,832
Short-term investments	124,173	—
Receivables from clients:
Billed, net of allowances of $10,182 and $4,452	411,126	190,991
Unbilled, at estimated net realizable value	257,091	111,419

	668,217	302,410

Other current assets	202,063	53,358

Total current assets	1,469,403	565,600

Fixed assets, net	237,599	174,857
Deferred income taxes	162,352	111,912
Goodwill	1,804,128	542,754
Intangible assets, net	708,555	186,233
Other assets	156,645	44,963

Total Assets	$4,538,682	$1,626,319

Liabilities
Accounts payable, accrued liabilities and deferred income	$396,456	$281,946
Reinsurance payables	153,109	—
Note payable	200,967	—
Other current liabilities	143,470	51,716

Total current liabilities	894,002	333,662

Revolving credit facility	15,000	—
Accrued retirement benefits	908,154	292,555
Professional liability claims reserve	341,323	43,229
Other noncurrent liabilities	153,636	102,237

Total Liabilities	2,312,115	771,683

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value:
300,000,000 shares authorized; 47,051,134 and 0 issued and 47,051,134 and 0 outstanding	470	—
99,000,000 shares authorized; 0 and 43,813,451 issued and 0 and 42,657,431 outstanding	—	438
Class B Common Stock — $.01 par value:
93,500,000 shares authorized; 29,374,775 and 0 issued and 29,374,775 and 0 outstanding	294	—
Additional paid-in capital	1,750,520	452,938
Treasury stock, at cost - 0 and 1,156,020 shares	—	(63,299)
Retained earnings	659,007	608,634
Accumulated other comprehensive loss	(195,291)	(145,073)

Total Stockholders’ Equity	2,215,000	853,638

Non-controlling interest	11,567	998

Total Equity	2,226,567	854,636

Total Liabilities and Total Equity	$4,538,682	$1,626,319

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Nine months ended March 31,
	2010	2009
Cash flows (used in)/from operating activities:
Net income	63,076	115,734
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	6,192	4,113
Depreciation	49,683	44,597
Amortization of intangible assets	19,336	10,668
Provision for deferred income taxes	63,364	7,446
Equity from affiliates	1,605	(6,171)
Stock based compensation	27,016	2,901
Other, net	(3,117)	(2,191)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(53,004)	34,847
Other current assets	(46,470)	(7,348)
Other noncurrent assets	(14,627)	3,603
Accounts payable, accrued liabilities and deferred income	(311,237)	(47,020)
Reinsurance payables	37,614	—
Accrued retirement benefits	(6,313)	(40,789)
Professional liability claims reserves	14,870	(8,073)
Other current liabilities	(4,858)	(14,060)
Other noncurrent liabilities	(32,698)	(14,363)

Cash flows (used in)/from operating activities:	(189,568)	83,894

Cash flows from/(used in) investing activities:
Cash paid for business acquisitions	(200,025)	(518)
Cash acquired from business acquisitions	721,708	—
Purchases of fixed assets	(11,479)	(29,772)
Capitalized software costs	(15,638)	(14,503)
Purchases of held-to-maturity securities	(17,789)	—
Redemption of held-to-maturity securities	5,623	—
Investment in affiliates	—	(2,007)
Contingent proceeds from divestitures	3,336	3,466

Cash flows from/(used in) investing activities:	485,736	(43,334)

Cash flows used in financing activities:
Borrowings under Credit Facility	15,368	40,223
Dividends paid	(9,562)	(9,586)
Repurchases of common stock	(34,922)	(77,443)
Issuances of common stock and excess tax benefit	4,447	4,949

Cash flows used in financing activities:	(24,669)	(41,857)

Effect of exchange rates on cash	(6,381)	(5,043)

Increase/(decrease) in cash and cash equivalents	265,118	(6,340)

Cash and cash equivalents at beginning of period	209,832	124,632

Cash and cash equivalents at end of period	$474,950	$118,292

Supplemental disclosures:
Cash paid for interest	$1,884	$2,091
Cash paid for income taxes, net of refunds	$48,823	$46,889
See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	Common
	Stock					Accumulated
	Outstanding		Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Loss	Total
Balance at June 30, 2009	42,657	$438	$452,938	$(63,299)	$608,634	$(145,073)	$853,638
Comprehensive Income:
Net income	—	—	—	—	62,468	—	62,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(50,218)	(50,218)

Total comprehensive income							12,250
Class A common stock:
Cash dividends declared	—	—	—	—	(12,095)	—	(12,095)
Repurchases of common stock	(792)	—	—	(34,922)	—	—	(34,922)
Issuances of common stock and excess tax benefit	937	6	21,104	17,640	—	—	38,750
Retirement of treasury stock	—	(16)	(80,565)	80,581	—	—	—
Stock issued for consideration of Merger:
Issuance of class A restricted shares	4,249	42	53,617	—	—	—	53,659
Issuance of class B1-B4 shares	29,375	294	1,303,426	—	—	—	1,303,720

Balance at March 31, 2010	76,426	$764	$1,750,520	$—	$659,007	$(195,291)	$2,215,000

See accompanying notes to the
condensed consolidated financial statements

TOWERS WATSON & CO.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation.
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. (“Towers Watson”, the “Company” or “we”). Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc.; and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this Report.
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 include the results of Towers Perrin’s operations beginning January 1, 2010.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. and our subsidiaries (collectively referred to as “we,” “Towers Watson” or the “Company”) are presented in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Watson Wyatt audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which is filed under the historical registrant Watson Wyatt (now found under the filings of “Towers Watson Delaware Holdings Inc.”) with the SEC and Towers Watson’s Registration Statement on Form S-4/A (Registration No. 333-161705) filed with the SEC, and declared effective on November 9, 2009. Both of such reports may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2009 was derived from Watson Wyatt’s audited financial statements.
Our fiscal year 2010 began July 1, 2009 and ends June 30, 2010.

The results of operations for the nine months ended March 31, 2010 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2010, especially in light of the Merger. The results reflect certain estimates and assumptions made by management including those estimates used in calculating Merger consideration and fair value of tangible and intangibles, net assets of Towers Perrin as of January 1, 2010, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Note 2 —Merger with Towers Perrin.
Consideration Exchanged
The consummation of the Merger resulted in the following:
•	Each share of Watson Wyatt Class A common stock, par value $0.01 per share issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Towers Watson Class A common stock, par value $0.01 per share (the “Class A Common Stock.”). In addition, outstanding deferred rights to receive Watson Wyatt Class A common stock were converted into the right to receive an equal number of shares of Towers Watson Class A common stock, and outstanding options to purchase Watson Wyatt Class A common stock were assumed by Towers Watson and converted on a one-for-one basis into fully-vested options to purchase shares of Towers Watson Class A common stock with the same exercise price as the underlying Watson Wyatt options.

•	Each share of Towers Perrin common stock, par value $0.50 per share issued and outstanding immediately prior to the Merger was converted into the right to receive 545.627600377 fully-paid and nonassessable shares of Towers Watson common stock, which ratio was determined at the time of the Merger in accordance with the Merger Agreement. Shares of Towers Watson common stock issued to Towers Perrin shareholders (other than 209,013 shares issued to Towers Perrin shareholders located in certain countries (as detailed below) and other than shares issued to Towers Perrin shareholders who elected to receive a portion of their Merger Consideration as shares of Towers Watson’s Class R common stock, par value $0.01 per share) have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Class B-1 common stock- January 1, 2011 Class B-2 common stock- January 1, 2012 Class B-3 common stock- January 1, 2013 Class B-4 common stock- January 1, 2014

•	In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their merger consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.

•	Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by Towers Watson’s executive committee) and receive a portion of their Merger consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R common stock would not exceed $400 million, which amount was agreed to by Towers Perrin and Watson Wyatt prior to the closing of the Merger. Towers Perrin shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 common stock in exchange for their shares of Towers Perrin common stock that were not exchanged for shares of Towers Watson Class R common stock due to proration or because the Towers Perrin shareholder elected to receive less than 100 percent of his or her Merger consideration in the form of Towers Watson Class R common stock. As noted above, shares of Towers Watson Class B-1 common stock generally will automatically convert into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.
•	Prior to the Merger, Towers Perrin issued awards of restricted stock units to certain Towers Perrin employees, which were exchanged in the Merger for shares of Towers Watson Class A common stock, generally subject to a three-year contractual vesting schedule and other restrictions (“Restricted Towers Watson Class A Common Stock”). At the time of the Merger, the restricted stock units were converted using the Merger Agreement exchange ratio (545.627600377) into Towers Watson Restricted Class A common stock. The restriction on the underlying shares lapses over the service period for the employees, which is from grant date in October 2009 to January 1, 2011 through 2013, annually. The Towers Watson Restricted Class A common stock is held by an administrator or in a trust and the dividends accrue and the shares are voted in blocks according to provisions in the Merger Agreement.
In summary, as a result of closing of the Merger, all outstanding Towers Perrin and Watson Wyatt common stock, restricted stock units and derivative securities were converted into the right to receive the following forms of consideration:
•	46,911,275 shares of Towers Watson Class A Common Stock (less a number of shares that were withheld for tax purposes in respect of Watson Wyatt deferred stock units and deferred shares), including 4,248,984 shares of Restricted Towers Watson Class A Common Stock;

•	29,483,008 shares of Towers Watson Class B Common Stock, including:

•	12,798,118 shares of Class B-1 Common Stock;

•	5,561,630 shares of Class B-2 Common Stock;

•	5,561,630 shares of Class B-3 Common Stock; and

•	5,561,630 shares of Class B-4 Common Stock;

•	8,548,835 shares of Towers Watson Class R Common Stock, which subsequently were redeemed automatically in exchange for the right to receive:

•	$200 million in cash (subject to applicable tax withholding and gross-up adjustments); and

•	Towers Watson Notes in an aggregate principal amount of $200 million.
In addition, on January 1, 2010, Towers Watson issued shares of Class F stock, no par value, pro rata to all holders of Towers Perrin common stock, which shares represent only the contingent right to receive, three years after the Merger, a pro rata portion of a number of shares of Towers Watson Class A common stock equal to the number of shares of Restricted Towers Watson Class A common stock forfeited by former Towers Perrin employees plus a number of shares of Towers Watson Class A common stock with a value equivalent to the amount of dividends attributed to such forfeited shares.
The Towers Watson common stock and Towers Watson Notes issued in conjunction with the Merger were registered under the Securities Act of 1933, as amended, pursuant to Towers Watson’s Registration Statement on Form S-4/A (Registration No. 333-161705) filed with the SEC, and declared effective on November 9, 2009. The Class A Common Stock is listed on The New York Stock Exchange, LLC and The NASDAQ Stock Market, LLC under the ticker symbol “TW”, and began trading on January 4, 2010.

For a more complete description of the Merger Agreement and Amendment No.1 to the Merger Agreement, please see the registration statement on Form S-4/A filed by Towers Watson with the SEC (Registration No. 333-161705) and declared effective on November 9, 2009.
Fair Value of Consideration
The business combination has been accounted for using the acquisition method of accounting as prescribed in Accounting Standards Codification (“ASC”) 805, Business Combinations, (Statement of Financial Accounting Standards No. 141R). The total consideration of $1,757,379,000 is comprised of $200 million of cash and $200 million of notes payable to Class R shareholders and of stock consideration for the following: Class A shares for certain foreign shareholders of $9,932,000, Restricted Class B-1, B-2, B-3 and B-4 shares of $1,303,718,000 and Restricted Class A shares of $43,729,000.
The consideration given in the form of cash and notes payable was measured in the amount of cash paid and notes payable issued. According to ASC 805 the fair value of the securities traded in the market the day before the merger is consummated is used to determine the fair value of the equity consideration. As accounting predecessor, Watson Wyatt’s closing share price on the NYSE on December 31, 2009 of $47.52 was used to determine the fair value of equity consideration. The equity consideration for the Class A shares to certain foreign shareholders of $9,932,000 is valued at $47.52 multiplied by 209,013, the shares issued. The estimated fair value of the restricted Class B1-B4 shares of $1,303,718,000 was calculated at $47.52 multiplied by 29,483,008, the shares issued and using a discount to approximate the fair value of the one, two, three and four-year period of restriction lapse until the shares are converted into freely-tradable Towers Watson Class A common stock. The estimated fair value of the Restricted Class A shares of $43,729,000 includes (i) the vested portion of the Towers Perrin restricted stock units which was earned by employees related to the service condition from grant date in October 2009 until the Merger date January 1, 2010 valued at $47.52 per share and (ii) 10 percent of the unvested portion of the Towers Perrin restricted stock units which is the estimate of forfeitures that will result from employees not fulfilling the service condition during the three year vesting post-Merger which will be proportionately distributed to Class F shareholders, the Towers Perrin shareholders as of the Merger date.
PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4 percent equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. Towers Watson’s financial statements as of and for the nine month period ended March 31, 2010, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC for the six month period ended December 31, 2009 which resulted in a recording a loss from affiliates of $113 thousand.
As a result of the Merger, Towers Watson has a majority ownership interest in PCIC and consequently retained a majority of the economic risks and rewards of PCIC. As a result, Towers Watson now consolidates PCIC’s financial position and results of operations in its consolidated financial statements beginning January 1, 2010. All intercompany accounts and transactions have been eliminated in consolidation.
Fair value of net assets acquired and intangibles
According to ASC805, the assets acquired and liabilities of Towers Perrin assumed by Towers Watson were recorded at their respective fair values as of the combination date, January 1, 2010. The valuation was performed by a third-party valuation specialist who assisted management in the determination of estimated fair value including significant estimates and assumptions. Management also evaluated the methodology and valuation models to determine the estimated useful lives and amortization method.

Customer relationships
Customer relationship intangible was identified separate from goodwill based on determination of the length, strength and contractual nature of the relationship that Towers Perrin shared with its clients. This customer relationship information was analyzed via the application of the multi-period excess earnings method, an income approach. Several assumptions used in the income approach are revenue growth, retention rate, operating expenses, charge for contributory assets and trade name and the discount rate used to calculate the present value of the cash flows. The customer relationship, valued at $140.8 million, is amortized on an accelerated amortization basis over the estimated useful life of 12 years.
Trademarks and trade names
The Towers Perrin trade name was identified separate from goodwill based on evaluation of the importance of the Towers Perrin trade name to the Towers Perrin business through understanding the brand recognition in the market, importance of the trade name to the customer, and the amount of revenue associated with the trade name. In developing the estimated fair value, the trade name was valued utilizing the relief from royalty method, an income approach. Significant assumptions used in the relief from royalty method were revenue growth, royalty rate, and discount rate used to calculate the present value of cash flows. The Towers Perrin trade name, valued at $275.5 million, has an estimated indefinite lived asset and is not amortized but tested annually for impairment or if factors exist to indicate impairment.
Developed technology
Developed technology identified separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities or by clients. Developed technology can provide significant advantages to the owner in terms of product differentiation, cost advantages and other competitive advantages. Three external-use technologies of Towers Perrin: Moses, EVALUE and the Global Compensation technology are offered for sale or subscription and have associated revenue streams. In addition, twenty-two internally developed technology applications were identified as primary applications used in Towers Perrin’s business but did not have associated revenue streams. The external-use technologies, for which revenue sources were directly identified, were valued by applying the multi-period excess earnings method, an income approach. The internal-use technologies were valued by applying the cost to replicate method, a cost approach. Significant assumptions used in the multi-period excess earnings method were revenue growth, decay rate, cost of revenue, operating expenses, charge for use of contributory assets and trade name and discount rate used to calculate the present value of the cash flows. The external-use technology, valued at $58.2 million, is amortized on an accelerated basis over a weighted-average useful life of 3.6 years. Significant assumptions used in the cost to replicate method were cost to replace including the number and skill level of man hours and cost per hour based on fully burdened salary of staff; profit margin if the work were performed by a third-party; and obsolescence factor. The internal-use technology, valued at $67.2 million, is amortized on a straight-line basis over the weighted-average estimated useful life of 4.2 years.
Favorable and unfavorable lease contracts
Assets and liabilities for favorable and unfavorable lease contracts were identified separately from goodwill related for 39 of Towers Perrin’s material real estate leases agreements. The assets and liabilities were valued by comparing cash obligations for each material lease agreement to the estimated market rent at the time of the transaction. The resulting favorable or unfavorable positions are recorded gross as assets or liabilities on the balance sheet. Significant assumptions used in the valuation were market rent, annual escalation percentages based on current inflation rates and a discount rate used to calculate the present value of the cash flows. Both the assets for favorable lease agreements, valued at $12.1 million, and the liabilities for unfavorable lease agreements, valued at $28.1 million, are amortized on a straight-line basis over the life of the respective lease to occupancy costs. The weighted-average estimated useful life for the leases is 7.1 years.

As of the date of the filing of this quarterly report, the initial accounting for this business combination is not yet complete. Although the Company does not anticipate any significant adjustments, to the extent that the estimates used need to be refined, the Company will do so upon making that determination but not later than one year from the business combination date.
The table below sets forth a preliminary estimate of the Merger consideration transferred to Towers Perrin shareholders and the preliminary estimate of tangible and intangible net assets received in the Merger:

	January 1, 2010
	(In thousands, except share and per share data)
Calculation of Consideration Transferred
Cash paid			$200,000
Notes payable issued to Towers Perrin shareholders			200,000

Towers Perrin shares converted to Towers Watson shares	42,489,840
Less Class R shares	(8,548,835)
Less 10% of consideration in RSU’s	(4,248,984)

Shares of Towers Watson stock issued		29,692,021
Closing price of Watson Wyatt stock, December 31, 2009		$47.52
Average discount for restricted stock		7%

Aggregate fair value of the Towers Watson common stock issued			1,313,650
Fair value of RSU’s assumed in the Merger			43,729

Total consideration transferred			$1,757,379

Estimated Tangible and Intangible Net Assets:
Current assets		$982,053
Other non-current assets		296,682
Identifiable intangible assets		553,844
Deferred tax asset, net		131,631
Current liabilities		(674,974)
Other long-term liabilities		(823,212)
Goodwill		1,291,355

Total estimated tangible and intangible net assets			$1,757,379

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the nine months ended March 31, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009 and July 1, 2008, respectively. The unaudited historical combined statement of operations for the three month period ended March 31, 2010 reflects the actual financial results of the combined Company. All other periods reflect the pro forma historical financial results from Watson Wyatt and Towers Perrin. The unaudited pro forma combined financial information shows the impact of the business combination on Watson Wyatt and Towers Perrin’s historical results of operations. The unaudited pro forma condensed combined statement of operation are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future. We do not assume any benefits from any cost savings or synergies expected to result from the Merger, except for any cost savings or synergies actually realized by the Company for the three-month period ended March 31, 2010.

	Pro forma, as adjusted,
	Nine Months Ended
	March 31,
	2010	2009
Revenue	$2,431,008	$2,484,160

Costs of providing services:
Salaries and employee benefits	1,667,884	1,711,391
Professional and subcontracted services	181,908	229,936
Occupancy, communications and other	111,013	108,725
General and administrative expenses	188,954	255,634
Depreciation and amortization	99,534	102,537
Transaction and integration expenses	49,697	49,697

	2,298,990	2,457,920

Income from operations	132,018	26,240

Loss from affiliates	(1,024)	(10,326)
Interest income	3,489	7,231
Interest expense	(7,957)	(10,252)
Other non-operating income	8,885	17,320

Income before income taxes	135,411	30,213

Provision for income taxes	60,898	25,642

Net income	74,513	4,571

Less: Net income attributable to non-controlling interests	49	4,351

Net income attributable to controlling interests	$74,464	$220

Earnings per share:
Net income — Basic	$0.97	$0.00

Net income — Diluted	$0.97	$0.00

Weighted average shares of common stock, basic (000)	76,422	76,422

Weighted average shares of common stock, diluted (000)	76,565	76,565

Note 3 — Segment Information.
Towers Watson has three reportable operating segments or practice areas:
(1) Benefits Group
(2) Risk and Financial Services Group
(3) Talent and Rewards Consulting Group

Towers Watson’s chief operating decision maker is the chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the new segments. Management bases strategic goals and decisions on these segments and the data presented below is more useful to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results. Historically Watson Wyatt had five reportable segments which have been retrospectively adjusted to the new post-Merger segments. The Benefits and Technology and Administrative Solutions segments were combined and reclassified into the Benefits Group. The Investment Consulting and Insurance & Financial Services segments were combined and reclassified into the Risk and Financial Services Group while the Human Capital Group became the Talent and Rewards Consulting Group.
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.
The table below presents specified information about reported segments as of and for the three months ended March 31, 2010:

		Risk and Financial	Talent and Rewards
	Benefits Group	Services Group	Consulting Group	Total
Revenue (net of reimbursable expenses)	$469,927	$191,064	$122,641	$783,632
Net operating income	151,185	53,792	3,555	208,532
Receivables	421,198	143,457	109,439	674,094
The table below presents specified information about reported segments as of and for the three months ended March 31, 2009:

		Risk and Financial	Talent and Rewards
	Benefits Group	Services Group	Consulting Group	Total
Revenue (net of reimbursable expenses)	$285,841	$71,037	$46,968	$403,846
Net operating income	90,238	19,727	(1,487)	108,478
Receivables	251,617	51,197	39,425	342,239
The table below presents specified information about reported segments as of and for the nine months ended March 31, 2010:

		Risk and Financial	Talent and Rewards
	Benefits Group	Services Group	Consulting Group	Total
Revenue (net of reimbursable expenses)	$1,029,836	$331,314	$230,042	$1,591,192
Net operating income	318,105	84,548	18,291	420,944
Receivables	421,198	143,457	109,439	674,094
The table below presents specified information about reported segments as of and for the nine months ended March 31, 2009:

		Risk and Financial	Talent and Rewards
	Benefits Group	Services Group	Consulting Group	Total
Revenue (net of reimbursable expenses)	$848,734	$213,443	$175,629	$1,237,806
Net operating income	251,315	51,417	20,637	323,369
Receivables	251,617	51,197	39,425	342,239
Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and nine month periods ended March 31, 2010 and 2009:

	Three Months Ended, March 31		Nine Months Ended, March 31
Revenue:	2010	2009	2010	2009
Total segment revenue	$783,632	$403,846	$1,591,192	$1,237,806
Reimbursable expenses and other	20,331	13,148	46,730	41,703

Revenue	$803,963	$416,994	$1,637,922	$1,279,509

Net Operating Income:
Total segment net operating income	$208,532	$108,478	$420,994	$323,369
Differences in allocation methods (1)	(1,095)	(1,920)	4,444	(1,014)
Amortization of intangible assets	(12,492)	(3,263)	(19,336)	(10,668)
Transaction and integration expenses	(24,405)	—	(49,697)	—
Stock-based compensation restricted A shares	(24,018)	—	(24,018)	—
Discretionary compensation	(90,556)	(45,779)	(185,384)	(144,452)
Other, net	(6,270)	(863)	(6,085)	854

Income before income taxes	$49,696	$56,653	$140,868	$168,089

Receivables:
Total segment receivables — billed and unbilled (2)	$674,094	$342,239	$674,094	$342,239
Valuation differences and other	(5,877)	(15,443)	(5,877)	(15,443)

Total billed and unbilled receivables	668,217	326,796	668,217	326,796
Assets not reported by segment	3,870,465	1,126,783	3,870,465	1,126,783

Total assets	$4,538,682	$1,453,579	$4,538,682	$1,453,579

(1)	Certain expenses including general and administrative, pension, and medical costs are allocated to our segments as management believes these costs are largely uncontrollable to the segment. To the extent the basis for allocation differs from expectation, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes.

(2)	Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.

Note 4 — Share-based Compensation.
In connection with the Merger, Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan and the Watson Wyatt 2000 Long-Term Incentive Plan, and created the Towers Watson & Co. 2009 Long Term Incentive Plan. Towers Watson did not assume the Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees or the Watson Wyatt Amended Compensation Plan for Outside Directors.
Towers Watson & Co. Employee Stock Purchase Plan
Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables employees to purchase shares of Towers Watson stock at a 5 percent discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Watson Wyatt originally registered 750,000 shares of its Class A common stock on December 19, 2001 and an additional 1,500,000 shares of its Class A common stock on December 16, 2003, of which 196,424 shares remained available for issuance immediately prior to the Merger at which time 4,500,000 additional shares were added. Towers Watson filed a Form S-8 Registration Statement in the third quarter of fiscal 2010 registering the 4,696,424 shares available for issuance under the Stock Purchase Plan.
Towers Watson & Co. 2009 Long Term Incentive Plan
In January 2010, Towers Watson filed a Form S-8 Registration Statement to register 12,500,000 shares of Towers Watson Class A common stock that may be issued pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan (the “2009 Plan”) and 125,648 shares of Class A common stock that may be issued upon exercise of the unvested stock options previously granted under the Watson Wyatt 2000 Long-Term Incentive Plan. The Watson Wyatt 2000 Long-term Incentive Plan was assumed by Towers Watson and the registered shares for the Watson Wyatt 2000 Long-term Incentive Plan are limited to exercise of awards which were outstanding at the time of the Merger. The assumed options were exercisable for shares of Towers Watson Class A Common Stock based on the exchange ratio of one share of Watson Wyatt Class A common stock underlying the options for one share of Towers Watson Class A Common Stock. The 2009 Plan was approved by Watson Wyatt shareholders on December 18, 2009.
During the three and nine months ended March 31, 2010, 108,933 fully-vested stock options were granted under the 2009 Plan with an exercise price equal to the grant date fair value of Towers Watson Class A common stock of $45.88. As a result the Company recorded $1.3 million of stock-based compensation in the third quarter of fiscal 2010. During the three and nine months ended March 31, 2010, 0 and 125,648 stock options, respectively, were granted under the Watson Wyatt 2000 Long-term Incentive Plan with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date. As a result, $1.1 million of the unamortized grant date fair value of the options was expensed in the third quarter of fiscal 2010. There were no grants of stock options during the three and nine months ended March 31, 2009.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Stock option grants:
Risk-free interest rate	1.4%	—	1.4%	—
Expected lives in years	3	—	3	—
Expected volatility	37.4%	—	37.2%	—
Dividend yield	0.6%	—	0.7%	—
Weighted-average grant date fair value of options granted	$11.96	—	$11.02	—
Number of shares granted	108,933	—	234,581	—
Former Watson Wyatt Plans and Change of Control Provisions
Amended Compensation Plan for Outside Directors
Under this Plan, outside Watson Wyatt Directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter.
Restricted Stock Units
The Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees was intended to provide selected associates with additional incentives by permitting Watson Wyatt to grant them an equity interest in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2010, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million. During the first quarter of fiscal year 2009, 295,775 shares of common stock were awarded at an average market price of $54.24 for a total fair value of $16.0 million.
Deferred Stock Units
Under the Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees there were Performance Share Bonus Incentive Programs (“SBI”) which consisted of grants of deferred stock units based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which was then converted into a target number of deferred stock units based upon Watson Wyatt’s stock price as of the quarter end prior to grant. Participants vested between zero and 170 percent of the target number of deferred stock units or between zero and 100 percent based on the extent to which financial and strategic performance metrics were achieved over three fiscal year periods. The financial and strategic performance metrics were established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria are based upon growth specific metrics such as earnings per share, net operating income and revenue.
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
Historically, Watson Wyatt’s management periodically reviewed conditions that would affect the vesting of performance-based awards and adjusts compensation expense, if necessary, based on achievement of financial performance metrics set by the Compensation Committee of Watson Wyatt. The SBI 2008 and 2009 plan documents stated that the Compensation Committee had the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. Based on available plan performance information, the Compensation

Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the date of the Merger, and (ii) it would settle the SBI 2009 plan at 100 percent of target to take into account that the performance period would only be halfway completed as of the closing date of the Merger. During the second quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, the accrual of compensation expense recorded was $3.0 million in the three months ended December 31, 2009. Approximately $3.4 million of compensation expense was recorded relative to the SBI plans during the third quarter of fiscal year 2010 as a result of change of control provisions. In addition, 142,081 of fully vested deferred restricted stock units from the fiscal year 2005 through 2007 plans were distributed subsequent to the Merger as the 2001 Deferred Stock Unit Plan for Selected Employees was not assumed by Towers Watson.
Note 5 — Retirement Benefits.
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-employment benefit or “OPEB” plans in North America and Europe. These funded and unfunded plans represent 90 percent of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 10 percent of the liability.
Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. Beginning January 2008, Watson Wyatt made changes to the plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for employees hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the employee, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for employees hired or rehired after 2002 and for all employees for service after 2007. For employees hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula benefits are based on a percentage of each year of the employee’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. Plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans has historically been December 31, but will be changed to June 30 as a result of the Merger.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	North
	America	Europe	North America	Europe

Service Cost	$13,107	$3,217	$5,315	$1,337
Interest Cost	35,787	10,037	12,118	3,593
Expected Return on Plan Assets	(35,146)	(8,659)	(12,397)	(3,258)
Amortization of Net Loss/(Gain)	3,764	671	2,533	(48)
Amortization of Prior Service (Credit)/Cost	(406)	10	(576)	6

Net Periodic Benefit Cost	$17,106	$5,276	$6,993	$1,630

	Nine Months Ended March 31,
	2010		2009
	North
	America	Europe	North America	Europe

Service Cost	$25,009	$7,044	$18,884	$5,930
Interest Cost	60,604	21,708	36,489	17,204
Expected Return on Plan Assets	(58,282)	(18,836)	(38,045)	(16,318)
Amortization of Net Loss/(Gain)	11,080	2,013	6,622	(248)
Amortization of Prior Service Cost	(1,218)	31	(1,705)	32

Net Periodic Benefit Cost	$37,193	$11,960	$22,245	$6,600

The fiscal year 2010 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2009 for the North America and Europe plans:

	North America	Europe
Discount rate	6.46%	6.06%
Expected long-term rate of return on assets	8.10%	6.51%
Rate of increase in compensation levels	3.93%	4.90%
Employer Contributions
The Company made $32.4 million in contributions to the North American plans during the first nine months of fiscal year 2010 and anticipates making $1.6 million in contributions over the remainder of the fiscal year. The Company made $15.7 million in contributions to Europe plans during the first nine months of fiscal year 2010 and anticipates making $4.3 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans
Under the Watson Wyatt legacy plan, we sponsor a savings plan that provides benefits to substantially all U.S. associates. The Company matches employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The Company will also make an annual profit sharing contribution to the plan in an amount that is dependent upon the Company’s financial performance during the fiscal year. The Watson Wyatt U.K. pension plan has a money purchase section to which the Company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and the Company has paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%.
The Towers Perrin legacy plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all employees within those countries. Certain of these plans provide for a Company match to employee contributions at various rates. In the U.S., the company provides a matching contribution of 100% of the first 5% of employee contributions. The Company makes contributions of 10% of pay to the legacy Towers Perrin UK plan.
Health Care Benefits
In the legacy Watson Wyatt and Towers Perrin U.S. plans, we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.
Postretirement Benefits
Under both the Watson Wyatt and Towers Perrin plans, we provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. We accrue a liability for these benefits.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2010 and 2009

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost	$1,400	$277	$1,995	$930
Interest cost	3,721	580	5,034	1,991
Expected return on plan assets	(33)	—	(33)	—
Amortization of net gain	(275)	(267)	(825)	(700)
Amortization of prior service cost	(143)	(164)	(428)	(496)

Net periodic benefit cost	$4,670	$426	$5,743	$1,725

The fiscal year 2010 net periodic benefit cost for the healthcare and post retirement plans is based, in part, on the following rate assumptions as of June 30, 2009 for the North America plans:

North America
Discount rate	6.52%

Expected long-term rate of return on assets	2.00%

Rate of increase in compensation levels	4.09%
Note 6 — Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2010:

	Benefits	Risk and Financial	Talent and Rewards
	Group	Services Group	Consulting Group	All Other Segments	Total
Balance as of June 30, 2009	$394,954	$115,942	$30,644	$1,214	$542,754
Goodwill acquired	785,978	226,126	279,276	—	1,291,380
Translation adjustment	(20,528)	(8,286)	(1,192)	—	(30,006)

Balance as of March 31, 2010	$1,160,404	$333,782	$308,728	$1,214	$1,804,128

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2010:

			Core/
	Trademark &	Customer related	developed	Non-compete	Favorable lease
	trade name	intangible	technology	agreements	agreements	Total
Balance as of June 30, 2009	$100,511	$78,843	$6,757	$122	$—	$186,233
Intangible assets acquired during the period	275,500	140,800	125,400	—	12,144	553,844
Amortization expense	—	(11,019)	(8,194)	(123)	—	(19,336)
Rent expense	—	—	—	—	(229)	(229)
Translation adjustment	(7,758)	(4,048)	(152)	1	—	(11,957)

Balance as of March 31, 2010	$368,253	$204,576	$123,811	$—	$11,915	$708,555

The intangible unfavorable lease liability recorded as a result of acquisition accounting as of January 1, 2010 was $(28.1) million with an offset to rent expense of $810 thousand for an ending balance of $(27.3) million as of March 31, 2010. The following table reflects the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal year 2010 and subsequent fiscal years is as follows:

Fiscal year ending June 30,	Amount
2010	$(376)
2011	(1,429)
2012	(2,786)
2013	(2,134)
2014	(1,873)
Thereafter	(6,784)

Total	$(15,382)

The following table reflects the carrying value of intangible assets as of March 31, 2010 and June 30, 2009:

	March 31, 2010		June 30, 2009
	Gross Carrying	Accumulated	Gross Carrying
	Amount	Amortization	Amount	Accumulated Amortization
Intangible assets:
Trademark and trade name	$368,655	$402	$100,913	$402
Customer related intangibles	245,774	41,198	108,821	29,978
Developed technology	148,773	24,962	23,525	16,768
Non-compete agreements	1,278	1,278	1,273	1,151
Favorable lease agreements	12,144	229	—	—

Total intangible assets	$776,624	$68,069	$234,532	$48,299

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2009 and March 31, 2010. These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
The weighted average remaining life of amortizable intangible assets at March 31, 2010 was 8.9 years. Estimated amortization expense for the remainder of fiscal year 2010 and subsequent fiscal years is as follows:

Fiscal year ending June 30,	Amount
2010	$12,193
2011	47,908
2012	47,874
2013	44,359
2014	37,964
Thereafter	138,089

Total	$328,387

Note 7 — Short-term investments
Short-term investments are comprised of the following as of March 31, 2010. There were no short term investments as of June 30, 2009.

	March 31, 2010
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Corporate securities	$121,586	$2,587	$124,173
Note 8 — Earnings Per Share.
The Company adopted guidance under ASC 260, “Earnings per Share”, relating to the two-class method of presenting EPS. This guidance addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. ASC 260-10-45-60 requires nonvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The Company’s participating securities include nonvested restricted stock. The adoption had no impact on previously reported basic or diluted EPS. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income	$8,815			$40,591
Less: Income allocated to participating securities	(490)			—

Income available to common shareholders	$8,325	72,165	0.12	$40,591	42,609	0.95

Diluted EPS
Share based compensation awards	—	2		—	164

Income available to common shareholders	$8,325	72,167	0.12	$40,591	42,773	0.95

	Nine Months Ended March 31
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income	$62,468			$115,302
Less: Income allocated to participating securities	(1,646)			—

Income available to common shareholders	60,822	52,361	1.16	115,302	42,705	2.70

Diluted EPS
Share based compensation awards	—	143		—	164

Income available to common shareholders	$60,822	52,504	1.16	$115,302	42,869	2.69

Stock options of 109 thousand were outstanding as of March 31, 2010, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 9 — Comprehensive (Loss)/Income.
Comprehensive (loss)/income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2010, comprehensive loss totaled $36.8 million compared with comprehensive income of $22.2 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, comprehensive income totaled $12.3 million compared with comprehensive loss of $96.6 million for the nine months ended March 31, 2009.
Note 10 — Restricted Shares.
In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-1	12,798,118	January 1, 2011
B-2	5,561,630	January 1, 2012
B-3	5,561,630	January 1, 2013
B-4	5,453,397	January 1, 2014
The Towers Perrin restricted stock unit (RSU) holders received 10 percent of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSU’s were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 42,489 shares, are expected to be forfeited by current employee Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares are exchanged for freely tradable Class A common stock. Forfeited shares will be distributed to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on that date. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares on January 1, 2013.

Stock Class	Number of Shares	Conversion Date
A	1,416,328	January 1, 2011
A	1,416,328	January 1, 2012
A	1,416,328	January 1, 2013
Note 11 — Derivative Financial Instruments.
The Company is exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, the Company enters into various derivative transactions. These instruments have the effect of reducing the Company’s exposure to unfavorable changes in foreign currency rates. The Company does not enter into derivative transactions for trading purposes.

Derivative transactions are governed by a set of policies and procedures established by the Company covering areas such as authorization, counterparty exposure and hedging practices. The Company also evaluates new and existing transactions and agreements to determine if they require derivative accounting treatment. Positions are monitored using fair market value and sensitivity analyses.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to the Company. The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions with securities of investment grade or better. The Company monitors counterparty exposures and reviews any downgrade in credit rating. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, the Company enters into derivative transactions with a portfolio of financial institutions. Based on these factors, the Company considers the risk of counterparty default to be minimal.
Accounting Policy for Derivatives
All derivative instruments are recognized in the accompanying consolidated balance sheets at fair value. Derivative instruments with a positive fair value are reported in other current assets and derivative instruments with a negative fair value are reported in other current liabilities in the accompanying consolidated balance sheet. Changes in the fair value of derivative instruments are recognized immediately in general and administrative expenses, unless the derivative is designated as a hedge and qualifies for hedge accounting.
There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the derivative does not qualify for hedge accounting, the Company considers the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in general and administrative expenses. At March 31, 2010, the Company had entered into foreign currency cash flow hedges and economic hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a foreign currency hedge by documenting the relationship between the derivative and the hedged item. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.
For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in other comprehensive income, as a component of shareholders’ investment, and subsequently reclassified to general and administrative expenses. The ineffective portion of a cash flow hedge is recognized immediately in general and administrative expenses.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) it determines that the hedging transaction is no longer highly effective, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.
When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge, the Company will continue to carry the derivative in the accompanying consolidated balance sheet at its fair value, recognize subsequent changes in the fair value of the derivative in current-period general and administrative expenses, and continue to defer the derivative gain or loss in other comprehensive income or loss until the hedged forecasted transaction affects expenses. If the hedged forecasted transaction is not likely to occur in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss is reclassified immediately to general and administrative expenses.

The Company’s reinsurance intermediary subsidiary in the U.K. receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, the Company uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. The Company has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. At March 31, 2010, the longest outstanding maturity was twenty-one months. As of March 31, 2010 a net $2.5 million pretax loss has been deferred in other comprehensive loss, $2.2 million of which is expected to be reclassified to general and administrative expenses in the next twelve months. Deferred gains or losses will be reclassified from other comprehensive loss to general and administrative expenses when the hedged revenue is recognized. During the three months ended March 31, 2010, the Company recognized no material gains or losses due to hedge ineffectiveness within general and administrative expenses in the accompanying consolidated statement of operations. The Company also uses derivative financial contracts, principally foreign exchange forward contracts to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies.
At March 31, 2010, the Company had cash flow hedges with a notional value of $175.9 million, $59.5 million to hedge revenue cash flows and $116.4 million to hedge short term intercompany loans. The Company determines the fair value of its foreign currency derivatives based on quoted prices received from the counterparty for each contract which the Company evaluates using pricing models whose inputs are observable. The net fair value of derivatives held as of March 31, 2010 was $(1.8) million. See note 11 for further information regarding the determination of fair value.
The fair value of the Company’s derivative instruments held at March 31, 2010 and their location in the accompanying consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$73	Other current liabilities	$(3,951)
Foreign exchange options	Other current assets	92	Other current liabilities	(109)

Total derivatives designated as hedging instruments		165		(4,060)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	2,236	Other current liabilities	—
Foreign exchange options	Other current assets	—	Other current liabilities	(96)

Total derivatives not designated as hedging instruments		2,236		(96)

Total derivatives		$2,401		$(4,156)

The effect of derivative instruments that are designated as hedging instruments on the accompanying consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the nine months ended March 31, 2010 is as follows:

Loss recognized in
				Location of loss	income
				recognized in	(ineffective
	Loss	Location of loss	Loss	income (ineffective	portion and
	recognized	reclassified	reclassified	portion and amount	amount
	in OCI	from OCI into	from OCI into	excluded from	excluded from
Derivatives designated as	(effective	income (effective	income (effective	effectiveness	effectiveness
hedging instruments:	portion)	portion)	portion)	testing)	testing)

Foreign exchange forwards	$(3,150)	General and administrative expenses	$(835)	General and administrative expenses	$(36)
Foreign exchange options	(173)	General and administrative expenses	—	General and administrative expenses	(27)

Total	$(3,323)		$(835)		$(63)

At March 31, 2010 the Company had $118.8 million of notional value of derivatives, as economic hedges primarily to hedge intercompany loans that do not receive hedge accounting treatment. The effect of derivatives which have not been designated as hedging instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2010 are as follows:

	Location of gain (loss)	Gain (loss)
Derivatives not designated	recognized	recognized
as hedging instruments:	in income	in income

Foreign exchange forwards	General and administrative expenses	$2,236
Foreign exchange options	General and administrative expenses	(364)

Total		$1,872

Note 12- Fair Value Measurements
The Company has categorized its financial instruments into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial assets recorded in the accompanying consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:
Level 1- Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2-Financial assets and liabilities whose values are based on the following:
a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full asset or liability.
Level 3-Financial assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010. There were no assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

	Fair Value Measurements on a Recurring Basis at
	March 31, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$8,363	(a)	$115,810	(a)	$—	$124,173
Other current assets			2,401	(b)	—	2,401
Other non-current assets	7,558	(c)	—		—	7,558
Liabilities:
Other current liabilities	—		4,156	(b)	—	4,156

(a)	Available for sale consisting of commercial paper and corporate securities.

(b)	Primarily foreign exchange forward contracts and foreign exchange options.

(c)	Primarily available for sale securities.
The Company recorded a gain of $2,146 for the quarter ended March 31, 2010, under general and administrative expenses in the accompanying consolidated statements of operations related to the changes in the fair value of its financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges which are still held at March 31, 2010. There was no gain or loss recorded in the accompanying consolidated statements of operations for available for sale securities still held at March 31, 2010.
To determine the fair value of the Company’s foreign exchange forward contracts and foreign exchange options, the Company receives a quoted value from the counterparty for each contract. The quoted price received by the Company is a Level 2 valuation based on observable quotes in the marketplace for the underlying currency. The Company uses these underlying values to estimate amounts that would be paid or received to terminate the contracts at the reporting date based on current market prices for the underlying currency.
The available for sale securities are valued using quoted market prices as of the end of the trading day. The Company monitors the value of the investments for other-than-temporary impairment on a quarterly basis.

Note 13- Commitments and Contingent Liabilities
The commitment and contingencies described below are currently in effect and could require Towers Watson, or its predecessor companies, Watson Wyatt and Towers Perrin, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.
Subordinated Notes due January 2011: On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an Indenture (the “Indenture”) with Wilmington Trust FSB, as Trustee (the “Trustee”), for the issuance of Towers Watson Notes in the aggregate principal amount of $200 million. The Towers Watson Notes were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0 percent, and will mature on January 1, 2011. The Indenture contains limited operating covenants, and obligations under the Towers Watson Notes are subordinated to the Company’s obligations under the Senior Credit Facility (as defined below) on the terms set forth in the Indenture.
Towers Watson Senior Credit Facility: On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility will bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5 percent of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65 percent of the voting stock and 100 percent of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
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
As of March 31, 2010, Towers Watson had $15.0 million of borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility: As of March 31, 2010, Towers Watson had standby letters of credit totaling $21.2 million to guarantee payment to a beneficiary in the event that it fails to meet its financial obligations to the beneficiary. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility: Towers Perrin Foster and Crosby, Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.6 million). As of March 31, 2010, a total of BRL 5.0 million ($2.8 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.6 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the Company believes that the likelihood of future usage is remote.

Towers Watson also has $2.5 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Indemnification Agreements: Towers Watson has various agreements that provide that it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Towers Watson’s obligations and the unique facts of each particular agreement, Towers Watson does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
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
Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. These policies remained in force subsequent to the Merger. We reserve for contingent liabilities based on ASC 450, “Contingencies” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of all pending claims, we will not incur material costs. Our professional liability insurance coverage beyond our self-insured retention was written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various unaffiliated commercial insurance carriers. Post-Merger, Towers Watson has a 72.86 percent ownership interest in PCIC and as a result, PCIC’s results will be consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover professional liability claims above a $1 million per occurrence self-insured retention, the consolidation of PCIC will effectively result in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per occurrence self-insured retention. As a result of consolidating PCIC’s results of operations in the Company’s consolidated financial statements, the impact of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings. PCIC will cease issuing insurance policies effective July 1, 2010 and will at that time enter into a run-off mode of operation.
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
The complaints in the 2007 actions allege that while performing administrative and actuarial services for the Superannuation Plan during the period from mid-1990 to 1995, Towers Perrin failed to detect drafting errors made by previous plan advisors including attorneys, when they prepared certain amendments to the Superannuation Plan Deed. These amendments were adopted before Towers Perrin commenced its engagement. Watson Wyatt succeeded Towers Perrin as the plan administrator and plan actuary in 1996 and continues to serve in those capacities. The previous plan advisors are also named as defendants in the 2007 actions.

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
The most recent estimate of the value of the allegedly unintended benefits is AU$538 million.
The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) that seeks an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements.
The April 2010 trial date previously set for the rectification action has been adjourned in light of ongoing settlement efforts among the parties to that action.
Former Towers Perrin shareholder litigation
On December 9, 2009, Watson Wyatt was informed by Towers Perrin of a settlement demand from the plaintiffs in a putative class action lawsuit filed by certain former shareholders of Towers Perrin (the “Dugan Action”). Although the complaint in the Dugan Action does not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated to Towers Perrin on December 8, 2009 and in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the proposed class. Plaintiffs requested that Towers Perrin communicate the settlement demand to Watson Wyatt.
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
Plaintiffs in this action are former members of the Towers Perrin’s senior management, who left Towers Perrin at various times between 1995 and 2000. The Dugan plaintiffs seek to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, and who also meet certain other specified criteria.
On December 17, 2009, four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the “Allen Action”) in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.
On January 15, 2010, another former Towers Perrin shareholder who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action”) in the United States District Court of the Eastern District of Pennsylvania also alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15 percent) of eHRO. Pao seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who are excluded from the proposed class in the Dugan Action. Towers Watson is also a defendant in the Pao Action.

Pursuant to the Towers Perrin Bylaws in effect at the time of their separations, the Towers Perrin shares held by each of these plaintiffs were redeemed by Towers Perrin at book value at the time these individuals separated from employment. The complaints allege variously that there either was a promise that Towers Perrin would remain privately owned in perpetuity (Dugan Action) or that in the event of a change to public ownership plaintiffs would receive compensation (Allen and Pao Actions). Plaintiffs allege that by agreeing to sell their shares back to Towers Perrin at book value upon retirement, they and other members of the putative classes relied upon these alleged promises, which they claim were breached as a result of the consummation of the merger between Watson Wyatt and Towers Perrin. The complaints assert claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the court consolidated the three actions for all purposes.
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. The motion is not yet fully briefed and remains pending.
Towers Watson believes the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
Note 14 — Recent Accounting Pronouncements.
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
ASC 815-10-50, “SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. We adopted these provisions on January 1, 2009.
ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted these provisions for financial assets and liabilities on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009. These adoptions did not have a material impact on the Company’s financial position or results of operations
Not yet adopted
ASC 715-10-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets” provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. The Company is currently evaluating the effects these provisions may have on its financial statements.
ASC 810 “Amendments to FASB Interpretation No. 46 (R)” which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010. The Company is currently evaluating the effects these provisions may have on its financial statements.
Note 15 — Income Taxes.
At March 31, 2010, Towers Watson’s gross liability for income taxes associated with uncertain tax positions was $37.5 million. This liability can be reduced by $3.6 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $33.9 million, if recognized, would have a favorable impact on the Company’s effective tax rate. The gross tax liability for uncertain tax positions increase is mainly due to the inclusion of legacy Towers Perrin’s liability of $26.7 million.
Interest and penalties related to income tax liabilities are included in income tax expense. At March 31, 2010, Towers Watson had accrued interest of $3.0 million and penalties of $0.07 million, totaling $3.07 million.
The Company believes it is reasonably possible that there will be a $0.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

The Company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions. Towers Watson is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in Towers Watson’s major tax jurisdictions are:

Open Tax Years
(fiscal year ending)

United States — Federal	2005 and forward
United States — Various States	1998 and forward
Canada — Federal	2003 and forward
Germany	2003 and forward
The Netherlands	2008 and forward
United Kingdom	2007 and forward

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Merger
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. (“Towers Watson”, the “Company” or “we”). Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc.; and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this discussion.
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals,” generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s chief executive officer became the chief executive officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.
General
Towers Watson’s history, which is primarily that of our predecessor companies since the Merger occurred on January 1, 2010, is summarized below.
Watson Wyatt traces its roots back to the actuarial firm R. Watson & Sons, founded in 1878 in the U.K. In 1946, The Wyatt Company was established as an actuarial consulting firm in the U.S. Over the next few decades, the U.S.-based firm branched out into such other services as health care and compensation consulting and broadened its global reach, establishing offices throughout Canada, Europe, Latin America and Asia. In 1995, the two firms formed a global alliance and began operating as Watson Wyatt Worldwide. In 2000, the U.S.-based arm of the alliance completed a successful initial public offering and began trading on the New York Stock Exchange under the symbol WW. In August 2005, the two firms formally combined into one.
Towers Perrin’s predecessor firm, Henry W. Brown & Co., was founded in 1871. Towers, Perrin, Forster & Crosby, Inc., was incorporated in Philadelphia, Pennsylvania, on February 13, 1934. The firm opened for business with 26 employees and initially operated a Reinsurance Division and Life Division. The firm eventually began to specialize in pensions and other employee benefit plans. Over the decades, the firm grew, diversified, globalized and was renamed Towers Perrin in 1987.
At Towers Watson, we bring together professionals from around the world — experts in their areas of specialty — to deliver the perspectives that give organizations a clear path forward. We do this by working with clients to develop solutions in the areas of employee benefits, risk and capital management, and talent and rewards.
We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.

As leading economies worldwide become more service-oriented, human resources and financial management have become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits, and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions have become increasingly complex and important in the face of changing economies and dynamic financial markets. Towers Watson helps its clients address these issues by combining expertise in human capital and financial management with consulting and technology solutions, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, and insurance and investment plans.
The human resources consulting industry, although highly fragmented, is highly competitive. It is composed of major human capital consulting firms, specialty firms, consulting arms of accounting firms and information technology consulting firms.
In the short term, Towers Watson’s revenue will be driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of its clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-practice solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us tremendous growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
Overview of Towers Watson
Towers Watson is a global consulting firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk & Financial Services and Talent and Rewards operating from 171 offices in 36 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 12,935 and 7,700 associates as of March 31, 2010 and June 30, 2009, respectively, in the following practice areas (with all information for June 30, 2009 including Watson Wyatt associates only):

	March 31,	June 30,
	2010	2009

Benefits	6,150	4,255
Risk and Financial Services	2,085	985
Talent and Rewards	2,065	1,035
Other	205	225
Business Services (incl. Corporate and field support)	2,430	1,200

Total associates	12,935	7,700

Principal Services
Benefits Segment. The Benefits segment is our largest and most established segment with approximately 6,150 associates. This segment has grown through business combinations as well as strong organic growth. It helps clients create and manage cost-effective benefits programs that help them attract, retain and motivate a talented workforce.
The lines of business within the Benefits Segment are:
•	Retirement

•	Health and Group Benefits

•	Technology and Administration Solutions

•	International Consulting Group
The Benefits segment accounted for 65 percent of Towers Watson’s total revenue for the first nine months of fiscal 2010. Approximately 45 percent of the Benefits segment’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Retirement
Our retirement consulting supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans.
We are one of the world’s leading advisors on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans, including design, funding and risk management strategies. We also help our clients assess the effects of changing workforce demographics on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.
Our consultants are the named actuaries and provide actuarial services to many of the world’s largest retirement plan sponsors. Towers Watson provides actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the United States, we provide actuarial services to three of the four largest corporate-sponsored defined benefit plans (based on total pension plan assets), and in the United Kingdom, we are advisor to almost half of the 100 largest corporate pension funds. Additionally, we have market-leading positions in Canada, Germany and the Netherlands.
We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefits strategies. For those clients who want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.
Our retirement consulting services include:
•	Retirement strategy and plan design

•	Actuarial services and related support

•	Retirement financial management

•	Settlement solutions

•	Compliance and governance strategies

•	Risk management

•	Defined contribution solutions

•	Pension plan administration and outsourcing

•	Investment services
Our retirement consulting services are supported by a strong focus on research and advocacy for sound public policy. We specialize in the development and support of hybrid pension designs like cash balance plans in the United States, which are widely seen as the future of the defined benefit system.

Much of our recent consulting with clients relates to managing risk and cost volatility, various regulatory changes (global accounting reform and U.S. and European pension funding legislation), and a broad-based desire on the part of many employers to revisit their retirement design approach. We use unique data and analyses to provide perspective on the overall environment and to help our clients with their design decisions. We have tracked the retirement designs of the largest U.S. public companies over many years, providing clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution designs.
To further enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases that enable our clients to track and benchmark benefit plan provisions. Our tools and technology solutions include:
•	OnePlace/ClientConnect— Web portals that help our clients with the day-to-day management and governance of their plans and links easily with our global tools, research and data

•	FAS Tool/RFM Benchmarking Database— Interactive tools that allows the immediate comparison of income statement and balance sheet information and assumptions related to pension, stock option and retiree medical plans for large, publicly traded U.S. companies

•	Employee Benefit Information Center/COMPARISON— Comprehensive sources of comparative benefit practices for premier companies, including BenVal which determines benefit values for each company by using consistent actuarial methods and assumptions, along with a common employee population.

•	Forecaster— A web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations and to project retirement plan contributions, funded status and expense

•	Liability Watch — Enables our European clients to keep daily track of their funding position

•	Cost and Risk Management Channel —A web-enabled tool that provides daily monitoring of funded status and the impact of changes in capital markets on contributions and cost. It is a global tool, covering all major defined benefit countries.

•	DesignIT — A modeling tool for our European clients that provides comparisons between a selection of alternative pension designs
Retirement, the largest part of the Benefits business, typically lags reduction in discretionary spending compared to the other segments, mainly due to the recurring nature of its client relationships. Tower Watson’s corporate client retention rate within its target market has remained very high. Revenue for the retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, economic uncertainty, leverage from other practices, increased global demand and increased market share.
Health and Group Benefits
We provide plan management consulting across the full spectrum of health and group benefits programs, including health, dental, disability, life and other coverage. We also advise clients on issues specific to their interests and needs, including the impact of health care reform legislation on their plan strategy and related plan changes, and the implementation and monitoring of disease management and general care management programs. Clients seek our evidence-based, practical solutions to improve employee health, satisfaction and productivity while minimizing costs. We work closely with our clients — matching their resources and capabilities with our methodologies, technology, and total compensation and benefits perspective.
Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status. Our health and group benefits consulting services help clients provide health and welfare benefits to attract and retain qualified workers and enhance the health and productivity of their workforce.

In the United States, the enactment of health care reform legislation has prompted employers to reevaluate their health plan strategies in light of expanded coverage requirements and new tax considerations. Also, given continued above-inflation increases in health care costs, employers are seeking new and proven solutions for managing plan costs and engaging members. An increasing number of employers are adopting consumer-oriented health care approaches that encourage employees and retirees to participate more actively in health care buying decisions. These models put workers in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wiser health purchasing decisions.
Towers Watson has one of the strongest networks in the health and group benefits consulting business. We manage numerous collective purchasing initiatives (e.g., pharmacy, retiree health) that enable employers to achieve greater value from third-party service providers than they can realize on their own. We lead the flexible benefits markets in the United Kingdom, China and Canada.
Our approach to health and group benefits consulting emphasizes health and productivity, pharmacy, provider quality, effective communication, and data and metrics. Our global services include:
•	Program strategy, design and pricing

•	Health condition management consulting

•	Pharmacy benefit management consulting

•	Workforce well-being evaluation

•	Wellness and health promotion consulting

•	Performance measurement and monitoring

•	Development of funding strategies

•	Forecasting, budgeting and reserve setting

•	Vendor evaluation, selection and management

•	Claims audits

•	Pre- and post-implementation audits
International Consulting Group
To help multinational companies face the challenges of operating in the global marketplace, Towers Watson provides expertise in dealing with international human capital and related finance issues for corporate headquarters and their overseas subsidiaries.
Through our global specialists and in cooperation with our local offices worldwide, we help multinational companies on a range of issues, including:
•	Accounting consolidation for employee benefit plans globally

•	Global oversight and governance procedures

•	Global actuarial services

•	Financial, cost and risk-control solutions for employee benefit plans globally

•	Cross-border mergers, acquisitions and divestitures

•	Multinational pooling and captive solutions

•	Global health care solutions and wellness strategies

•	Expansion into new territories

•	Country HR legislative updates

•	Advice on internationally mobile employees
We offer several tools and research resources to help deliver these services, including:
•	BenTrack — The online tool used by the world’s largest multinationals, including four of the Fortune 10, to help govern global benefits and compensation programs

•	Global Benefits Benchmarking Database — This tool consolidates various Towers Watson employee benefit surveys onto a single platform to give users access to benefit data and resources across borders and industry sectors.

•	Global Survey of Accounting Assumptions for Defined Benefit Plans — an annual survey of the accounting assumptions applied by major corporations for their defined benefit plans around the world
Technology and Administration Solutions (Benefits Outsourcing)
Towers Watson’s Technology and Administration Solutions line of business provides benefits outsourcing services to hundreds of clients across multiple industries. Our world-class solutions are supported by our fully integrated technology system, BenefitConnect, and our dedicated, on-shore service center. Supporting more than five million participants, we provide:
•	Pension and retirement plan administration

•	Health and welfare administration

•	Benefits service center support

•	Integrated, transparent, state-of-the-art technology for administration, employee self-service and workflow management — whether you choose to outsource or co-source
Towers Watson has a 30-year track record of success in benefits outsourcing. With three distinct delivery models — full outsourcing, co-sourcing and system-only support — we offer a full range of solutions to help meet the needs of employers of all types.
In the United States, Towers Watson is a top-tier benefits outsourcing provider and a market leader for co-sourced defined benefit (DB) administration for organizations with 10,000 or more employees. For retirement administration, BenefitConnect includes case management and administration tools to assist plan sponsors in managing the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their retirement benefits’ future value. For health and welfare administration, BenefitConnect is a customizable, web-based application that combines self-service employee tools with administrative and call-center components to facilitate the administration and management of health and welfare benefits.
In the United Kingdom, we are a leader in retirement administration outsourcing services to the private sector, using highly automated processes and modern transactional web technology to enable members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources with timely management information and the means to monitor activity levels and reduce administration costs.
In markets outside the U.S. with more complex defined contribution (DC) arrangements, we have deployed sophisticated DC technology, processes and controls. Our DC administration model in Germany and the United Kingdom leverages web technology and provides clients with “back office” reconciliation and investment manager interaction expertise, while offering the option to “flex” the front-office operations to be as comprehensive as required. Participants can access static and transactional data allowing them to be self-sufficient in managing their portfolios.
In Europe, we were named the best global pension plan administration service provider and benefits administration provider of the year. Globally, we deliver high-quality solutions that has led to one of the highest benefits outsourcing client retention rates in the industry.

Talent and Rewards Segment. The Talent and Rewards segment accounted for 15 percent of Towers Watson’s total revenue for the first nine months of fiscal 2010. Few of the segment’s projects have a recurring element. Approximately 45 percent of the segment’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Our Talent & Rewards segment focuses in three principal areas:
•	Executive Compensation

•	Rewards, Talent and Communication

•	Data, Surveys and Technology
Executive Compensation
We advise our clients’ management and boards of directors on executive pay programs, including base pay, annual bonus, long-term incentives, perquisites and other benefits. This work includes helping clients understand market practices relative to levels of compensation as well as the design of incentive programs. We also provide clients with executive pay related transactional support associated with various transactions such as mergers, acquisitions, divestitures, executive transitions and business restructuring.
We have a global network of executive pay practitioners that allows us to provide comprehensive solutions to our clients. We maintain a number of proprietary databases that our consultants access in their work that provide us with competitive advantage.
Rewards, Talent and Communication
From this line of business, we provide our broad array of capabilities in designing and implementing the programs and processes that touch employees, managers and leaders day to day and influence their behavior, level of engagement and performance. Our solutions cut across the employment lifecycle, from attracting and deploying talent to managing and rewarding employees’ performance to developing their skills and providing relevant career paths to help retain and engage them over time.
Our expertise in organizational communication and change management underlies and supports our work in these areas. We help clients identify and align their employee value proposition, employment deal and desired culture with their business strategy, and create supporting management and communication processes to help drive their success over time.
Our primary practice areas include:
•	Talent Management. We help organizations develop integrated programs and processes to identify leadership and workforce needs, engage and develop leaders and employees, and align their behavior and decision making with the critical drivers of business performance. Within this practice, our HR function effectiveness service line helps clients determine and implement the right HR structure, service delivery model and staff to meet the needs of both the organization and employees efficiently and effectively.

•	Rewards. We provide the strategy, design and execution support for pay and other reward programs to help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet key business goals. Within this practice, our sales effectiveness and rewards service line focuses on sales force productivity and incentives to drive profitable growth.

•	Communication and Change Management. We offer deep expertise in change management, organizational effectiveness and communication to drive employee engagement and help align behavior with business results.
Data, Surveys and Technology
This line of business combines data, analytics and software to enable more effective management of people and programs. It brings together our complete array of capabilities in employee surveys, global databases, and talent and rewards technology. It is the natural complement to our Rewards, Talent and Communication business, providing the real-world information and “intelligence” required to develop the insights that lead to appropriate solutions and, ultimately, results for our clients around the world.
The business includes our global compensation databases, employee survey practices, human capital metrics and analytics, web-based and personalized communications, and software applications related to talent management and rewards. It combines the practices that can readily generate recurring revenue, leveraging data, technology and a pool of staff resources that can be flexibly deployed.
We have data and tools that our competitors cannot easily match. Our compensation databases cover almost 100 countries across six continents to support global clients wherever they do business. Our employee surveys offer clients access to the world’s largest normative database of employee perceptions to help them build and sustain employee engagement and understand cultural nuances that define high performance. Our human capital metrics database provides benchmarks on key workforce measures and analyzes how they link to and drive business performance. And our personalized web tools help employees understand and make smart decisions about their reward programs.
These offerings work individually or in concert to provide clients with actionable intelligence about their workforce, forming a powerful suite of insights to inform talent and rewards strategy, program design and delivery.
Risk and Financial Services Segment The Risk and Financial Services (RFS) segment accounted for 20 percent of Towers Watson’s total revenue for the first nine months of fiscal 2010. Approximately 65 percent of RFS’s revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance intermediary services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting.
Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.
The RFS segment has three lines of business:
•	Reinsurance and Insurance Brokerage (Brokerage)

•	Risk Consulting and Software (RCS) and

•	Investment Consulting and Solutions (Investment)
The segment is united by an approach to client issues that focuses on risk, capital and value management. We help companies around the world improve business performance by effectively integrating risk management with their overall financial management framework.
We are well-positioned to serve this need. Our professionals have decades of experience in insurance, reinsurance, investment and actuarial issues. We excel at creating practical, tailored solutions for our clients. We back our work with rigorous quantitative analysis and globally recognized thought leadership, research and technology.

We work with a variety of client executives: chief financial officers and treasurers, chief risk officers and senior actuaries, insurance and reinsurance buyers, and pension plan sponsors and trustees. Two of our lines of business, Reinsurance and Insurance Brokerage and Risk Consulting and Software, have a particular focus on the insurance industry, while Investment focuses on pension plans. However, all three of our businesses also apply their expertise to serve broader markets.
We can often add significant value to our clients by bringing a wider range of Towers Watson products and services to bear in addressing the issues they face. Our RiskCapital Solutions™ reflects this approach, combining RCS solutions with Brokerage to support insurance executives more holistically with strategic risk management and risk transfer support. Investment often works with colleagues in our Benefits segment on retirement financial management issues. In the future, we will look for more opportunities to combine our services to respond in innovative ways to client needs.
We have also developed a range of financial modeling software products. Our products bring together innovative actuarial thinking with software expertise to provide comprehensive solutions to measure value, manage risk and monitor capital adequacy. Our software solutions support a variety of activities, ranging from asset-liability modeling and product development to economic capital aggregation and allocation. These are used internally for consulting projects and licensed to clients around the world.
We offer the following integrated services for our clients:
•	We provide actuarial, risk management and strategic consulting to the insurance industry — to both life/health and property/casualty insurance companies. We offer innovative consulting services that help insurers manage risk and capital, improve business performance and create competitive advantage. M&A consulting is a particular strength. Towers Watson has extensive experience working with many of the world’s leading insurers on complex merger, acquisition, sale and restructuring transactions.

•	We leverage our knowledge of the insurance industry to provide risk management consulting to the corporate market, and we have special expertise in areas such as captives and professional liability. Towers Watson’s risk specialists help companies address the risks that affect their ability to achieve strategic goals and add shareholder value.

•	We offer reinsurance and insurance brokerage services that are complemented by capital markets risk financing solutions. We combine creative risk transfer solutions with full-service insurance consulting and financial modeling software.

•	We provide a wide range of investment consulting services and solutions, including pension plan “de-risking” services. As a leading investment consultant, we help organizations manage investment complexity, establish risk tolerance and improve governance.

•	We also offer financial modeling software and implementation consulting. Towers Watson’s actuarial know-how, industry knowledge and software expertise help clients measure value, manage risk and monitor capital adequacy.
Reinsurance and Insurance Brokerage (Brokerage)
We are the world’s fourth-largest reinsurance broker. We cover all major lines of business and maintain trading relationships with more than 200 reinsurers and Lloyd’s underwriters.
Our Brokerage business provides risk transfer solutions by serving as an intermediary between our clients and the insurance, reinsurance and capital markets. The bulk of our business is providing global reinsurance intermediary services and consulting expertise. We help our clients with reinsurance strategy and program review, claims management and program administration, catastrophe exposure management, contract negotiation and placement, and market security issues.

Through our consultative approach, industry-leading analytical capabilities and tools, and brokering expertise, we are able to help clients make informed decisions about risk and capital management and execute comprehensive solutions that achieve broad coverage at competitive prices. Clients further benefit from our capital market broker/dealer capabilities. Our integrated approach to risk management helps our clients allocate, use and protect the capital they need to achieve financial objectives.
While most of our clients are insurance companies, our Brokerage business also places insurance programs for corporate clients.
We have offices in North America and Europe to serve clients in all the major insurance markets. Our London office places reinsurance for Lloyd’s Syndicates and European insurers. In addition, it acts as a correspondent broker, placing insurance and reinsurance for North American companies into Lloyd’s of London. Together with Risk Consulting and Software, we have an on-the-ground presence in Bermuda to access this important market.
Investment Consulting and Solutions (Investment)
Our Investment business helps our clients manage investment complexity, establish their risk tolerance and improve governance. We combine innovative thinking with capable execution to help balance risk and return.
We are a market leader in investment consulting and solutions. Our business is focused on creating financial value for institutional investors through independent, best-in-class investment advice. We provide coordinated investment strategy advice — based on expertise in risk assessment, strategic asset allocation and investment manager selection — to some of the world’s largest pension funds and institutional investors. We advise more than 1,000 pension funds and institutional investors with assets in excess of $1 trillion, and we lead in creating innovative pension risk management solutions.
We have one of the industry’s largest investment strategy teams, with disciplines that include investment banking, asset management and actuarial science. We also have more than 100 investment manager research professionals covering all asset classes from mainstream equities and fixed income to alternative investments, including hedge funds and private equity. With this deep specialist expertise, we provide practical, independent advice tailored to meet the needs of our clients.
We also provide retirement risk solutions, including strategies that offer financial predictability and stability around defined benefit pension plans. For those looking to exit plan sponsorship altogether, we offer settlement solutions.
While Investment clients primarily include defined benefit and defined contribution pension plans, we see significant growth potential in other areas, including insurance company asset management.
Risk Consulting and Software (RCS)
RCS is the largest line of business within Risk and Financial Services. RCS is primarily focused on the insurance industry but increasingly serves as a risk specialist across a variety of industries. We are also a leading provider of financial modeling software to the insurance industry. Our clients include most of the leading global insurers as well as some of the largest financial services companies and other corporations. We have more actuaries serving the insurance industry than any other professional services firm.
Our consultants use deep analytical skills to solve practical business problems, applying the latest techniques and software solutions to help clients improve business performance and create competitive advantage in areas related to financial and regulatory reporting, enterprise risk management, mergers and acquisitions, and corporate restructuring, and product and market strategies.

Through our predecessor companies, we pioneered the use of enterprise risk management to help insurers identify and avoid potential major losses, enhance risk-adjusted returns and meet strategic objectives. Our consultants work with clients to identify, measure and manage key risks that span the enterprise as well as risks that affect a particular line of business.
Our software solutions support insurance companies and other businesses that require sophisticated and auditable financial modeling processes as they confront volatile markets and regulatory changes driven by Solvency II, Principle-Based Approaches and Sarbanes-Oxley. Our software solutions underpin a variety of activities, ranging from asset-liability modeling and product development to economic capital aggregation and allocation.
Financial Statement Overview
Towers Watson’s fiscal year end is June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2010 (March 31, 2010) and as of the end of fiscal year 2009 (June 30, 2009), Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2010 and 2009, Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2010 and 2009 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended March 31, 2010.
Towers Watson derives the majority of its revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than one percent of consolidated revenue for any of the most recent three fiscal years.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue as follows. The three months ended March 31, 2010 includes Towers Watson geographic regions while the fiscal years ended June 30, 2009 and 2008 include only historical Watson Wyatt geographic regions.

	Three Months	Fiscal Year
Geographic Region	3/31/10	2009	2008
United States	51%	43%	41%
United Kingdom	22	32	32
Canada	6	4	4
Germany	4	4	5
Netherlands	3	3	4
In delivering consulting services, Towers Watson’s principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 50 to 60 percent of the professional and subcontracted services for Watson Wyatt were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the third quarter of fiscal year 2010 for Towers Watson, approximately 40 percent of professional and subcontracted services represent these reimbursable services.

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
We have non-recurring system projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly. The Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the Company is entitled to payment for services performed through termination.

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
Discretionary Compensation
Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year in the form of cash and/or deferred stock units after its annual operating results are finalized. As a result of the Merger, interim bonuses were paid in March 2010 relative to the six-month period ended December 31, 2009 and then will be paid in September 2010 relative to the six-month period ended June 30, 2010, after which time bonuses will be paid annually each September.
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
Pension Assumptions
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-employment benefit or “OPEB” plans in North America and in the Europe. These plans represent 90 percent of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 10 percent of the liability.
Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. Beginning January 2008, Watson Wyatt made changes to the plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for employees hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the employee, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for employees hired or rehired after 2002 and for all employees for service after 2007. For employees hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula benefits are based on a percentage of each year of the employee’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. Plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans has historically been December 31, but will be changed to June 30 as a result of the Merger.

The determination of Towers Watson’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on Towers Watson’s pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into Towers Watson’s pension expense over the average remaining service period of participating employees. Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer comparisons.
North American Plans
The following assumptions were used in the valuations of Towers Watson’s North American plans and represent the weighted-average of rates for all U.S. and Canadian plans at June 30, 2009 and 2008. The assumptions as of June 30, 2009 have been adjusted by the inclusion of the legacy Towers Perrin plans in the weighted-average calculation using assumptions as of January 1, 2010, the acquisition date. The assumptions as of June 30, 2008 represent only the legacy Watson Wyatt plans:

	Year Ended June 30,
	2009	2008

Discount rate	6.46%	6.91%
Expected long-term rate of return on assets	8.10%	8.61%
Rate of increase in compensation levels	3.93%	4.08%
The discount rate and other assumptions are the weighted-average assumptions from each of the respective North American plans. The 6.46 percent discount rate assumption used at the end of fiscal year 2009 represents a 45 basis point decrease over the rate used at fiscal year 2008. Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the U.S., specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve.
The expected rate of return represents the weighted-average assumptions from each of the respective North American funded plans. The expected long-term rate of return on assets assumption decreased to 8.10 percent per annum as of June 30, 2009 (for fiscal year 2010 expense) from 8.61 percent per annum as of June 30, 2008 (for fiscal year 2009 expense). Selection of the return assumption at 8.10 percent per annum was supported by an analysis performed by Towers Watson of the weighted-average yield expected to be achieved with the anticipated makeup of investments.
The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2010:

Effect on Fiscal 2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.3 million
25 basis point increase in discount rate	-$3.2 million
25 basis point decrease in expected return on assets	+$2.8 million
25 basis point increase in expected return on assets	-$2.8 million

The above sensitivities reflect the impact of changing one assumption at a time. Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
European Plans
The following assumptions were used in the valuations of Towers Watson’s European plans and represent the weighted-average of rates for the U.K., Germany and Netherlands’ plans at June 30, 2009 and 2008. The assumptions as of June 30, 2009 have been adjusted by the inclusion of the legacy Towers Perrin plans in the weighted-average calculation using assumptions as of January 1, 2010, the acquisition date. The assumptions as of June 30, 2008 represent only the legacy Watson Wyatt plan:

	Assumptions as of June 30
	2009	2008
Discount rate	6.06%	6.47%
Expected long-term rate of return on assets	6.51%	6.74%
Rate of increase in compensation levels	4.90%	5.36%
The 6.06 percent discount rate assumption used at the end of fiscal year 2009 represents a 41 basis point decrease over the rate used at fiscal year 2008. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these dates.
The expected long-term rate of return on assets assumption decreased to 6.51 percent per annum as of June 30, 2009 from 6.74 percent per annum as of June 30, 2008. The rate of return was supported by an analysis performed by Towers Watson for the plan of the weighted-average return expected to be realized based on the anticipated makeup of investments.
The following information illustrates the sensitivity to a change in certain assumptions for the Europe pension plans for fiscal year 2010:

Effect on Fiscal 2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.5 million
25 basis point increase in discount rate	-$2.2 million
25 basis point decrease in expected return on assets	+$1.2 million
25 basis point increase in expected return on assets	-$1.2 million
The amounts above applicable to the legacy Towers Perrin plans show the effect on expense for the 6 month period from January 1, 2010 to June 30, 2010. The sensitivities reflect the effect of assumption changes occurring after purchase accounting has been applied. The differences in the discount rate and compensation level assumption used for the North American and European plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies.

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
Goodwill and Intangible Assets
In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Goodwill is tested for impairment annually as of June 30, and whenever indicators of impairment exist. The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. As the fair value of our reporting units exceeds their carrying value, we do not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of goodwill and recognize an impairment loss for the excess of carrying value over implied fair value. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of June 30. The fair value of the intangible assets are compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. In the three and nine months ended March 31, 2010 and 2009, we have not recorded any impairment losses of goodwill or intangibles.
Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing as historical results. The condensed consolidated statement of operations of Towers Watson for the three and nine months ended March 31, 2010 includes the result of Towers Perrin’s operations beginning January 1, 2010. The result of operations for the third quarter of fiscal 2009 includes only the financial results of Watson Wyatt.
In addition to analysis of results of operations as reported, the Company has prepared pro forma results of operations for the three and nine month periods ended March 31, 2010 and 2009 as if the Merger had occurred at the beginning of the periods presented and analysis of the pro forma results of operations by line item. The pro forma analysis is prepared and presented to aid in explaining the results of operations of the merged Towers Watson.
As a result of the merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the three and nine months ended March 31, 2010 and 2009 have been retrospectively realigned to new general and administrative expense methodology.

The table below sets forth Towers Watson’s Condensed Consolidated Statements of Operations, as reported, data as a percentage of revenue for the periods indicated:
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(as reported and as a percent of revenue)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%

Costs of providing services:
Salaries and employee benefits	67%	62%	65%	62%
Professional and subcontracted services	6%	7%	6%	7%
Occupancy	4%	4%	4%	4%
General and administrative expenses	9%	9%	9%	10%
Depreciation and amortization	4%	4%	4%	4%
Transaction and integration expenses	3%	0%	3%	0%

	94%	88%	91%	88%

Income from operations	6%	12%	9%	12%

(Loss)/Income from affiliates	0%	1%	0%	1%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other non-operating income	0%	0%	0%	0%

Income before income taxes	6%	14%	9%	13%

Provision for income taxes	5%	4%	5%	4%

Net income	1%	10%	4%	9%

Three and Nine Months Ended March 31, 2010 Compared to the
Three and Nine Months Ended March 31, 2009
Revenue for the three months ended March 31, 2010 was $804 million, an increase of $387 million, or 93%, compared to $417 million for the three months ended March 31, 2009. The increase was primarily a result of the Merger and combination of Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010. Net income for the three months ended March 31, 2010 was $9 million, a decrease of $32 million, or 78%, compared to $41 million for the three months ended March 31, 2009. The decrease was primarily due to transaction and integration expenses of $24 million incurred in the quarter.
In addition, salaries and employee benefits was 67% of revenue for the three months ended March 31, 2010, an increase of 5% from 62% of revenue for the three months ended March 31, 2009. This increase is the result of stock-based compensation of $27 million recorded in the third quarter of fiscal 2010, which consisted of $24 million related to the vesting of Restricted A shares issued in the Merger and $3 million related to recording the unamortized fair value of Watson Wyatt stock options and deferred stock units outstanding at the time of the Merger that vested upon change of control. The remaining increase is the result of higher salaries and employee benefits as a percentage of revenue for Towers Perrin. There were no other significant increases (greater than 1%) comparing the income statement line items as a percent of revenue period over period for the three months ended March 31, 2010 from 2009.
Revenue for the nine months ended March 31, 2010 was $1.6 billion, an increase of $358 million, or 28%, compared to $1.3 billion for the nine months ended March 31, 2009. The increase was primarily a result of the Merger and combination of Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010. Net income for the nine months ended March 31, 2010 was $62 million, a decrease of $53 million, or 46%, compared to $115 million for the nine months ended March 31, 2009. The decrease was primarily due to transaction and integration expenses of $50 million incurred in the first three quarters of fiscal 2010.
In addition, salaries and employee benefits was 65% of revenue for the nine months ended March 31, 2010, an increase of 3% from 62% of revenue for the nine months ended March 31, 2009. This increase is the result of stock-based compensation of $27 million recorded in the third quarter of fiscal 2010 which consisted of $24 million related to the vesting of Restricted A shares issued in the Merger and $3 million related to recording the unamortized fair value of Watson Wyatt stock options and deferred stock units outstanding at the time of the Merger that vested upon change of control. The remaining increase is the result of higher salaries and employee benefits as a percentage of revenue for Towers Perrin. There were no other significant increases (greater than 1%) comparing the income statement line items as a percent of revenue period over period for the nine months ended March 31, 2010 from 2009.
Provision for income taxes for the first nine months of fiscal year 2010 was $77.8 million, compared to $52.4 million for the first nine months of fiscal year 2009. The effective tax rate was 55.2 percent for the first nine months of fiscal year 2010 and 31.1 percent for the first nine months of fiscal year 2009. The provision for income taxes for the three and nine months ended March 31, 2010 also includes a deferred tax charge of $10.6 million due to the enactment of the Patient Protection and Affordable Care Act and U.S. Health Care and Education Reconciliation Act of 2010 during March 2010, which effectively makes government subsidies received for Medicare-equivalent prescription drug coverage taxable. Guidance on accounting for income taxes requires that the tax effects of changes in laws be reflected in financial statements in the period in which the legislation is enacted regardless of the effective date. Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy. Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income. In addition, the Company has established valuation allowance reserves in the amount of $10.2 million on certain German deferred tax assets and US foreign tax credits in relation to the Merger. Towers Watson records a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.
Towers Watson has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, with the exception of its Canadian subsidiary. The Company will continue to provide deferred taxes on Canadian earnings for the foreseeable future.

Adjusted earnings per share.
Towers Watson’s management uses adjusted diluted earnings per share, a non-generally accepted accounting principles measure, to evaluate its performance, and separately evaluates its performance of the transaction and integration activities and unusual events such as the loss of the Medicare Part D subsidy. Management determined that this information is useful to investors in evaluating its results of operations and providing a baseline for evaluation of current and future operating performance.
Net income attributable to controlling interests.
Net income attributable to controlling interests for the third quarter of fiscal year 2010 was $8.8 million inclusive of the amortization of deal related intangible assets, deductible and non-deductible transaction and integration expenses, stock-based compensation related to Restricted Class A shares and severance (recorded in salaries and employee benefits), loss of the Medicare Part D subsidy and the tax related items of limitations on officer compensation and the negative impact of German tax law changes on certain German deferred tax assets in relation to the Merger, compared to net income attributable to controlling interests of $40.6 million for the third quarter of fiscal year 2009.
Earnings per share.
Diluted earnings per share for the third quarter of fiscal year 2010 was $0.12, compared to $0.95 for the third quarter of fiscal year 2009.
Diluted earnings per share exclusive of the amortization of intangible assets, deductible and non-deductible transaction and integration expenses, stock-based compensation related to Restricted Class A shares and severance (recorded in salaries and employee benefits), loss of the Medicare Part D subsidy and the tax related items of limitations on officer compensation and the negative impact of German tax law changes on certain German deferred tax assets in relation to the Merger (“adjusted diluted earnings per share”), resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle measure, for the third quarter of fiscal year 2010 of $0.92.
A reconciliation of net income, as reported under generally accepted accounting principles, to adjusted net income, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended
March 31, 2010
Net Income Attributable to Controlling Interests, As Reported	$8,815

Adjusted for expenses as a result of the Merger (1):
Amortization of intangible assets	8,495
Transaction and integration expenses	14,030
Restricted Class A Shares	15,434
Severance	3,129
Other tax-related items	9,604

Loss of Medicare Part D subsidy	10,598

Adjusted Net Income Attributable to Controlling Interests	$70,105

Weighted Average Shares of Common Stock — Diluted (000)	76,416

Earnings Per Share — Diluted, As Reported	$0.12

Adjusted for expenses as a result of the Merger:
Amortization of intangible assets	0.11
Transaction and integration expenses	0.18
Restricted Class A Shares	0.20
Severance	0.04
Other tax-related items	0.13

Loss of Medicare Part D subsidy	0.14

Adjusted Earnings Per Share — Diluted	$0.92

(1)	The expenses that are adjusted as a result of the Merger for the three months ended March 31, 2010 are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets is 32.0%, transaction and integration expenses is 26.0%, Restricted Class A shares is 35.8% and severance is 42.7%. In addition, the decrease of expense of $9.6 million resulting from the loss of Medicare Part D subsidy and of $11.2 million of tax related items are items included in the condensed consolidated statement of operations provision for income taxes.
Pro Forma Analysis.
The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three and nine month periods ended March 31, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009 and 2008, respectively. The unaudited historical combined statement of operations for the three month period ended March 31, 2010 reflects the actual financial results of the combined Company. All other periods reflect the pro forma historical financial results from Watson Wyatt and Towers Perrin. The unaudited pro forma combined financial information, which is a non-generally accepted accounting principles measure, shows the impact of the business combination on Watson Wyatt and Towers Perrin’s historical results of operations. The unaudited pro forma condensed combined statement of operation are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future. We do not assume any benefits from any cost savings or synergies expected to result from the Merger, except for any cost savings or synergies actually realized by the Company for the three-month period ended March 31, 2010.

Pro forma adjustments consist of the following:
A.	Reflects the elimination of premium revenue from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related professional liability insurance expense recorded by Watson Wyatt and Towers Perrin.

B.	Reflects the 27.14% non-controlling interest in PCIC.

C.	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as previously recorded under the equity method.

D.	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R participants, which is assumed to be paid on July 1, 2008 or 2009 in conjunction with the redemption of Towers Watson Class R shares.

E.	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R participants. Interest on the Towers Watson Notes will accrue at a fixed rate per annum, compounded annually at 2 percent.

F.	Transaction and integration expenses related to the Merger are included in the period as if the transaction occurred at the beginning of the period presented.

G.	Reflects cash payment and capitalized prepayment of estimated bank fees associated with a Towers Watson Senior Credit facility and of amortization of those fees.

H.	Record reversal of Towers Perrin’s asset retirement obligation to approximate fair value.

I.	Record reversal of amortization on Towers Perrin former intangible assets. Formerly acquired and developed intangible assets of Towers Perrin were included in the Towers Watson valuation of intangibles at the time of the Merger and the new intangible’s fair value was recorded in the beginning balance sheet.

J.	Reflects the adjustment to rent expense related to the beginning balance sheet fair value of leases.

K.	Record reduction of revenue related to deferred revenue fair value adjustment as of the beginning balance sheet.

L.	Reflects the stock-based compensation recorded related to the unamortized fair value of the stock options assumed by Towers Watson formerly under the Watson Wyatt 2000 Long-term Incentive Plan that were subject to change of control provisions.

M.	Reflects the stock-based compensation recorded relative to the Restricted Class A shares issued at the time of the Merger subject to a service condition for which the restriction lapses annually over three years.

N.	Reflects amortization of intangible assets related to the Merger on an accelerated basis over the asset’s estimated useful life. Customer-related intangible assets are amortized over a twelve year estimated life and developed technology assets are generally amortized over a four year weighted average estimated life. The trademark intangible asset has an estimated indefinite life and thus is not amortized.

O.	Reflects the provision for taxes adjustments as a result of the Merger and other acquisition accounting adjustments.

TOWERS WATSON & CO.
Unaudited Pro Forma Condensed Combined Statements of Operations
Three Months Ended March 31, 2010 and 2009
(Thousands of U.S. Dollars, Except Per Share Data)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	As Reported	Historical			Acquisition
					Accounting		Pro Forma As
	Towers Watson	Watson Wyatt	Towers Perrin	PCIC	Adjustments		Adjusted
Revenue	$803,963	$416,994	$385,266	$9,968	$(12,720	) A, K	$799,508

Costs of providing services:
Salaries and employee benefits	537,706	260,384	276,980	43	29,883	L, M	567,290
Professional and subcontracted services	52,139	30,939	38,099	297	—		69,335
Occupancy, communications and other	35,735	17,787	17,065	—	1,102	J	35,954
General and administrative expenses	69,999	38,563	41,207	3,811	(7,136	) A, H	76,445
Depreciation and amortization	32,834	17,531	9,090	—	6,416	I, N	33,037
Transaction and integration expenses	24,405	—	—	—	24,405	F	24,405

	752,818	365,204	382,441	4,151	54,670		806,466

Income (loss) from operations	51,145	51,790	2,825	5,817	(67,390)		(6,958)

Income (loss) from affiliates	(1,049)	3,336	2,445	—	(5,392	) C	389
Interest income	1,169	294	1,006	1,049	(226	) D	2,123
Interest expense	(2,273)	(553)	(862)	—	(1,723	) E,G	(3,138)
Other non-operating income	704	1,786	2,740	—	—		4,526

Income before income taxes	49,696	56,653	8,154	6,866	(74,731)		(3,058)

Provision for income taxes	40,329	15,927	7,913	2,561	(25,323	) O	1,078

Net income (loss)	9,367	40,726	241	4,305	(49,408)		(4,136)

Less: Net income attributable to non-controlling interests	552	135	—	—	1,168	B	1,303

Net income attributable to controlling interests	8,815	$40,591	$241	$4,305	$(50,576)		$(5,439)

Earnings per share:
Net income — Basic	$0.12						$(0.07)

Net income — Diluted	$0.12						$(0.07)

Weighted average shares of common stock, basic (000)	76,414						76,414

Weighted average shares of common stock, diluted (000)	76,416						76,414

TOWERS WATSON & CO.
Unaudited Pro Forma Condensed Combined Statements of Operations
Nine Months Ended March 31, 2010
(Thousands of U.S. Dollars, Except Per Share Data)

	Three Months Ended	Six Months Ended			Nine Months Ended
	March 31, 2010	December 31, 2009			March 31, 2010
	As Reported	Historical			Acquisition
					Accounting		Pro Forma
	Towers Watson	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
Revenue	$803,963	$833,959	$798,131	$12,750	$(17,795)	A, K	$2,431,008

Costs of providing services:
Salaries and employee benefits	537,706	524,546	558,855	107	46,670	M	1,667,884
Professional and subcontracted services	52,139	49,865	79,421	483	—		181,908
Occupancy, communications and other	35,735	37,668	35,406	—	2,204	J	111,013
General and administrative expenses	69,999	71,454	40,351	16,924	(9,774)	A, H	188,954
Depreciation and amortization	32,834	36,185	19,007	—	11,508	I, N	99,534
Transaction and integration expenses	24,405	25,292	—	—	—		49,697

	752,818	745,010	733,040	17,514	50,608		2,298,990

Income (loss) from operations	51,145	88,949	65,091	(4,764)	(68,403)		132,018

Income (loss) from affiliates	(1,049)	(164)	(164)	—	353	C	(1,024)
Interest income	1,169	539	530	1,517	(266)	D	3,489
Interest expense	(2,273)	(1,053)	(1,536)	—	(3,095)	E, G	(7,957)
Other non-operating income	704	2,900	5,281	—	—		8,885

Income before income taxes	49,696	91,171	69,202	(3,247)	(71,411)		135,411

Provision for income taxes	40,329	37,463	9,779	(1,287)	(25,386)	O	60,898

Net income (loss)	9,367	53,708	59,423	(1,960)	(46,025)		74,513

Less: Net income attributable to non-controlling interests	552	56	—	—	(559)	B	49

Net income attributable to controlling interests	$8,815	$53,652	$59,423	$(1,960)	$(45,466)		$74,464

Earnings per share:
Net income — Basic	$0.12						$0.97

Net income — Diluted	$0.12						$0.97

Weighted average shares of common stock, basic (000)	76,414						76,422

Weighted average shares of common stock, diluted (000)	76,416						76,565

TOWERS WATSON & CO.
Unaudited Pro Forma Condensed Combined Statements of Operations
Nine Months Ended March 31, 2009
(Thousands of U.S. Dollars, Except Per Share Data)

	Historical			Acquisition
				Accounting		Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
Revenue	$1,279,509	$1,212,905	$29,905	$(38,159)	A, K	$2,484,160

Costs of providing services:
Salaries and employee benefits	787,751	847,003	84	76,553	L, M	1,711,391
Professional and subcontracted services	91,947	137,148	841	—		229,936
Occupancy, communications and other	54,529	50,890	—	3,306	J	108,725
General and administrative expenses	131,258	135,032	10,751	(21,407)	A, H	255,634
Depreciation and amortization	55,265	29,348	—	17,924	I, N	102,537
Transaction and integration expenses	—	—	—	49,697	F	49,697

	1,120,750	1,199,421	11,676	126,073		2,457,920

Income (loss) from operations	158,759	13,484	18,229	(164,232)		26,240

Income (loss) from affiliates	6,398	(6,542)	—	(10,182)	C	(10,326)
Interest income	1,647	4,485	3,974	(2,875)	D	7,231
Interest expense	(2,181)	(2,846)	—	(5,225)	E, G	(10,252)
Other non-operating income	3,466	13,854	—	—		17,320

Income before income taxes	168,089	22,435	22,203	(182,514)		30,213

Provision for income taxes	52,355	36,257	7,764	(70,734)	O	25,642

Net income (loss)	115,734	(13,822)	14,439	(111,780)		4,571

Less: Net income attributable to noncontrolling interests	432	$—	$—	3,919	B	4,351

Net income attributable to controlling interests	$115,302	$(13,822)	$14,439	$(115,699)		$220

Earnings per share:
Net income — Basic	$2.70					$0.00

Net income — Diluted	$2.69					$0.00

Weighted average shares of common stock, basic (000)	42,705					76,422

Weighted average shares of common stock, diluted (000)	42,869					76,565

Pro Forma Financial Information for the Three and Nine Months Ended
March 31, 2010 Compared to the Three and Nine Months Ended March 31, 2009
Towers Watson pro forma revenue for the third quarter of fiscal year 2010 was $804.0 million, an increase of $4.5 million, or less than one percent, from $799.5 million in the third quarter of fiscal year 2009.
The average exchange rate used to translate the revenue earned in British pounds sterling increased to 1.5643 for the third quarter ended March 31, 2010 from 1.4437 for the third quarter ended March 31, 2009, and the average exchange rate used to translate the revenue earned in Euros increased to 1.3830 for the third quarter ended March 31, 2010 from 1.3184 for the third quarter ended March 31, 2009. Constant currency, a non-generally accepted accounting principle method, is calculated by translating prior year revenue at the current year average exchange rate and is provided to aid in the understanding of analysis without the impact of foreign currency.
The fluctuations in the segment revenue for the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009, are as follows:
•	Benefits revenue for the third quarter of fiscal year 2010 was $469.9 million, a $6.5 million, or 1 percent, increase compared to pro forma revenue for the third quarter of fiscal year 2009. On a pro forma, constant currency basis revenue decreased 2 percent due to declines in Retirement and in Technology and Administration Solutions which were partially offset by an increase in Health and Group Benefits. Retirement performed as expected in the current economic cycle. Technology and Administration Solutions had lower revenue in the quarter due to a larger deferral of revenue to subsequent quarters due to new project implementations in the United States compared to the third quarter of fiscal year 2009. In March, Congress enacted comprehensive health care reform legislation which is complex and contains numerous provisions which take effect between 2010 and 2014. The Health and Group Benefits group is positioned to assist clients in evaluating the new legislation and to optimize performance of their health benefit plans.

•	Risk and Financial Services revenue for the third quarter of fiscal year 2010 was $191.1 million, a $1.7 million, or 1 percent, decrease compare to pro forma revenue for the third quarter of fiscal year 2009. Risk and Financial Services pro forma, constant currency revenue for the third quarter of fiscal year 2010 decreased 5 percent compared to the third quarter of fiscal year 2009. The revenue decrease in Risk Consulting and Software was partially offset by pro forma, constant currency increases of 8.3 percent in Investment Consulting and 4.7 percent in Brokerage. Risk Consulting and Software due to decreases in project activity decreases in all geographic regions. Investment Consulting increases are supported by increases in implemented consulting activities and in strategy projects. Brokerage business is experiencing growth from new clients and strong renewal rates. The Risk and Financial Services segment pairs its reinsurance brokerage services with strong analytic capabilities and creates opportunities for clients seeking a more comprehensive approach to risk and capital management.

•	Talent and Rewards Group revenue for the third quarter of fiscal year 2010 was $122.6 million. Talent and Rewards Group pro forma, constant currency revenue for the third quarter of fiscal year 2010 decreased 2.2 percent compared to the third quarter of fiscal year 2009. Rewards, Talent and Communication decreased due to less project activity in all regions. Data, Surveys and Technology increased due to data services increases in North America. Excluding the legacy Towers Perrin ERP business, which was sold in April 2009, pro forma, constant currency revenue for the third quarter of fiscal year 2010 decreased 4 percent.
Towers Watson pro forma revenue for the nine months ended March 31, 2010 was $2.4 billion, a decrease of $53.2 million, or 2 percent, from $2.5 billion in the nine months ended March 31, 2009.

The average exchange rate used to translate the revenue earned in British pounds sterling decreased to 1.6086 for the nine months ended March 31, 2010 from 1.6479 for the nine months ended March 31, 2009, and the average exchange rate used to translate the revenue earned in Euros increased to 1.4231 for the nine months ended March 31, 2010 from 1.3821 for the nine months ended March 31, 2009. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
The increases in the segment revenue for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 are as follows.
•	Benefits revenue was $1.4 billion for the first three quarters of fiscal year 2010. Benefits pro forma, constant currency revenue increased $16.0 million, or 1 percent, compared to the first three quarters of fiscal year 2009. On a pro forma, constant currency basis revenue increased due to an increase in Health and Group Benefits.

•	Risk and Financial Services revenue was $413.3 million for first three quarters of fiscal year 2010. Risk and Financial Services pro forma, constant currency revenue for the third quarter of fiscal year 2010 decreased 5 percent compared to the first three quarters of fiscal year 2009. The revenue decrease in Risk Consulting and Software was partially offset by pro forma, constant currency, increases in Investment Consulting and Brokerage.

•	Talent and Rewards Group revenue was $557.3 million for the first three quarters of fiscal year 2010. Talent and Rewards Group pro forma, constant currency, revenue for the third quarter of fiscal year 2010 decreased 12 percent compared to the third quarter of fiscal year 2009.
Salaries and Employee Benefits.
Salaries and employee benefit expenses for the third quarter of fiscal year 2010 were $537.7 million compared to $567.3 million for the third quarter of fiscal year 2009, a decrease of $29.6 million or 5.2 percent. On a constant currency basis, salaries and employee benefits decreased approximately 8.0 percent. The decrease, inclusive of currency, was principally due to a decrease in base salary expense resulting from a 2 percent reduction in headcount, and a decrease in discretionary compensation expense, partially offset by increases in pension and vacation expenses. As a percentage of revenue, salaries and employee benefits decreased to 66.9 percent from 71.0 percent.
Salaries and employee benefit expenses for the first nine months of fiscal year 2010 were $1.67 billion compared to $1.71 billion for the first nine months of fiscal year 2009, a decrease of $43.5 million or 2.5 percent. On a constant currency basis, salaries and employee benefits decreased approximately 3.9 percent. The decrease, inclusive of currency, was principally due to a decrease in base salary expense and other employee benefits expense resulting from an 8 percent reduction in headcount, partially offset by an increase in discretionary compensation and pension expenses. As a percentage of revenue, salaries and employee benefits decreased to 68.6 percent from 68.9 percent.
Professional and Subcontracted Services.
Professional and subcontracted services expenses for the third quarter of fiscal year 2010 were $52.1 million compared to $69.3 million for the third quarter of fiscal year 2009, a decrease of $17.2 million or 24.8 percent. On a constant currency basis, professional and subcontracted services decreased approximately 30.5 percent. The decrease, inclusive of currency, was mainly due to a decreased use of external service providers as well as a decrease in reimbursable expenses incurred on behalf of clients, which is primarily attributable to the current economic environment. As a percentage of revenue, professional and subcontracted services decreased to 6.5 percent from 8.7 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2010 were $181.9 million, compared to $229.9 million for the first nine months of fiscal year 2009, a decrease of $48 million or 20.9 percent. On a constant currency basis, professional and subcontracted services decreased approximately 30.4 percent. The decrease, inclusive of currency, was principally due to a decrease in external service providers and reimbursable expenses incurred on behalf of clients, which is primarily attributable to the current economic environment. As a percentage of revenue, professional and subcontracted services decreased to 7.5 percent from 9.3 percent.
Occupancy.
Occupancy expense for the third quarter of fiscal year 2010 was $35.7 million compared to $35.9 million for the third quarter of fiscal year 2009, a decrease of $0.2 million or 0.6 percent. On a constant currency basis, occupancy decreased approximately 1.1 percent. As a percentage of revenue, occupancy expense decreased to 4.4 percent from 4.5 percent.
Occupancy expense for the first nine months of fiscal year 2010 was $111.0 million compared to $108.7 million for the first nine months of fiscal year 2009, an increase of $2.3 million or 2.1 percent. On a constant currency basis, occupancy expense increased approximately 2.6 percent. The increase, inclusive of currency, was the result of entering into new leases during the third quarter of fiscal year 2009. As a percentage of revenue, occupancy expense increased to 4.6 percent from 4.4 percent.
General and Administrative Expenses.
General and administrative expenses for the third quarter of fiscal year 2010 were $70.0 million, compared to $76.4 million for the third quarter of fiscal year 2009, a decrease of $6.4 million or 8.4 percent. On a constant currency basis, general and administrative expenses decreased approximately 18.9 percent. The decrease, inclusive of currency, was mainly due to decreases in travel expense, promotion expense, repairs and maintenance expense, and recognized foreign exchange gains primarily related to derivatives hedging our U.S. dollar exposure related to our U.K. reinsurance business. As a percentage of revenue, general and administrative expenses decreased to 8.7 percent from 9.6 percent.
General and administrative expenses for the first nine months of fiscal year 2010 were $189.0 million, compared to $255.6 million for the first nine months of fiscal year 2009, a decrease of $66.7 million or 26.1 percent. On a constant currency basis, general and administrative expenses decreased approximately 29.7 percent. The decrease, inclusive of currency, was mainly due to decreases in professional liability expense as a result of a reduction in reserves for specific claims, travel expense, recognized foreign exchange gains primarily related to derivatives hedging our U.S. dollar exposure related to our U.K. reinsurance business, promotion expense, and professional development expense. As a percentage of revenue, general and administrative expenses decreased to 7.8 percent from 10.3 percent.
Depreciation and Amortization.
Depreciation and amortization expense for the third quarter of fiscal year 2010 was $32.8 million, compared to $33.0 million for the third quarter of fiscal year 2009, a decrease of $0.2 million or 0.6 percent. On a constant currency basis, depreciation and amortization expense decreased approximately 3.4 percent. As a percentage of revenue, depreciation and amortization expenses remained at 4.1 percent for both periods.
Depreciation and amortization expense for the first nine months of fiscal year 2010 was $99.5 million, compared to $102.5 million for the first nine months of fiscal year 2009, a decrease of $3.0 million or 2.9 percent. On a constant currency basis, depreciation and amortization expense decreased approximately 6.8 percent. The decrease, inclusive of currency, was principally due to a decrease in depreciation of fixed assets, partially offset by an increase in depreciation of internally developed software. As a percentage of revenue, depreciation and amortization expenses were consistently 4.1 percent for the three and nine months ended March 31, 2010 and 2009.

Transaction and Integration Expenses.
Transaction and integration expenses incurred related to the Merger were $24.4 million and $49.7 million for the third quarter and first nine months of fiscal year 2010 and 2009, respectively.
Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and IT integration expenses. As a percentage of revenue, transaction and integration expenses were 3 percent for the third quarter and 2 percent for the nine months of fiscal year 2010 and 2009.
(Loss) Income From Affiliates.
Loss from affiliates for the third quarter of fiscal year 2010 was $1.0 million compared to income of $0.4 million for the third quarter of fiscal year 2009, a decrease of $1.4 million.
Affiliate loss for the first nine months of fiscal year 2010 was $1.0 million compared to a loss of $10.3 million for the first nine months of fiscal year 2009, an improvement of $9.3 million. Affiliate loss during the nine months ended March 31, 2009 included the loss associated with the sale of an investment by Towers Perrin in June 2009. Affiliate loss during the nine months ended March 31, 2010 includes our share of Dubai’s losses as well as an asset write down of an equity affiliate.
Interest Expense.
Interest expense for the third quarter of fiscal year 2010 was $2.3 million, compared to $3.1 million for the third quarter of fiscal year 2009. Interest expense for the first nine months of fiscal year 2010 was $8.0 million, compared to $10.3 million for the first nine months of fiscal year 2009. The decrease in both periods was principally due to the downward fluctuation in Libor rates.
Interest Income.
Interest income for the third quarter of fiscal year 2010 was $1.2 million, compared to $2.1 million for the third quarter of fiscal year 2009. Interest income for the first nine months of fiscal year 2010 was $3.5 million, compared to $7.2 million for the first nine months of fiscal year 2009. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Other Non-Operating Income.
Other non-operating income for the third quarter of fiscal year 2010 was $0.7 million, compared to $4.5 million for the third quarter of fiscal year 2009. Other non-operating income for the first nine months of fiscal year 2010 was $8.9 million, compared to $17.3 million for the first nine months of fiscal year 2009. The decrease in both periods was principally due to contingent payments received in fiscal year 2009 from an investment that was sold in June 2009, in addition to other contingent payments received.
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the three and nine month periods ended March 31, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009 and 2008, respectively. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future. The following sections of this quarterly report are on actual results of the business and do not contain pro forma information.

Liquidity and Capital Resources
Towers Watson’s cash and cash equivalents at March 31, 2010 totaled $475.0 million, compared to $209.8 million at June 30, 2009. The increase in cash from June 30, 2009 to March 31, 2010 was principally attributable to the $628.3 million in cash balances acquired from recording Towers Perrin’s cash assets in connection with the Merger less consideration payments of $200.0 million as a result of the Merger and payments during fiscal year 2010 of $496.1 million of discretionary compensation. The discretionary compensation payout consists of Watson Wyatt’s bonus related to both the fiscal year ended June 30, 2009 and the six month period ended December 31, 2009, as well as Towers Perrin’s bonus for calender year 2009. Towers Watson also paid $48.8 million in corporate taxes, $11.5 million in capital expenditures and $9.6 million in dividends during the first nine months of fiscal year 2010. These outflows of cash were funded by cash balances acquired from Towers Perrin.
As more fully discussed in a Schedule TO, expected to be filed with the Securities Exchange Commission by the Company on the date hereof, or shortly hereafter, the Company intends to repurchase up to $200 million of shares of Class B-1 Common Stock, in exchange for Company notes due in March 2012.
Consistent with the Company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The Company believes that it has sufficient resources to fund operations beyond the next twelve months.
The non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2010, $229.0 million of Towers Watson’s total cash balance of $475.0 million was held outside of the United States, which it has the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
Included in cash balances, is $229.9 of cash consisting of $76.8 million of cash from the consolidated balance sheet of PCIC which is available for payment of professional liability claims reserves and $153.1 million of cash from the consolidated balance sheet of Towers Perrin which is available for payment of reinsurance premiums on behalf of reinsurance clients.
Under the terms of the business combination between Watson Wyatt and Watson Wyatt LLP, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners. If the assets of the trust are not used by 2017, they will be returned to the Company. As of March 31, 2010, we maintained $5.2 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on the consolidated balance sheet.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2010, at appreciated U.S. dollar rates compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash Flows (Used in)/From Operating Activities.
Cash flows used in operating activities for the first nine months of fiscal year 2010 was $189.6 million, compared to cash flows from operating activities of $83.9 million for the first nine months of fiscal year 2009. The difference is primarily attributable to lower net income attributable to controlling interests, an increase in billed and unbilled receivables and the payment of twelve months of bonuses to former associates of Towers Perrin’s and six months of bonuses to former associates of Watson Wyatt.
The allowance for doubtful accounts increased $5.7 million from June 30, 2009 to March 31, 2010, primarily related to the Merger. The number of days of accounts receivable increased to 71 at March 31, 2010 compared to 62 at June 30, 2009.

Cash Flows Used in Investing Activities.
Cash flows from investing activities for the first nine months of fiscal year 2010 was $485.7 million, compared to $43.3 million of cash flows used in investing activities for the first nine months of fiscal year 2009. The difference can be primarily attributed to Towers Perrin’s and PCIC’s cash balances acquired in the Merger less cash consideration paid in connection with the Merger of $200.0 million.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for the first nine months of fiscal year 2010 was $24.7 million, compared to cash flows used in financing activities of $41.9 million for the first nine months of fiscal year 2009. This change is primarily attributable to the repurchase of $34.9 million of Towers Watson’s common stock in the first nine months of fiscal year 2010, compared to $77.4 million of repurchases of common stock during the same period in fiscal year 2009, partially offset by borrowings under the credit facility of $15.4 million in the first nine months of fiscal year 2010 compared to borrowings of $40.2 million in the first nine months of fiscal year 2009.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of June 30, 2009
		Less than 1
Contractual Cash Obligations (in thousands)	Total	year	1-3 years	3-5 years	Thereafter
Lease Commitments	$640,350	36,764	278,866	158,401	166,319

Total	$640,350	36,764	278,866	158,401	166,319

Operating Leases: We lease office space, furniture, cars and selected computer equipment under operating lease agreements with terms typically ranging from one to ten years. The Company has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. As a result of the Merger, the exercise of determining the fair value of the operating lease obligations of Towers Perrin resulted in revaluing the lease obligations based on current market rates.
Pension Contributions. Remaining contributions to Towers Watsons’ various pension plans for fiscal year 2010 are projected to be approximately $5.9 million.
Subordinated Notes due January 2011: On December 30, 2009, in connection with the Merger and the Class R Elections, Towers Watson entered into the Indenture with the Trustee, for the issuance of Towers Watson Notes in the aggregate principal amount of $200 million. The Towers Watson Notes were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0 percent, and will mature on January 1, 2011. The Indenture contains limited operating covenants, and obligations under the Towers Watson Notes are subordinated to the Company’s obligations under the Senior Credit Facility (as defined below) on the terms set forth in the Indenture.
Towers Watson Senior Credit Facility: On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility will bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5 percent of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65 percent of the voting stock and 100 percent of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

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
As of March 31, 2010, Towers Watson had $15.0 million of borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility: As of March 31, 2010, Towers Watson had standby letters of credit totaling $21.2 million to guarantee payment to a beneficiary in the event that it fails to meet its financial obligations to the beneficiary. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility: Towers Perrin Foster and Crosby, Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.6 million). As of March 31, 2010, a total of BRL 5.0 million ($2.8 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.6 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the Company believes that the likelihood of future usage is remote.
Towers Watson also has $2.5 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Risk Management
As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance includes a self-insured retention of $1 million per occurrence, and covers professional liability claims of the Company and its subsidiaries, including the cost of defending such claims. Prior to the merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per claim, which policies remain in force subsequent to the Merger through June 30, 2010. We reserve for contingent liabilities based on ASC 450, “Contingencies” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of all pending claims, we will not incur material costs.
Our professional liability insurance coverage, beyond our self-insured retention has been written by PCIC, an affiliated captive insurance company owned by Watson Wyatt, Towers Perrin and a non-affiliated company, with $25 million of reinsurance attaching at $26 million provided by various other commercial insurance carriers. In addition, both legacy companies carried excess insurance above $51 million. Since losses for each member firm that are incurred by PCIC below $26 million per claim and in the aggregate are not covered by reinsurance, but are retained by PCIC, pre-Merger reserve adjustments and actual outcomes of specific claims of any PCIC member firm carried through into Watson Wyatt’s financial results as income or loss from affiliates through its 36.43 percent ownership of PCIC.

Towers Watson’s ownership interest in PCIC is 72.86 percent post-Merger, as a result, PCIC’s results of operations are consolidated into Towers Watson’s results of operations. Although the PCIC insurance policies for fiscal year 2010 will continue to cover professional liability claims above a $1 million per claim self-insured retention (“SIR”), the consolidation of PCIC will effectively net PCIC’s premium income against Towers Watson’s premium expense for the first $25 million in loss above the SIR for each legacy company. Accordingly, the impact of PCIC’s reserve development may result in fluctuations in Towers Watson’s earnings.
PCIC will cease issuing insurance policies effective July 1, 2010 and will at that time enter into a run-off mode of operation. The Company has established a new wholly-owned captive insurance company, Stone Mountain Insurance Company (“Stone Mountain”), through which it will obtain similarly structured insurance effective July 1, 2010.
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
Our agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations. If these circumstances were to occur, the Company would record a liability at the time it becomes probable and reasonably estimable.
The Company provides for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. The Company uses actuarial assumptions to estimate and record its IBNR liability and as of March 31, 2010, Towers Watson had a $145.5 million IBNR liability balance.
As stated above, commencing July 1, 2010, Towers Watson will obtain primary insurance for errors and omissions professional liability risks from Stone Mountain. Stone Mountain will provide the Company with $50 million of coverage per claim and in the aggregate on a claims-made basis. Stone Mountain intends to secure reinsurance for coverage provided $25 million in excess of the $25 million retained layer. Stone Mountain intends to issue a policy of insurance substantially similar to the policy issued by PCIC.
Insurance market conditions for our industry and the Company have varied in recent years, but the long-term trend has been increasing premium cost. Although the market for insurance is presently robust, trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of professional liability risk and financial difficulties which have, over the past two years, been faced by several longstanding E&O carriers are anticipated to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.
In light of increasing litigation worldwide, including litigation against professionals, the Company has a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements. Certain contractual provisions designed to mitigate risk may not be legally enforceable in litigation involving breaches of fiduciary duty or certain other alleged errors or omissions, or in certain jurisdictions. We may incur significant legal expenses in defending against litigation. With the exception of our reinsurance business, nearly 100 percent of the Company’s U.S. and U.K. corporate clients have signed engagement letters including some if not all of our preferred risk mitigation clauses, and processes to maintain that protocol in the United States and the United Kingdom and complete it elsewhere are underway.

Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 - Retirement Benefits; Note 6 – Goodwill and Intangible Assets; Note 10 – Restricted Shares; Note 13 – Commitments and Contingent Liabilities; Note 15 – Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	recently implemented SEC rules concerning disclosure on compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to conduct a successful tender offer for Class B-1 common stock in exchange for unsecured subordinated notes, and to otherwise successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2011;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;
and other factors identified under “Risk Factors” in Towers Watson’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the SEC on December 23, 2009; as updated in Towers Watson’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed with the SEC on February 8, 2010; and as discussed under “Risk Factors” in Watson Wyatt’s 2009 Annual Report on Form 10-K filed with the SEC on August 14, 2009. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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
Foreign Currency Risk
International net revenue result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British Pound, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting in the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. However, management does expect that the control system provides reasonable assurance that its objectives will be met. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 11 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2010.

ITEM 1A.	RISK FACTORS.
Except as described below, there are no material changes from risk factors as previously disclosed in Watson Wyatt’s 2009 Annual Report on Form 10-K (File No. 001-16159), filed on August 14, 2009; and in Towers Watson’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 333-161705), filed on December 23, 2009 as updated in Towers Watson’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed with the SEC on February 8, 2010. We urge you to read all of the risk factors contained in such reports.
•	Effective in February 2010, the SEC implemented new rules with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation, some clients of Towers Watson have decided to terminate their relationships with the Company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. Additional clients of Towers Watson may decide to terminate their relationships with Towers Watson, and as a result, Towers Watson’s business, financial condition and results of operations could be materially adversely impacted.

In addition, due in part to such regulation, some Towers Watson consultants have terminated their relationships with the Company, and some have indicated that they intend to compete with Towers Watson. Such talent migration, and any future such talent migration, could have a material adverse effect on Towers Watson’s business.
•	As previously described in Towers Watson’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, a putative class action lawsuit was filed by certain former shareholders of Towers Perrin against Towers Perrin and certain of its officers and directors (the “Dugan Action”). Since that time, two additional lawsuits have been filed against the same defendants — one by four former shareholders who are proceeding in their individual capacities (the “Allen Action”) and one by a former shareholder who seeks to represent a proposed class of an alleged 50 additional former shareholders who are not included in the proposed class in the Dugan Action (the “Pao Action”). Plaintiffs in these additional lawsuits allege the same claims in substantially the same form as those in the Dugan Action. Towers Watson believes that all of the foregoing claims are without merit and intends to vigorously defend the actions. However, Towers Watson could incur significant costs defending against these claims. The outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, the Company’s Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. No shares had been repurchased as of March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of June 26, 2009. (1)

2.2	Amendment No. 1 to Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of October 19, 2009. (1)

3.1	Amended and Restated Certificate of Incorporation of Towers Watson & Co. (2)

3.2	Amended and Restated Bylaws of Towers Watson & Co. (3)

4.2	Indenture, dated as of December 30, 2009, by and between Towers Watson & Co. and Wilmington Trust FSB, as Trustee, and form of Towers Watson Notes. (4)

10.1	Credit Agreement dated as of January 1, 2010, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (5)

10.2	Towers Watson & Co. 2009 Long Term Incentive Plan. (6)

10.3	Form of Transaction Based Compensation Agreement between Towers, Perrin, Forster & Crosby, Inc. (now known as Towers Watson Pennsylvania Inc.) and certain executives. (7)

10.4	Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (8)

10.5	Form of Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (9)

10.6	Form of Transaction Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan. (10)

10.7	Form of Indemnification Agreement with directors and executive officers. (11)

10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K). (12)

10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.). (12)

10.10	Share Purchase Plan 2005 (Spain). (12)

10.11	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme. (12)

10.12	Watson Wyatt Amended and Restated Senior Officer Deferred Compensation Plan. (13)

10.13	Watson Wyatt Amended Voluntary Deferred Compensation Plan for Non-Employee Directors. (14)

Exhibit
Number	Description
21	Subsidiaries of Towers Watson & Co.

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	“Risk Factors” section on Form 10-Q filed by the Registrant on December 23, 2009. (15)

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Registrant with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).

(2)	Incorporated by reference to Exhibit 4.1 to the Form 8-A filed by the Registrant on January 4, 2010.

(3)	Incorporated by reference to Exhibit 3.4 to the Joint Proxy Statement/Prospectus.

(4)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on January 4, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 4, 2010.

(6)	Incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus.

(7)	Incorporated by reference to Exhibit 10.4 to the Joint Proxy Statement/Prospectus.

(8)	Incorporated by reference to Exhibit 10.5 to the Joint Proxy Statement/Prospectus.

(9)	Incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus.

(10)	Incorporated by reference to Exhibit 10.7 to the Joint Proxy Statement/Prospectus.

(11)	Incorporated by reference to Exhibit 10.8 to the Joint Proxy Statement/Prospectus.

(12)	Incorporated by reference from Watson Wyatt Worldwide Inc., Form 10-K filed on September 1, 2006.

(13)	Incorporated by reference to Exhibit 10.11 to the Joint Proxy Statement/Prospectus.

(14)	Incorporated by reference to Exhibit 10.12 to the Joint Proxy Statement/Prospectus.

(15)	Incorporated by reference to Exhibit 99.1 to the Form 10-Q filed by the Registrant on December 23, 2009.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co. (Registrant)
/s/ John J. Haley		May 17, 2010
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 17, 2010
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Peter L. Childs		May 17, 2010
Name:	Peter L. Childs	Date
Title:	Principal Accounting Officer