Form 10-K
period 2010-06-30
Towers Watson & Co.
filed 2010-09-07
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-34594
TOWERS WATSON & CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0676603 (I.R.S. Employer Identification No.)
875 Third Avenue, New York, NY 10022
(Address of principal executive offices) (Zip Code)
(212) 725-7550
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $0.01 par value	New York Stock Exchange and NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,001,914,497 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2009.
As of August 30, 2010 there were 42,980,157 outstanding shares of Class A common stock and 4,210,088 of Restricted Class A common stock at a par value of $0.01 per share; 10,530,853 outstanding shares of Class B-1 common stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-2 common stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-3 common stock at a par value of $0.01; and 5,369,043 outstanding shares of Class B-4 common stock at a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after June 30, 2010, the end of Towers Watson’s fiscal year, are incorporated by reference into Parts II and III of this Annual Report.

TOWERS WATSON & CO.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2010

Special Note Regarding Forward-Looking Statements
This Annual Report contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings expected to result from the merger of Towers Perrin and Watson Wyatt, as well as statements contained in sections such as: Note 10, “Retirement Benefits”; Note 5, “Goodwill and Intangible Assets”; Note 15, “Income Taxes”; Note 11, “Debt, Commitments and Contingent Liabilities”; and Note 13, “Restricted Stock” of the notes to the consolidated financial statements included in Item 15 of this Annual Report; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part I, Item 3 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. We undertake no obligation to update any of the forward-looking information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise.
PART I
Item 1. Business.
The Company
Towers Watson & Co. (referred herein as “Towers Watson”, “company”, “us”, “we”, or “Towers Watson & Co.”) is a leading global professional services firm focused on providing consulting and other professional services related to employee benefits, human capital and risk and financial management. We provide advisory services on critical human capital management issues to help our clients effectively manage their costs, talent and risk. We offer our clients comprehensive services across three business segments, Benefits, Risk and Financial Services and Talent and Rewards, through a strong talent pool of approximately 12,750 full-time associates across 34 countries. Our professional staff are trusted advisors and experts in their fields and include over 2,480 fully accredited actuaries. Towers Watson was formed on January 1, 2010, from the merger of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that trace their roots back more than 100 years.
We help our clients enhance business performance by improving their ability to attract, retain, and motivate employees and to manage and mitigate risk. We focus on delivering consulting services and technology solutions to help organizations anticipate, identify and capitalize on emerging opportunities in benefits and human capital management. We also provide independent advice and risk management solutions to insurance companies and corporate clients, as well as investment advice to help our clients develop disciplined and efficient strategies to manage risk and meet their investment goals.
Our target market is generally large, multi-national and domestic companies, with additional focus on the insurance industry. Our clients include many of the world’s leading corporations, including approximately 85% of the Fortune Global 500 companies, 84% of the Fortune 1000, 76% of the FTSE and 100% of the Dax 30. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.
The Merger
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt and Towers Perrin combined their businesses through two simultaneous mergers (the “Merger”) and became wholly owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc., and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this discussion.

Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals,” generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56% of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s chief executive officer became the chief executive officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of the new registrant, Towers Watson, and are presented in this filing. Towers Watson’s consolidated financial statements as of and for the fiscal year ended June 30, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.
Access to Public Filings, Code of Business Conduct and Ethics and Board Committee Charters
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our web site (www.towerswatson.com) or the Securities and Exchange Commission (“SEC”) web site (www.sec.gov), as soon as reasonably practicable after they are filed electronically with the SEC. We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principal executive officer, other officers and members of senior management. We also have a Code of Business Conduct and Ethics that applies to all of our directors. Both codes are posted on our website, and any amendments to the codes or any waivers of their requirements will be disclosed on our website. Towers Watson’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Risk Committee all operate pursuant to written charters adopted by our board of directors. We have also adopted a set of Corporate Governance Guidelines, copies of which are available on our website. Copies of all these documents are also available, without charge, from our Investor Relations Department at 901 N. Glebe Road, Arlington, VA 22203.
Business Overview
As leading economies worldwide become more service-oriented and interconnected, effective human resources, financial and risk management are increasingly becoming a source of competitive advantage for companies and other organizations. Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, expectations for innovation and quality enhancements, skill shortages in selected areas, and an aging population in many developed countries have increased employers’ focus on attracting and retaining talented employees. Further, employers are focused on achieving productivity improvements and effectively managing the overall size and volatility of their labor costs. The growing demand for employee benefits and human capital management services is directly related to the size, complexity and rapid changes associated with the effective design, financial management and administration of human resources programs.
The Benefits segment is our largest segment. This segment provides benefits consulting and administration services through four primary lines of business. Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation issues for our clients and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. The Benefits segment contributed approximately 64% of revenue during the fiscal year ended June 30, 2010.
The Risk and Financial Services segment, our second largest segment, has three primary lines of business. Risk Consulting and Software provides the insurance industry with consulting and industry-specific software solutions that range from asset-liability modeling and product development to economic capital aggregation and allocation. Reinsurance and Insurance Brokerage principally provides reinsurance brokerage services. Investment Consulting and Solutions provides investment strategy consulting and solutions for institutional investors, primarily to defined benefit and defined contribution pension plans. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of the insurance industry and industry demands for these services, such as reinsurance brokerage. The Risk and Financial Services segment contributed approximately 21% of revenue during the fiscal year ended June 30, 2010.
The Talent and Rewards segment has three primary lines of business. Executive Compensation advises our clients’ management and boards of directors on executive pay and incentive programs. Rewards, Talent and Communication provides consulting on a number of issues facing employers including employee rewards (pay and incentives), talent management, employee communication and change management. Data, Surveys and Technology provides data, analytics, consulting and technology solutions, such as compensation and human capital benchmarking data, employee opinion surveys, and reward administration and talent management technology, to help employers more effectively manage their employees and human resources programs. The revenues in this segment are largely comprised of project-based work from a stable client base. The Talent and Rewards segment contributed approximately 15% of revenue during the fiscal year ended June 30, 2010.

Our company is recognized for our thought leadership and proprietary industry content. Our insights, derived from our extensive research across these three segments, are a core part of our brand identity and are widely cited by many major news outlets such as The Wall Street Journal in the United States and Asia, The New York Times, the Financial Times, BBC News and CNBC . We also produce proprietary studies and white papers on topics such as employee attitudes toward the workplace, executive pay trends, health care quality and costs, the impact of enterprise risk management on business performance and strategies for managing pension risk and investments. Our research on changing demographics in major economies is helping companies prepare for the impact of these changes on costs, productivity and the ability to attract and retain talented employees.
While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. This capability includes communication and change management implementation support services.
Principal Services
Our global operations include three segments: Benefits, Risk and Financial Services, and Talent and Rewards. The percentages of revenue generated in the various groups are as follows:

	Year ended June 30,
	2010	2009	2008
Benefits	64%	69%	69%
Risk and Financial Services	21	17	17
Talent and Rewards	15	14	14

Total Segment Revenue	100%	100%	100%

For more information about our operating segments, see Note 16, “Segment Information”, of the notes to the consolidated financial statements included in Item 15 of this Annual Report.
Benefits Segment
The Benefits segment is our largest segment with over 6,000 associates. The Benefits segment generated approximately 64% of revenue for the fiscal year ended June 30, 2010. This segment has grown through business combinations as well as strong organic growth. It helps clients create and manage cost-effective benefits programs that help them attract, retain and motivate a talented workforce.
The lines of business within the Benefits segment are:
•	Retirement;

•	Health and Group Benefits;

•	Technology and Administration Solutions; and

•	International Consulting Group.
     Retirement
Our retirement consulting, which comprises a substantial portion of the Benefits segment’s revenue and profit, supports organizations worldwide in designing, managing, and administering all types of retirement plans. We are one of the world’s leading advisors on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans, including design, funding and risk management strategies. We also help our clients assess the effects of changing workforce demographics on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.
Our professional staff are named actuaries for many of the world’s largest retirement plan sponsors. Towers Watson provides actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the United States, we provide actuarial services to three of the four largest corporate-sponsored defined benefit plans (based on total pension plan assets), and in the United Kingdom, we are advisor to almost half of the 100 largest corporate pension funds. Additionally, we have market-leading positions in Canada, Germany and the Netherlands. We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers—including those that continue to offer defined benefit plans and those that are reexamining their retirement benefits strategies. For those clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.

Our retirement consulting services include:
•	Retirement strategy and plan design;

•	Actuarial services and related support;

•	Retirement financial management;

•	Settlement solutions;

•	Compliance and governance strategies;

•	Risk management; and

•	Defined contribution solutions.
Much of our recent consulting with clients relates to managing risk and cost volatility, various regulatory changes (global accounting reform and United States and European pension funding legislation), and a broad-based desire on the part of many employers to revisit their retirement design approach. We use in-depth data and analytics to provide perspective on the overall environment and to help our clients with their design decisions. We have tracked the retirement designs of the largest public companies around the world over many years, providing clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution designs.
To further enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases that enable our clients to track and benchmark benefit plan provisions. Retirement typically lags reduction in discretionary spending compared to the other segments, mainly due to ongoing regulatory requirements for our clients. Our retirement consulting relationships are generally longer term in nature and client retention rates are high. Revenue for the retirement practice is seasonal, with most of the work we perform falling around calendar year end reporting and compliance requirements, as clients complete their pension plan valuations; thus, the third quarter of our fiscal year is seasonally strongest. Major revenue growth drivers in this practice include changes in regulations, economic uncertainty, increased global demand and increased market share.
     Health and Group Benefits
Through our second largest line of business in the Benefits segment, Health and Group Benefits, we provide plan management consulting across the full spectrum of health and group benefits programs, including health, dental, disability, life and other coverage. We also advise clients on emerging issues specific to their interests and needs, including the impact of health care reform legislation on their plan strategy and related health plan changes, and the implementation and monitoring of innovative new programs such as wellness or care management. Clients seek our evidence-based, practical solutions to improve employee health, satisfaction and productivity while minimizing costs.
Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status. Our health and group benefits consulting services help clients provide health and welfare benefits to attract and retain qualified employees and enhance the health and productivity of their workforce.
In the United States, the enactment of health care reform legislation has prompted employers to reevaluate their health plan strategies in light of expanded coverage requirements and new tax considerations. Also, given continued above-inflation increases in health care costs, employers are seeking new and proven solutions for managing plan costs and engaging members. An increasing number of employers are adopting consumer-oriented health care approaches that encourage employees and retirees to participate more actively in health care buying decisions. These models put employees in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wiser health purchasing decisions.
We believe we have one of the strongest networks in the health and group benefits consulting business. We manage numerous collective purchasing initiatives (e.g., pharmacy, retiree health) that enable employers to achieve greater value from third-party service providers than they can realize on their own. Our approach to health and group benefits consulting emphasizes health and productivity, pharmacy, provider quality, effective communication, and data and metrics.

Our global services include:
•	Program strategy, design and pricing;

•	Health condition management consulting;

•	Pharmacy benefit management consulting;

•	Workforce well-being evaluation and wellness and health promotion consulting;

•	Performance measurement and monitoring;

•	Development of funding strategies and forecasting, budgeting and reserve setting;

•	Vendor evaluation, selection and management; and

•	Claims audits and pre- and post-implementation audits.
     Technology and Administration Solutions
Our Technology and Administration Solutions line of business, the third largest within the Benefits segment, provides benefits outsourcing services to hundreds of clients across multiple industries. Our world-class solutions are supported by our technology systems, including our BenefitConnect system in the United States, and our dedicated, regional service centers.
Supporting more than six million plan participants, we provide:
•	Pension and retirement plan administration; and

•	Health and welfare administration.
We have a 30-year track record of success in benefits outsourcing. We provide clients with three distinct delivery model options to help meet the needs of employers of all types, ranging from a full outsourcing option to co-sourcing along with our clients’ internal benefits departments to providing system support only.
In the United States, we are a top-tier benefits outsourcing provider and a market leader for co-sourced defined benefit administration for organizations with 10,000 or more employees. For retirement administration, BenefitConnect includes case management and administration tools to assist plan sponsors in managing the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their retirement benefits’ future value. For health and welfare administration, BenefitConnect is a customizable, web-based application that combines self-service employee tools with administrative and call-center components to facilitate the administration and management of health and welfare benefits.
In the United Kingdom, we are a leader in retirement administration outsourcing and flexible benefits administration services to the private sector, using highly automated processes and web technology to enable members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources departments with timely management information to monitor activity levels and reduce administration costs. In markets outside the United States with more complex defined contribution arrangements, we have deployed sophisticated defined contribution technology, processes and controls. Our defined contribution administration model in Germany and the United Kingdom leverages web technology and provides clients with “back office” reconciliation, while offering the clients the option to outsource or co-source the front-office operations as needed. Participants can access data allowing them to be self-sufficient in managing their portfolios.
Within the United States, our client retention rates are approximately 94% for the fiscal year ended June 30, 2010.
     International Consulting Group
To help multi-national companies face the challenges of operating in the global marketplace, Towers Watson provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their overseas subsidiaries. Through our global specialists and in cooperation with our local offices worldwide, we help multi-national companies on a range of issues, including: financial, accounting, cost and risk-control solutions for employee benefit plans globally, global actuarial services, and cross-border support for benefit plan consolidation in mergers, acquisitions and divestitures.

Risk and Financial Services Segment
Within the Risk and Financial Services segment, our second largest at approximately 21% of revenue during the fiscal year ended June 30, 2010, we have three lines of business:
•	Risk Consulting and Software;

•	Investment Consulting and Solutions; and

•	Reinsurance and Insurance Brokerage.
The segment is united by an approach to client issues that focuses on risk and capital management. We help companies around the world improve business performance by effectively integrating risk management with their overall financial management framework. We work with a variety of client executives: chief financial officers and treasurers, chief risk officers and senior actuaries, reinsurance buyers, and pension plan sponsors and trustees. Two of our lines of business, Risk Consulting and Software and Reinsurance and Insurance Brokerage, have a particular focus on the insurance industry, while Investment focuses primarily on pension plans. However, all three of our businesses also apply their expertise to serve broader markets.
We believe we can add significant value to our clients by bringing a wider range of Towers Watson products and services to bear in addressing the issues they face. Our RiskCapital Solutions™ reflects this approach, combining risk consulting and software solutions with brokerage to assist insurance executives in more holistically managing their risk management and reinsurance brokerage/risk transfer decision-making. Investment often works with colleagues in our Benefits segment on retirement financial management issues. In the future, we will look for more opportunities to combine our services to respond in innovative ways to client needs.
We have also developed a range of financial modeling software products. Our products bring together innovative actuarial thinking with software expertise to provide comprehensive solutions for our insurance clients to measure value, manage risk and monitor capital adequacy. Our software solutions support a variety of activities, ranging from asset-liability modeling and product development to economic capital aggregation and allocation. These are used internally for consulting projects and licensed to clients around the world.
     Risk Consulting and Software
The largest line of business within Risk and Financial Services, Risk Consulting and Software is primarily focused on the insurance industry. Our associates use deep analytical skills to solve practical business problems facing the insurance industry by applying the latest techniques and software solutions to help our clients improve business performance and create competitive advantage in areas such as financial and regulatory reporting, risk and capital management, mergers and acquisitions, corporate restructuring, and product and market strategies. We are also a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than any other professional services firm.
Through our legacy companies, we pioneered the use of enterprise risk management to help insurance companies identify and control their key risks, enhance risk-adjusted returns and meet strategic objectives. We are a major provider of actuarial valuation and due diligence support for insurance industry mergers, acquisitions and restructurings. We also help our clients value liabilities and economic value for financial reporting and management purposes and we provide other services such as product development, predictive modeling, strategies for entry into new markets, claim consulting and catastrophe modeling. We also help non-insurance entities with risk management issues such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies for their retirement programs to align their risk profile with overall financial objectives.
     Investment Consulting and Solutions
Investment Consulting and Solutions is the second largest line of business within the Risk and Financial Services segment. Our Investment business helps our clients manage investment complexity, establish their risk tolerance and improve governance.
We have one of the industry’s largest investment consulting practices. Our business is focused on creating value for institutional investors, primarily defined benefit and defined contribution pension plans, through independent, best-in-class investment advice. We provide coordinated investment strategy advice— based on expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting and investment manager selection—to some of the world’s largest pension funds and institutional investors.

We have a large investment strategy team with more than 100 investment manager research professionals covering all asset classes from mainstream equities and fixed income to alternative investments, including hedge funds and private equity. With deep specialist expertise in asset management and actuarial science, we provide practical, independent advice tailored to meet the needs of our clients. While Investment clients primarily include defined benefit and defined contribution pension plans, we see significant growth potential in other areas, including insurance company asset management, endowment funds and sovereign wealth funds.
     Reinsurance and Insurance Brokerage
Reinsurance and Insurance Brokerage is the third largest line of business in the Risk and Financial Services segment. Our Brokerage business primarily serves as an intermediary between our clients and the insurance and reinsurance and capital markets. The substantial majority of our business is providing global reinsurance intermediary services and consulting expertise. We maintain trading relationships with more than 200 reinsurers and Lloyd’s underwriters.
We help our clients with reinsurance strategy and program review, claims management and program administration, catastrophe exposure management, contract negotiation and placement, and market security issues. Our integrated approach to risk and capital management helps our clients allocate, use and protect the capital they need to achieve financial objectives.
While most of our clients are insurance companies, our Brokerage business also places insurance programs for corporate clients. We have offices in North America and Europe to serve clients in all the major insurance markets. Our London office places reinsurance for Lloyd’s Syndicates and European insurance companies. In addition, it acts as a correspondent broker, placing reinsurance for North American companies into Lloyd’s of London. Together with Risk Consulting and Software, our Brokerage business has an on-the-ground presence in Bermuda to access and serve this important market.
Talent and Rewards Segment
Our third largest segment, Talent and Rewards, comprises approximately 15% of revenue for the fiscal year ended June 30, 2010 and is focused on three lines of business:
•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
     Executive Compensation
We advise our clients’ management and boards of directors on executive pay programs, including base pay, annual bonus, long-term incentives, perquisites and other benefits. This work includes helping clients understand market practices relative to levels of compensation as well as the design of incentive programs. We also provide clients with executive pay related transactional support associated with various transactions such as mergers, acquisitions, divestitures, executive transitions and business restructuring. We have a global network of executive pay practitioners that allows us to provide comprehensive solutions to our clients. We maintain a number of proprietary databases that provide us with competitive advantage.
     Rewards, Talent and Communication
From this line of business, we provide a broad array of capabilities in designing and implementing human resources programs and processes that touch employees, managers and leaders. Our solutions cut across the employment lifecycle, from attracting and deploying talent to managing and rewarding employees’ performance to developing their skills and providing relevant career paths to help retain and engage them over time.
Our primary practice areas are:
•	Talent Management. We help organizations develop integrated programs and processes to identify clients’ leadership and workforce needs, develop leaders and employees, and provide performance management to align goals and incentives for those employees and leaders with the critical drivers of business performance. Also within this practice, our human resources effectiveness services help clients implement the right human resources structure, service delivery model and staff to meet the needs of both the organization and employees efficiently and effectively.

•	Rewards. We provide the strategy, design and execution support for compensation programs to help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet key business goals. Within this practice, we also have a sales effectiveness and rewards service offering focused on sales force productivity and incentives.

•	Communication and Change Management. We offer deep expertise in change management, organizational effectiveness and communication to support our consulting services and help drive employee engagement and align behavior with business results.
     Data, Surveys and Technology
This line of business combines data, analytics and software to enable more effective management of people and human resources programs. It brings together our capabilities in employee surveys, global databases, and talent management and rewards technology.
This business includes our global compensation databases, employee survey practice, human capital metrics and analytics benchmarking offering, and software applications related to talent, performance and compensation management. These practices generate recurring revenue by leveraging data, technology and a pool of staff resources that can be flexibly deployed.
We have data and tools that our competitors cannot easily match. Our compensation databases cover almost 100 countries across six continents to support global clients wherever they do business. Our employee surveys offer clients access to the world’s largest normative database of employee attitudes and opinions. Our human capital metrics database provides benchmarks on key workforce and human resources measures and analyzes how they link to and drive business performance.
Competition
The human capital management consulting industry is highly competitive. We believe there are significant barriers to entry and we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.
Our principal competitors in the global human resources consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Consulting (an Aon company), which recently announced it will acquire Hewitt Associates, another major competitor. In addition to these firms, the industry includes other benefits and compensation firms and the human resources consulting divisions of diversified professional service firms, such as Deloitte, Accenture and PricewaterhouseCoopers. Beyond these large players, the global human resources consulting industry is highly fragmented.
Our major competitors in the insurance consulting and solutions industry include Milliman, Oliver Wyman (a Marsh & McLennan company) and the big four accounting firms. In the reinsurance brokerage industry, our major competitors are Aon Benfield (an Aon company), Guy Carpenter (a Marsh & McLennan company) and Willis.
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. We believe we compete favorably with respect to these factors.
Employees
We employed approximately 12,750 full-time associates as of June 30, 2010 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers will fluctuate based on short-term demands.

	As of June 30,
	2010	2009
Benefits	6,165	4,255
Risk and Financial Services	2,030	985
Talent and Rewards	1,990	1,035
Other	215	225
Business Services (incl. corporate and field support)	2,350	1,200

Total associates	12,750	7,700
Our associates are not subject to collective bargaining agreements, except in four countries: Brazil, Germany, Belgium and the Netherlands. Associates subject to collective bargaining agreements comprise less than one percent of our workforce and we believe relations between management and associates are good.

Item 1A — Risk Factors
In addition to the factors discussed elsewhere in this Annual Report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us may also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted.
If we are not able to successfully integrate the operations of Towers Perrin and Watson Wyatt, we may fail to realize the anticipated growth opportunities and other anticipated benefits of the Merger.
We face significant challenges in integrating Towers Perrin’s and Watson Wyatt’s technologies, organizations, procedures, policies and operations, as well as in addressing differences in the business cultures of the two companies, and retaining key Towers Perrin and Watson Wyatt personnel. The integration process is complex and time consuming and requires substantial resources and effort. These efforts could divert management’s focus and resources from other strategic opportunities and from business operations during the integration process. Difficulties may occur during the integration process, including:
•	Loss of key officers and employees;

•	Loss of key clients;

•	Loss of revenues; and

•	Increases in operating, tax or other costs.
The success of the Merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating the businesses of Towers Perrin and Watson Wyatt, while minimizing or eliminating any difficulties that may occur. Even if the integration of the businesses of Towers Perrin and Watson Wyatt is successful, it may not result in the realization of the full benefits of the growth opportunities that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and results of operations.
The effects of the Merger may be dilutive to our earnings per share in the short term, and our estimates of the operational cost savings we expect to result from the Merger and of the costs we expect will be required to achieve such savings are inherently uncertain and may not be accurate, and we may not be able to achieve the operational cost savings in the expected time frame or at all.
While we expect to realize significant savings during the first two years following completion of the Merger, it is uncertain if we will achieve these savings, and the effects of the Merger may be dilutive to our earnings per share in the short term. We anticipate that full realization of pretax annual operational cost savings will take at least three years to achieve. Our operational cost savings estimates are based on a number of assumptions, including the assumption that we will be able to implement cost saving programs such as personnel reductions and consolidation of operations, technologies, and administrative functions. In addition, our estimated expenses required to achieve operational cost savings do not include certain other costs we expect to incur, including those relating to rebranding, lease termination costs and facilities consolidation, among others. We may not be able to achieve the operational cost savings that we anticipate in the expected time frame, based on the expected costs or at all. Failure to successfully implement cost savings programs on a timely basis, or the need to spend more than anticipated to implement such programs, will result in lower than expected cost savings in connection with the Merger and could have a material adverse effect on our operating results.
Changes in Towers Watson’s compensation structure relative to each of Towers Perrin’s and Watson Wyatt’s current compensation structures could impair Towers Watson’s ability to retain certain current associates of each of Towers Perrin and Watson Wyatt.
In order to meet our operating margin goals and increase our level of retained earnings, we will change Towers Perrin’s and Watson Wyatt’s respective compensation structures. In particular, Towers Perrin, as a private company, had not retained a significant amount of annual earnings, resulting in significant flexibility to vary its levels of cash compensation. Our compensation practices will be different from Towers Perrin’s pre-merger practices, because a larger proportion of earnings will be retained compared to Towers Perrin’s historical practice, which may affect, in particular, Towers Watson’s ability to retain current associates formerly of Towers Perrin accustomed to the historical compensation structure of Towers Perrin as a private company. The changes in compensation structure could materially adversely affect Towers Watson’s ability to retain current former Towers Perrin and Watson Wyatt associates if they do not perceive Towers Watson’s total compensation program to be competitive with that of other firms.

The loss of key associates could damage or result in the loss of client relationships and could result in such associates competing against Towers Watson.
Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and associates. In addition, our success largely depends upon our associates’ abilities to generate business and provide quality services. In particular, our associates’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. If we lose associates who manage substantial client relationships or possess substantial experience or expertise or if we are unable to successfully attract new talent, it could materially adversely affect our ability to secure and complete engagements, which would materially adversely affect our results of operations and prospects. In addition, if any of our key associates were to join a competitor or form a competing company, existing and potential clients could choose to use the services of that competitor instead of Towers Watson’s services.
There can be no assurance that confidentiality and non-solicitation/non-competition agreements signed by senior associates who were former Towers Perrin or Watson Wyatt associates before the “merger of equals” between the two entities, or agreements signed by Towers Watson associates in the future, will be effective in preventing a loss of business.
Our clients could terminate or reduce our services at any time, which could decrease associate utilization, adversely impacting our profitability and results of operations.
Our clients generally are able to terminate or reduce our engagements at any time. If a client reduces the scope of, or terminates the use of, our services with little or no notice, our associate utilization will decline. In such cases, we will need to rapidly re-deploy our associates to other engagements (if possible) in order to minimize the potential negative impact on our financial performance. In addition, because a sizeable portion of our work is project-based rather than recurring in nature, our associate utilization will depend on our ability to continually secure additional engagements.
Our quarterly revenues could fluctuate while our expenses are relatively fixed.
Quarterly variations in our revenues and results of operations have occurred in the past and could occur as a result of a number of factors, such as:
•	The significance of client engagements commenced and completed during a quarter;

•	The seasonality of certain types of services. For example, our retirement revenues typically are more heavily weighted toward the first and fourth quarters of the calendar year, when annual actuarial valuations are required to be completed for calendar year-end companies and the related services are performed;

•	The number of business days in a quarter;

•	Associate hiring and utilization rates;

•	Clients’ ability to terminate engagements without penalty;

•	The size and scope of assignments; and

•	General economic conditions.
A sizeable portion of our total operating expenses is relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments or our inability to forecast demand can cause significant variations in quarterly operating results and could result in losses and volatility in our stock price.
Improper management of our engagements could hurt our financial results.
Most of our contracts are structured on a fixed-fee basis or a time-and-expense basis. The profitability of our fixed-fee engagements depends on our ability to correctly estimate the costs and timing required for completion of the engagements and our ability to control our costs and improve our efficiency. The profitability of the engagements that are priced on a time-and-expense basis depends on our ability to maintain competitive billing rates, as well as our ability to control our costs. If we do not correctly estimate the costs and manage the performance of our engagements, we may incur losses on individual engagements and experience lower profit margins and, as a result, our overall financial results could be materially adversely affected.

The trend of employers shifting from defined benefit plans to defined contribution plans could materially adversely affect our business and results of operations.
Our retirement consulting and actuarial business comprises a substantial portion of our revenue and profit. We provide clients with actuarial and consulting services relating to both defined benefit and defined contribution pension plans. Defined benefit pension plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. If organizations shift to defined contribution plans more rapidly than we anticipate, or if we are unable to otherwise compensate for the decline in our business that results from employers moving away from defined benefit plans, our business operations and related results of operations will be materially adversely affected.
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs.
A material portion of our revenue is affected by statutory changes. Many areas in which we provide services are the subject of government regulation, which is constantly evolving. Changes in government and accounting regulations in the United States and the United Kingdom, two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs, including recent changes in regulations relating to health care (such as medical plans), defined contribution plans (such as 401(k) plans), defined benefit plans (such as pension plans) or executive compensation, may materially adversely affect the demand for, or the profitability of, our services. Changes to insurance regulatory schemes, or our failure to keep pace with such changes, could negatively affect demand for services in our Risk and Financial Services business segment. For example, our continuing ability to provide investment advisory services or reinsurance brokerage services depends on compliance with the rules and regulations in each of these jurisdictions. Any failure to comply with these regulations could lead to disciplinary action, including compensating clients for loss, the imposition of fines or the revocation of the authorization to operate as well as damage to our reputation.
In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the United States and the United Kingdom. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.
If we are unable to adapt our services to applicable laws and regulations, our ability to provide effective services in these areas will be substantially diminished.
Our business could be negatively affected by currently proposed or future legislative or regulatory activity concerning compensation consultants.
Recent legislative and regulatory activity in the United States has focused on the independence of compensation consultants retained to provide advice to compensation committees of publicly traded companies. For example, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires any compensation consultant or other similar advisor to the compensation committee of a listed company to meet standards for independence to be established by SEC regulation. Companies that violate this requirement will be prohibited from listing any class of equity security with the national securities exchanges and associations.
On December 16, 2009, the SEC published final rules, which became effective in February 2010, with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation and continued legislative activity, prior to the Merger, some clients of Towers Perrin and Watson Wyatt decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. Additional clients of Towers Watson may decide to terminate their relationships with Towers Watson and, as a result, our business, financial condition and results of operations could be materially adversely impacted.
In addition, due in part to such regulation and continued legislative activity, some former Towers Perrin and Watson Wyatt consultants terminated their relationships with us, and some have indicated that they intend to compete with us. Such talent migration, and any future such talent migration, could have a material adverse effect on our business, financial condition and results of operations.

Competition could result in loss of our market share and reduced profitability.
The markets for our principal services are highly competitive. Our competitors include other human capital and risk management consulting and actuarial firms, as well as the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, creating additional competition and gaining significant market share, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenues and profit margin.
Consolidation in the industries that we serve could materially adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our clients merge or consolidate and combine their operations, we may experience a decrease in the amount of services we perform for these clients. If one of our clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could materially adversely affect our revenues and profits. Our reinsurance brokerage business is especially susceptible to this risk given the limited number of insurance companies seeking reinsurance and reinsurance providers in the marketplace.
We are subject to risks of doing business internationally.
For the six months ended June 30, 2010, 48% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:
•	Currency exchange rate fluctuations;

•	Unexpected increases in taxes or changes in U.S. or foreign tax laws;

•	Compliance with a variety of international laws and regulations, such as data privacy, employment regulations, trade barriers and restrictions on the import and export of technologies, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control;

•	Absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	New regulatory requirements or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•	Local economic and political conditions, including unusual, severe, or protracted recessions in foreign economies and inflation risk;

•	The length of payment cycles and potential difficulties in collecting accounts receivable, particularly in light of the number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject;

•	Unusual and unexpected monetary exchange controls, price controls or restrictions on transfers of cash; or

•	Civil disturbance, terrorism or other catastrophic events that reduce business activity in other parts of the world.
These factors may lead to decreased revenues or profits and therefore may have a material adverse effect on our business, financial condition and results of operations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations.

In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster.
We will continue to regularly assess and take steps to improve upon our business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
Demand for our services could decrease for various reasons, including a continued general economic downturn, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans that could materially adversely affect our results of operations.
We can give no assurance that the demand for our services will grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Client demand for our services may change based on the clients’ needs and financial conditions.
Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, have caused and may continue to cause reduction in discretionary spending by our clients, result in longer client payment terms, an increase in late payments by clients and an increase in uncollectible accounts receivable, each of which may reduce the demand for our services, increase price competition and adversely impact our growth, profit margins and liquidity. If our clients enter bankruptcy or liquidate their operations (which has already occurred with respect to some of our current clients), our revenues could be materially adversely affected.
In addition, the demand for many of our core benefit services, including compliance-related services, is affected by government regulation and taxation of employee benefit plans. Significant changes in tax or social welfare policy or other regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.
The unaudited pro forma financial data included in this Annual Report are illustrative and the actual financial condition and results of operations of Towers Watson may differ materially from the historical financial statements of Watson Wyatt and the unaudited pro forma financial data included in this Annual Report.
The unaudited pro forma financial data included in this Annual Report are presented solely for illustrative purposes and are not necessarily indicative of what our results of operations would have been had the Merger been completed on the date indicated. The pro forma financial data reflect adjustments that were developed using preliminary estimates based on currently available information and certain assumptions, and may be revised as additional information becomes available. Accordingly, the unaudited pro forma financial data included in this Annual Report are illustrative only. The results of operations of Towers Watson will differ materially from the historical financial statements of Watson Wyatt and may also differ materially from the unaudited pro forma financial data included in this Annual Report.
Our growth strategy depends, in part, on our ability to make acquisitions, and if we have difficulty in acquiring, overpay for, or are unable to acquire other businesses, our business may be materially adversely affected.
Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us, on the proposed timetables, or at all. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.
We face risks when we acquire businesses, and may have difficulty integrating or managing acquired businesses, which may harm our business, financial condition, results of operations or reputation.
We may acquire other companies in the future. We cannot be certain that our acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet.

We may be unable to effectively integrate an acquired business into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integration of an acquired business may subject us to a number of risks, including:
•	Diversion of management attention;

•	Amortization of intangible assets, adversely affecting our reported results of operations;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to establish uniform standards, controls, systems, procedures and policies;

•	Inability to retain the acquired company’s clients;

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Incurrence of additional expenses in connection with the integration process.
If acquisitions are not successfully integrated, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation.
Damage to our reputation could damage our businesses.
Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and associates. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity regarding us, whether or not true, may also result in harm to our prospects.
We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. The failure or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
We could be subject to claims arising from our work, as well as government inquiries and investigations, which could materially adversely affect our reputation, business and financial condition.
Professional services providers, including those in the human capital and risk management sectors such as Towers Watson, depend in large part on their relationships with clients and their reputation for high-quality services. Clients that may become dissatisfied with our services may terminate their business relationships with us and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, we could make computational, software programming or data management errors in connection with the services we provide to clients.
Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, clients may make:
•	Claims that actuarial assumptions were unreasonable or that there were computational errors leading to pension plan underfunding or under-reserving for insurance claim liabilities;

•	Claims of failure to review adequately or detect deficiencies in data, which could lead to an underestimation of pension plan or insurance claim liabilities; and

•	Claims that employee benefit plan documents were misinterpreted or plan amendments were faulty, leading to unintended plan benefits or overpayments to beneficiaries.

Given that we frequently work with large pension funds and insurance companies, relatively small percentage errors or variances can create significant financial variances and result in significant claims for unintended or unfunded liabilities. The risks from such variances or errors could be aggravated in an environment of declining pension fund asset values and insurance company capital levels. In almost all cases, our exposure to liability with respect to a particular engagement is substantially greater than the revenue opportunity that the engagement generates for us.
In the case of liability for pension plan actuarial errors, a client’s claims might focus on the client’s alleged reliance that actuarial assumptions were reasonable and, based on such reliance, the client made benefit commitments the client may later claim are not affordable or funding decisions that result in plan underfunding if and when actual outcomes vary from actuarial assumptions.
Claims may also arise as a result of an alleged misinterpretation or misunderstanding of the benefits conferred under defined benefit plan documentation by us or our failure to detect inconsistencies between plan documentation and the administration of plan benefits and valuation of plan liabilities leading to the accrual by plan participants of unintended benefits and undervaluation of plan liabilities. The current ExxonMobil superannuation plan litigation pending in Australia, described in Note 11, “Commitments and Contingent Liabilities”, of the notes to our consolidated financial statements contained herein, is an example of a claim arising from an inconsistency between the benefits the plan sponsor intended to confer and the actual language in the plan documents.
Lawsuits arising out of any of our services could adversely affect our financial performance and financial condition and could result in increased insurance costs or a reduction in the amount of available insurance coverage. In addition to defense costs and liability exposure, which may be significant, claims may produce negative publicity that could hurt our reputation and business and could require substantial amounts of management attention, which could affect management’s focus on operations.
Finally, we may be subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our clients’ businesses or our own businesses, especially regulated businesses such as our broker-dealer and investment advisory services. Such inquiries or investigations may consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity.
We advise or act on behalf of clients regarding investments whose results are not guaranteed, and clients that experience investment return shortfalls may assert claims against us.
We provide advice on both asset allocation and selection of investment managers. For some clients, we are responsible for making decisions on both these matters, or we may serve in a fiduciary capacity. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance may assert claims against us, and such claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs. Our ability to limit our potential liability may be limited in certain jurisdictions or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.
Our investment activities may require specialized operational competencies, and if we fail to properly execute our role in cash and investment management, our clients or third parties may assert claims against us.
For certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on structure of derivatives and securities transactions. Our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs. Our ability to limit our potential liability may be constrained in certain jurisdictions.
Towers Watson may be engaged in providing services outside the core human capital and risk management business currently conducted by Towers Perrin and Watson Wyatt, which may carry greater risk of liability.
We continue to grow the business of providing professional services to institutional investors and financial services companies. The risk of claims from these lines of business may be greater than from our core human capital and risk management business, and such claims may be for significant amounts. For example, we may assist a pension plan to hedge its exposure to changes in interest rates. If the hedge does not perform as expected, we could be exposed to claims. Contractual provisions intended to mitigate risk may not be enforceable.
Our business faces rapid technological change, and our failure to respond to this change quickly could materially adversely affect our business.
To remain competitive in the business lines in which we engage, we have to identify and offer the most current technologies and methodologies. In some cases, significant technology choices and investments are required. If we do not respond correctly, quickly or in a cost-effective manner, our business and results of operations might be harmed.

The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses and, in some cases, to implement these new technologies globally. If we cannot offer new technologies as quickly or effectively as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than we will offer or develop.
Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Redressing infringements may consume significant management time and financial resources. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.
We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached.
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We also are required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our associates, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our associates or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.
Insurance may become more difficult or expensive to obtain.
The availability, terms and price of insurance are subject to many variables, including general insurance market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. We are subject to various regulatory requirements relating to insurance as well as client requirements. There can be no assurance that we will be able to obtain insurance at cost-effective rates or with reasonable retentions. Increases in the cost of insurance could affect our profitability and the unavailability of insurance to cover certain risks could have a material adverse effect on our financial condition or our ability to transact business in certain geographic areas, particularly in any specific period.
Towers Watson and its subsidiaries could encounter significant obstacles in securing adequate insurance coverage for errors and omissions liability risks on favorable or acceptable terms.
Towers Perrin and Watson Wyatt each obtained primary insurance for errors and omissions liability risks from a Vermont-regulated group captive insurance company known as Professional Consultants Insurance Company, Inc. (which we refer to as “PCIC”). The stockholders and insureds of PCIC were legacy Towers Perrin, legacy Watson Wyatt and Milliman, Inc. (“Milliman”). On January 1, 2010, the effective date of the Merger of Towers Perrin and Watson Wyatt, Towers Watson became the owner of 72.8% of the stock of PCIC.
Towers Perrin and Watson Wyatt provided PCIC with notice of non-renewal of the respective PCIC policies of insurance that expired at 12:01 a.m. on July 1, 2010. PCIC provided a notice of non-renewal to Milliman and will not issue a policy of insurance to Milliman for the policy period starting July 1, 2010 or thereafter. PCIC will continue to operate in order to pay losses arising from claims reported by its insureds during the periods covered by previously issued policies of insurance.

Since July 1, 2010, we have obtained our primary insurance for errors and omissions liability risks from a Vermont-regulated wholly owned captive insurance company known as Stone Mountain Insurance Company (“Stone Mountain”). Stone Mountain has secured reinsurance for a portion of the Towers Watson risks it underwrites. Towers Watson has secured excess errors and omissions liability coverage above the coverage provided by Stone Mountain in amounts we consider to be prudent. Stone Mountain has issued a policy of insurance to us that is substantially similar in form to the policy of insurance issued by PCIC.
The combination of the formation of Stone Mountain, which essentially results in self-insurance by us of our primary errors and omissions risk, and our controlling ownership interest in PCIC and the accompanying requirement that we consolidate PCIC’s financial results into our financial results is likely to result in increased earnings volatility for us. In addition, the inability of Stone Mountain to secure reinsurance or our inability to secure excess errors and omissions professional liability coverage in the future could have a material adverse impact on our financial condition or our ability to transact business in certain geographic areas, particularly in any specific period.
We have material pension liabilities that can fluctuate significantly.
Towers Perrin and Watson Wyatt have material pension liabilities, which were assumed by us on January 1, 2010. The combined projected benefit obligation for legacy Towers Perrin and legacy Watson Wyatt pension and other postretirement benefit plans at June 30, 2010 was $3.5 billion, of which $746.7 million represented unfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.
Towers Perrin and Towers Watson are defendants in several lawsuits commenced by former Towers Perrin shareholders.
On November 5, 2009, certain former Towers Perrin shareholders commenced a legal proceeding in the United States District Court for the Eastern District of Pennsylvania (the “Dugan Action”) against Towers Perrin, members of its board of directors, and certain members of senior management. Plaintiffs are former members of Towers Perrin’s senior management who left Towers Perrin at various times between 1995 and 2000. They seek to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, and who meet certain other specified criteria. Although the complaint in the Dugan Action does not contain a quantification of the damages sought, on December 9, 2009, plaintiffs made a settlement demand on Towers Perrin of $800 million to settle the action on behalf of the proposed class.
On December 17, 2009, four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the “Allen Action”) in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in a form similar to those alleged in the Dugan Action. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.
On January 15, 2010, another former Towers Perrin shareholder who separated from service in March 2005 when Towers Perrin and Electronic Data Systems, Inc. launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action”) in the United States District Court for the Eastern District of Pennsylvania, also alleging the same claims in a form similar to those alleged in the Dugan Action. The plaintiff in this action, in which Towers Watson also is named as a defendant, seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with the formation of eHRO and who are excluded from the proposed class in the Dugan Action.
The complaints assert claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the United States District Court for the Eastern District of Pennsylvania consolidated the three actions for all purposes. We believe the claims are without merit, have filed a motion to dismiss the complaints in their entireties, and intend to continue to vigorously defend against the actions. We could incur significant costs defending against these claims. The outcome of this legal proceeding is inherently uncertain and could be unfavorable to us.
Our reinsurance brokerage business could be subject to claims arising from its work, which could materially adversely affect our reputation and business.
Our reinsurance brokerage business may be subject to claims brought against it by clients or third parties. Clients are likely to assert claims if they fail to make full recoveries in respect of their own claims. If reinsurers with whom we place business for our clients become insolvent or otherwise fail to make claims payments, this may also result in claims against us.

Our reinsurance business assists its clients in placing reinsurance and handling related claims, which could involve substantial amounts of money. If our work results in claims, claimants may seek large damage awards and defending these claims can involve potentially significant costs and may not be successful. Claims could, by way of example, arise as a result of our reinsurance brokers failing to:
•	Place the reinsurance coverage requested by the client;

•	Report claims on a timely basis or as required by the reinsurance contract or program;

•	Communicate complete and accurate information to reinsurers relating to the risks being reinsured; or

•	Appropriately model or advise our clients in relation to the extent and scope of reinsurance coverage that is advisable for a client’s needs.
Moreover, Towers Perrin’s reinsurance brokerage contracts generally do not limit the maximum liability to which Towers Perrin, as a subsidiary of Towers Watson, may be exposed for claims involving alleged errors or omissions.
Reinsurance brokerage revenue is influenced by factors that are beyond our control, and volatility or declines in premiums or other trends in the insurance and reinsurance markets could significantly undermine the profitability of our reinsurance brokerage business.
For the six months ended June 30, 2010, we derived approximately five percent of our consolidated revenue from our reinsurance brokerage business, which in turn derives a majority of its revenue from commissions. Revenue earned in our capacity as a reinsurance broker is based in large part on the rates that the global reinsurance marketplace prices for risks. For example, we do not determine reinsurance premiums on which commissions are generally based.
Premiums are cyclical in nature and may vary widely based on market conditions. When premium rates decline, the commissions and fees earned for placing certain reinsurance contracts and programs also tend to decrease. When premium rates rise, we may not be able to earn increased revenue from providing brokerage services because clients may purchase less reinsurance, there may be less reinsurance capacity available, or clients may negotiate a reduction to the compensation rate or a reduced fee for our services.
To the extent our clients are or become materially adversely affected by declining business conditions in the current economic environment, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would limit our ability to generate commission revenue. Clients also may decide not to utilize our risk management services, which would limit our ability to generate fee revenue.
We may not be able to obtain financing on favorable terms or at all.
The maintenance and growth of our business depends on our access to capital, which will depend in large part on cash flow generated by our business and the availability of equity and debt financing. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms or at all.
Our revolving credit facility contains a number of restrictive covenants that restrict our operations.
The Towers Watson $500 million revolving credit facility contains a number of customary restrictive covenants imposing operating and financial restrictions on Towers Watson, including restrictions that limit our ability to engage in acts that may be in our long-term best interests. These covenants include, among others, limitations (and in some cases, prohibitions) that, directly or indirectly, restrict our ability to:
•	Incur liens or additional indebtedness (including guarantees or contingent obligations);

•	Engage in mergers and other fundamental changes;

•	Sell or otherwise dispose of property or assets;

•	Pay dividends and other distributions; and

•	Change the nature of our business.
The credit agreement also contains financial covenants that limit our interest expense and total debt relative to EBITDA.

The operating restrictions and financial covenants in our credit agreement do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with any financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on terms favorable to us.
The credit agreement specifies several events of default, including non-payment, certain cross-defaults, certain bankruptcy events, covenant or representation breaches and certain changes in control. If an event of default occurs, the lenders under the credit agreement are expected to be able to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. We may not be able to repay all amounts due under the credit agreement in the event these amounts are declared due upon an event of default.
We rely on third parties to provide services and their failure to perform the services could harm our business.
As part of providing services to clients and managing our business, we rely on a number of third-party service providers. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our business and results of operations.
If we are not able to implement any recommended improvements in our internal control over financial reporting or favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is not able to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, our business, financial condition or results of operations could be materially adversely affected.
If our internal control over financial reporting is not effective, the reliability of our financial statements could be impaired. Since January 1, 2010, the effective time of the Merger, we have devoted and continue to devote resources, including management’s time and other internal and external resources, to a continuing effort to comply with regulatory requirements relating to internal control and the preparation of financial statements, including implementing any changes recommended by our independent registered public accounting firm. In particular, these efforts have and will continue to focus on Towers Perrin and its subsidiaries, which prior to January 1, 2010 had not been subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC. We are required to certify to and report on, and our independent registered public accounting firm will be required to attest to, the effectiveness of our internal control over financial reporting of Towers Watson including material processes associated with Towers Perrin and its subsidiaries on an annual basis. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could be materially adversely affected.
There can be no assurance that we will be able to implement and maintain any recommended improvements in our internal control over financial reporting. Any failure to do so could cause the reliability of our financial statements to be impaired and could also cause us to fail to meet our reporting obligations under applicable law, either of which could cause our business, financial condition or results of operations to be materially adversely affected.
The stock price of Class A common stock may be volatile.
The stock price of the Class A common stock may in the future be volatile and subject to wide fluctuations. In addition, the trading volume of the Class A common stock may in the future fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of the Class A common stock include:
•	General market and economic conditions, including market conditions in the human capital and risk and financial management consulting industries and regulatory developments in the United States, foreign countries or both;

•	Actual or expected variations in our quarterly results of operations and in the quarterly results of operations of companies perceived to be similar to us;

•	Differences between actual results of operations and those expected by investors and analysts;

•	Changes in recommendations by securities analysts;

•	Operations and stock performance of competitors;

•	Accounting charges, including charges relating to the impairment of goodwill or other intangible assets;

•	Significant acquisitions, dispositions or strategic alliances by us or by competitors;

•	Sales of the Class A common stock, including sales by our directors and officers or significant investors;

•	Incurrence of additional debt;

•	Dilutive issuance of equity;

•	Recruitment or departure of key personnel;

•	Loss or gain of key clients;

•	Litigation involving us, our general industry or both; and

•	Changes in reserves for professional liability claims.
There can be no assurance that the stock price of the Class A common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance.
Shares of Towers Watson common stock eligible for public sale could adversely affect the stock price.
On January 1, 2010, the then-former Towers Perrin security holders received, in the aggregate, 44% of Towers Watson’s voting common stock then outstanding. Those shares are subject to various restrictions. For example, shares of Class B common stock automatically convert into freely tradable Class A common stock in equal annual installments over four years beginning on January 1, 2011. In addition, transfer restrictions on restricted shares of Class A common stock received by a holder of Towers Perrin restricted stock units lapse over the course of a three-year vesting schedule (or such other vesting schedule as may be set forth in the holder’s Towers Perrin restricted stock unit award agreement) beginning on January 1, 2011. As of August 30, 2010 there were 42,980,157 outstanding shares of Class A common stock and 4,210,088 of Restricted Class A common stock at a par value of $0.01 per share; 10,530,853 outstanding shares of Class B-1 common stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-2 common stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-3 common stock at a par value of $0.01; and 5,369,043 outstanding shares of Class B-4 common stock at a par value of $0.01.
Pursuant to our certificate of incorporation, our board of directors has the discretion to accelerate the conversion of any shares of Class B common stock into shares of freely tradable Class A common stock, provided that the total number of shares so converted does not exceed, in the aggregate, five percent of the total shares of Class B common stock. On July 30, 2010, we filed a proxy statement with the SEC regarding a special meeting of stockholders to be held on September 9, 2010. At the special meeting, stockholders will vote on a proposal to amend our certificate of incorporation to eliminate the restriction on the number of shares of Class B common stock that the board of directors can convert into shares of Class A common stock. The proposed amendment to our certificate of incorporation would provide us with the flexibility to release converted shares of Class B common stock into the public market, if our board of directors determined that such action were advisable.
The sales or potential sales of a substantial number of shares of Class A common stock in the public market after the Class B common stock converts or shares of restricted Class A common stock vest could depress the market price of Class A common stock at such time and could then impair our ability to raise capital through the sale of additional securities.
We will only pay dividends if and when declared by our board of directors.
Any determination to pay dividends in the future is at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, rule or regulation, business and investment strategy, and other factors that our board of directors deems relevant. If we do not pay dividends, then the return on an investment in our common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that our common stock will appreciate in value or maintain its value.

We have various mechanisms in place that could prevent a change in control that a stockholder might favor.
Our certificate of incorporation and bylaws contain provisions that might discourage, delay or prevent a change in control that a stockholder might favor. Our certificate of incorporation or bylaws:
•	Authorize the issuance of preferred stock without fixed characteristics, which could be issued by our board of directors pursuant to a stockholder rights plan and deter a takeover attempt;

•	Provide that only the Chief Executive Officer, President or our board of directors may call a special meeting of stockholders;

•	Limit business at special stockholder meetings to such business as is brought before the meeting by or at the direction of our board of directors;

•	Prohibit stockholder action by written consent, and require all stockholder actions to be taken at an annual or special meeting of the stockholders;

•	Provide our board of directors with exclusive power to change the number of directors;

•	Provide that all vacancies on our board of directors, including new directorships, may only be filled by a resolution adopted by a majority of the directors then in office;

•	Do not opt out of Section 203 of the Delaware General Corporation Law, which prohibits business combinations between a corporation and any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder;

•	Require a supermajority vote for the stockholders to amend the bylaws; and

•	Prohibit any stockholder from presenting a proposal or director nomination at an annual stockholders’ meeting unless such stockholder provides us with sufficient advance notice.
Item 1B. Unresolved SEC Comments
None.
Item 2. Properties.
As of June 30, 2010, we operated offices in more than 100 cities and 34 countries throughout North America, Europe, Asia-Pacific and Latin America. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately five percent of total assets as of June 30, 2010, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 11, “Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report on Form 10-K for the year ending June 30, 2010.

Item 4. Reserved.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Towers Watson & Co. Class A common stock is currently traded on the New York Stock Exchange and NASDAQ under the symbol TW.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock since January 4, 2010, the first trading day of the Class A common stock following consummation of the Merger.

	High	Low
Fiscal Year 2010
Third quarter (January 4, 2010 – March 31, 2010)	$51.48	$42.72
Fourth quarter (April 1, 2010 – June 30, 2010)	$50.00	$38.85
Fiscal Year 2011
First quarter (July 1, 2010 – August 30, 2010)	$48.29	$38.04
Holders
As of August 30, 2010, there were approximately 133 registered shareholders of our Class A common stock and 631 registered shareholders of our Class B common stock.
Dividends
Our board of directors has approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year 2010 and in fiscal year 2009 were $15.2 million and $12.8 million, respectively.
The continued payment of cash dividends in the future is at the discretion of our board of directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates. Additionally, our credit facility requires us to observe certain covenants, including requirements for minimum net worth, which potentially act to restrict dividends.

Performance Graph
The graphs below depict total cumulative stockholder return on $100 invested on June 30, 2005 and January 4, 2010, respectively in (i) Watson Wyatt Worldwide Inc. common stock and Towers Watson & Co. common stock, (ii) an independently compiled industry peer group index comprised of the common stock of certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million, and (iii) the New York Stock Exchange Composite Index. The graphs assume reinvestment of dividends.

	6/05	6/06	6/07	6/08	6/09	12/09
Watson Wyatt Worldwide, Inc.	$100.00	$138.48	$200.22	$211.03	$150.72	$191.47
NYSE Composite	100.00	115.70	142.85	128.22	90.12	110.88
Peer Group	100.00	122.31	167.39	165.17	134.41	163.33

	1/4/10	6/30/10
Towers Watson & Co.	$100.00	$77.96
NYSE Composite	100.00	91.14
Peer Group	100.00	91.64
The two Performance Graphs respectively show (i) legacy Watson Wyatt’s stock performance from June 30, 2005 through December 31, 2009, the day prior to the closing date of the Merger and (ii) Towers Watson’s stock performance from January 4, 2010 through June 30, 2010. As a result of the Merger, as discussed previously, legacy Towers Perrin and legacy Watson Wyatt became wholly owned subsidiaries of Jupiter Saturn Holding Company (subsequently renamed Towers Watson & Co.). Legacy Watson Wyatt no longer exists as a publicly traded entity and ceased all trading of its common stock as of the close of business on December 31, 2009, the date preceding the Merger.
Companies included in the independently compiled industry peer group index included in both graphs include: Accenture Limited; Corporate Executive Board Company; FTI Consulting Inc.; Hewitt Associates Inc.; Huron Consulting Group Inc.; Maximus Inc.; and Navigant Consulting Inc.
Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, in part to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, our board of directors approved the repurchase of up to 750,000 shares of our Class A common stock. There have been no shares repurchased under this plan as of June 30, 2010.
On May 17, 2010, we filed a tender offer on Schedule TO pursuant to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, to exchange shares of our Class B-1 common stock, par value $0.01 per share, for an unsecured subordinated note due March 15, 2012. Each note had a principal amount equal to the sum of the number of shares of Class B-1 common stock tendered and $43.43, the exchange ratio. The Class B-1 common stock issued as consideration in the Merger will convert to freely tradable Class A common stock on January 1, 2011. The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may occur on or after January 1, 2011 on the market price of Class A common stock. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders of $98.5 million.

Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2010. The selected consolidated financial data as of June 30, 2010 and 2009, and for each of the three years in the period ended June 30, 2010, were derived from the audited consolidated financial statements of Towers Watson included in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2008, 2007 and 2006, and for each of the years ended June 30, 2007 and 2006, were derived from audited consolidated financial statements of Towers Watson not included in this Annual Report on Form 10-K. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended June 30,
	2010 (a)	2009	2008	2007	2006
Statement of Operations Data:
(amounts are in thousands, except per share data)

Revenue	$2,387,829	$1,676,029	$1,760,055	$1,486,523	$1,271,811

Costs of providing services:
Salaries and employee benefits	1,540,417	1,029,299	1,052,992	879,341	699,049
Professional and subcontracted services	163,848	119,323	138,983	116,527	84,165
Occupancy	109,454	72,566	83,255	75,704	164,140
General and administrative expenses	220,937	172,010	185,624	178,411	147,122
Depreciation and amortization	101,084	73,448	72,428	57,235	44,918
Transaction and integration expenses	87,644	—	—	—	—

	2,223,384	1,466,646	1,533,282	1,307,218	1,139,394

Income from operations	164,445	209,383	226,773	179,305	132,417

(Loss)/Income from affiliates	(1,274)	8,350	2,325	(5,500)	1,135
Interest income	2,950	2,022	5,584	4,066	4,325
Interest expense	(7,508)	(2,778)	(5,977)	(1,581)	(4,093)
Other non-operating income/(loss)	11,304	4,926	464	178	(2,081)

Income from continuing operations before income taxes	169,917	221,903	229,169	176,468	131,703

Provision for income taxes	50,907	75,276	73,470	60,193	45,585

Income from continuing operations	119,010	146,627	155,699	116,275	86,118

Discontinued operations (b)	—	—	—	—	1,073

Net income before non-controlling interests	119,010	146,627	155,699	116,275	87,191

Net income/(loss) attributable to non-controlling interests	(1,587)	169	258	—	—

Net income attributable to controlling interests	$120,597	$146,458	$155,441	$116,275	$87,191

Earnings per share, continuing operations, basic	$2.01	$3.43	$3.65	$2.74	$2.08
Earnings per share, continuing operations, diluted	$2.00	$3.42	$3.50	$2.60	$1.99
Earnings per share, discontinued operations, basic	$—	$—	$—	$—	$0.03
Earnings per share, discontinued operations, diluted	$—	$—	$—	$—	$0.02
Earnings per share, net income attributable to controlling interests, basic	$2.04	$3.43	$3.65	$2.74	$2.11
Earnings per share, net income attributable to controlling interests, diluted	$2.03	$3.42	$3.50	$2.60	$2.01
Dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average shares of common stock, basic	59,257	42,690	42,577	42,413	41,393
Weighted average shares of common stock, diluted	59,372	42,861	44,381	44,684	43,297

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet and Other Data:
Cash and cash equivalents	$600,466	$209,832	$124,632	$248,186	$165,345
Working capital	479,688	231,938	172,241	326,354	197,312
Goodwill and Intangible Assets	2,410,652	728,987	870,943	594,651	511,116
Total assets	4,573,450	1,626,319	1,715,976	1,529,709	1,240,359
Revolving credit facility	—	—	—	105,000	30,000
Dividends declared	17,661	12,785	12,768	12,717	12,667
Stockholders’ equity	1,955,607	853,638	984,395	787,519	648,761
Shares outstanding	74,204	42,657	43,578	42,299	42,386

(a)	Includes the effect of the Merger as of January 1, 2010.

(b)	In fiscal year 2006, we revised our estimates related to remaining future obligations and costs associated with the discontinuation in 1998 of our benefits administration outsourcing business. As a result, we reduced the amount of our liability for losses from disposal, less the associated income tax expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
General
We are a leading global professional services firm focused on providing consulting services related to employee benefits, human capital and financial risk management. In the short term, our revenue will be driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of our clients, changes in investment markets, the ability of our associates to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-practice solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe the highly fragmented industry in which we operate offers us tremendous growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
Segments
We provide services in three business segments: Benefits, Risk and Financial Services and Talent and Rewards.
Benefits Segment. The Benefits segment is our largest and most established segment. This segment has grown through business combinations as well as strong organic growth. It helps clients create and manage cost-effective benefits programs that help them attract, retain and motivate a talented workforce.
          The primary lines of business within the Benefits segment are:
•	Retirement;

•	Health and Group Benefits;

•	Technology and Administration Solutions; and

•	International Consulting.
The Benefits segment provides benefits consulting and administration services through four primary lines of business. Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the six months ended June 30, 2010, Benefits segment contributed 64% of our total revenue. For the same period, approximately 43% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:
•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).
The Risk and Financial Services segment accounted for 21% of our total revenue for the six months ended June 30, 2010. Approximately 63% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:
•	Executive Compensation

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
The Talent and Rewards segment accounted for approximately 15% of our total revenue for the six months ended June 30, 2010. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 44% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The fiscal year ended June 30, 2010 includes data of Towers Watson’s geographic regions. The fiscal years ended June 30, 2009 and 2008 include only data of historical Watson Wyatt’s geographic regions.

	Fiscal Year
Geographic Region	2010	2009	2008
United States	52%	43%	41%
United Kingdom	22	32	32
Canada	6	4	4
Germany	4	4	5
Netherlands	3	3	4
We derive the majority of our revenue from fees for consulting services, which generally are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense, or on a fixed-fee basis. Management believes the approximate percentages for time and expense and fixed-fee basis engagements are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than one percent of our consolidated revenues for any of our most recent three fiscal years.
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. In addition to payroll and related benefits and taxes, compensation to associates also includes incentive bonus expense, which is linked to our operating performance. Other significant costs of providing services include office rent and related costs, communications, general and administrative expenses and professional and subcontracted services.
We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the first year of non-cash compensation expense to be approximately $94.8 million. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three year period is $158.2 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated, vesting is accelerated and expense is recorded immediately
In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 40 to 60% of the professional and subcontracted services for Watson Wyatt were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the six months ended June 30, 2010 for Towers Watson, approximately 40% of professional and subcontracted services represent these reimbursable services.
Occupancy includes expenses for rent and utilities.
General and administrative expenses includes general counsel, marketing, human resources, finance, research, technology support, supplies, telephone and other costs to operate office locations as well as professional fees and insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
Depreciation and amortization includes the depreciation of fixed assets and amortization of intangible assets and internally-developed software.
Transaction and integration expenses includes fees and charges associated with the Merger. Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and information technology integration expenses.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our financial condition and results of operations.
Revenue Recognition
Revenue includes fees primarily generated from consulting services provided. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual associates’ billing rates are principally based on a multiple of salary and compensation costs.
Revenue for fixed-fee arrangements that span multiple months is based upon the percentage of completion method. We typically have three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.
We have non-recurring system projects that are longer in duration and subject to more changes in scope as the project progresses. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current statuses are accounted for properly. Certain software contracts generally provide that if the client terminates a contract, we are entitled to payment for services performed through termination.
Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. We have experienced certain costs in excess of estimates from time to time. Management believes it is rare, however, for these excess costs to result in overall project losses.

We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with generally accepted accounting principles of capitalized software. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of an engagement.
In connection with the Merger, we acquired the reinsurance brokerage business of Towers Perrin. In our capacity as a reinsurance broker, we collect premiums from reinsureds and, after deducting our brokerage commissions, we remit the premiums to the respective reinsurance underwriters on behalf of reinsureds. In general, compensation for reinsurance brokerage services is earned on a commission basis. Commissions are calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognize brokerage services revenue on the later of the inception date or billing date of the contract. In addition, we hold cash needed to settle amounts due reinsurers or reinsureds, net of any commissions due to us, pending remittance to the ultimate recipient. We are permitted to invest these funds in high quality liquid instruments.
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
Discretionary Compensation
Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year in the form of cash and/or deferred stock units after our annual operating results are finalized. As a result of the Merger, interim bonuses were paid in March 2010 relating to the period ended December 31, 2009 and are expected to be paid in September 2010 relating to the six-month period ended June 30, 2010, after which time bonuses are expected to be paid annually each September.
An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Estimated annual operating performance is reviewed quarterly and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year.
Income Taxes
We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the use of the asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax positions. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
Pension Assumptions
We sponsor both qualified and non-qualified defined benefit pension plans and other post-employment benefit or “OPEB” plans in North America and Europe. These plans represent 98% of our total pension obligations. We also sponsor funded and unfunded defined benefit pension plans in certain other countries representing the remaining 2% of the liability.

Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. Beginning January 2008, Watson Wyatt made changes to the plan in the United Kingdom related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for associates hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the associate, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
The legacy Towers Perrin pension plans in the United States accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula benefits are based on a percentage of each year of the associate’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. Plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans has historically been December 31, but has been changed to June 30 as a result of the Merger.
The determination of our pension benefit obligations and related benefit expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating associates. We consider several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer comparisons.
Assumptions Used in the Valuations of the Defined Benefit Pension Plans
The following assumptions were used in the valuations of Towers Watson’s defined benefit pension plans. The assumptions presented for the North American plans represent the weighted-average of rates for all U.S. and Canadian plans. The assumptions presented for Towers Watson’s European plans represent the weighted-average of rates for the U.K., Germany and Netherlands plans. In relation to the acquisition of Towers Perrin on January 1, 2010, the legacy plans of Towers Perrin have been included in the assumptions as of and for the year ended June 30, 2010. The assumptions as of and for the years ended June 30, 2009 and 2008 represent only the legacy Watson Wyatt plans.
The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30, 2010		Year Ended June 30, 2009		Year Ended June 30, 2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Discount rate	5.86%	5.25%	7.21%	6.29%
Rate of increase in compensation levels	3.88%	3.88%	3.29%	5.15%
Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date.
The expected rates of return assumptions at 8.11% and 6.48% per annum for North America and Europe, respectively, were supported by an analysis performed by Towers Watson of the weighted-average yield expected to be achieved with the anticipated makeup of investments.
The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2011:

Effect on FY2011
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
The following information illustrates the sensitivity to a change in certain assumptions for the Europe pension plans for fiscal year 2011:

Effect on FY2011
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.7 million
25 basis point increase in discount rate	-$2.6 million
25 basis point decrease in expected return on assets	+$1.0 million
25 basis point increase in expected return on assets	-$1.0 million
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
Incurred But Not Reported Claims
We use actuarial assumptions to estimate and record a liability for incurred but not reported (“IBNR”) professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time.
Goodwill and Intangible Assets
In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of June 30. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of June 30, and whenever indicators of impairment exist.

The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. In estimating the fair value of a reporting unit, we used valuation techniques that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units. As the fair value of our reporting units exceeds their carrying value, we do not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2010, we did not record any impairment losses of goodwill or intangibles.
Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of Towers Watson and are presented herein as historical results. The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010. The consolidated statement of operations of Towers Watson for the fiscal years ended June 30, 2009 and 2008 include only the financial results of Watson Wyatt.
In addition to the historical analysis of results of operations, we have prepared unaudited supplemental pro forma results of operations for the fiscal years ended 2010 and 2009 as if the Merger had occurred at the beginning of the periods presented and analysis of the pro forma results of operations by line item. The pro forma analysis is prepared and presented to aid in explaining the results of operations of the merged Towers Watson.
As a result of the Merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the fiscal years ended June 30, 2010, 2009 and 2008 have been retrospectively realigned to the new general and administrative expense methodology.

Historical Results of Operations
The table below sets forth our consolidated statement of operations, on a historical basis, and data as a percentage of revenue for the periods indicated.
Consolidated Statements of Operations
(Thousands of U.S. dollars)

	Year Ended June 30,
	2010		2009		2008

Revenue	$2,387,829	100%	$1,676,029	100%	$1,760,055	100%

Costs of providing services:
Salaries and employee benefits	1,540,417	65%	1,029,299	61%	1,052,992	60%
Professional and subcontracted services	163,848	7	119,323	7	138,983	8
Occupancy	109,454	5	72,566	4	83,255	5
General and administrative expenses	220,937	9	172,010	10	185,624	11
Depreciation and amortization	101,084	4	73,448	4	72,428	4
Transaction and integration expenses	87,644	4	—	—	—	—

	2,223,384	93	1,466,646	88	1,533,282	87

Income from operations	164,445	7	209,383	12	226,773	13

(Loss)/income from affiliates	(1,274)	—	8,350	—	2,325	—
Interest income	2,950	—	2,022	—	5,584	—
Interest expense	(7,508)	—	(2,778)	—	(5,977)	—
Other non-operating income	11,304	—	4,926	—	464	—

Income before income taxes	169,917	7	221,903	13	229,169	13
Provision for income taxes	50,907	2	75,276	4	73,470	4

Net income before non-controlling interests	119,010	5	146,627	9	155,699	9
Net (loss)/income attributable to non-controlling interests	(1,587)	—	169	—	258	—

Net income attributable to controlling interests	$120,597	5%	$146,458	9%	$155,441	9%

Historical Results of Operations for the Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009
Revenue for the fiscal year ended June 30, 2010 was $2.4 billion, an increase of $711.8 million, or 42%, compared to $1.7 billion for the fiscal year ended June 30, 2009. The increase was primarily a result of the Merger and combination of Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010. Net income attributable to controlling interests for the fiscal year ended June 30, 2010 was $120.6 million, a decrease of $25.9 million, or 18%, compared to $146.5 million for the fiscal year ended June 30, 2009. The decrease was primarily due to transaction and integration expenses of $87.6 million incurred in connection with the Merger during fiscal year ended June 30, 2010.
Salaries and employee benefits was 65% of revenue for the fiscal year ended June 30, 2010, an increase of 4% from 61% of revenue for the fiscal year ended June 30, 2009. This increase is the result of stock-based compensation of $54.7 million recorded in the second half of fiscal 2010, which consisted of $48.0 million related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger and $4.6 million related to the vesting of the unamortized fair value of Watson Wyatt stock options and deferred stock units outstanding at the time of the Merger. The remaining increase is the result of higher salaries and employee benefits as a percentage of revenue for Towers Perrin. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the fiscal years ended June 30, 2010 and 2009.
Provision for income taxes for the fiscal year ended June 30, 2010 was $50.9 million, compared to $75.3 million for the fiscal year ended June 30, 2009. The effective tax rate for the year was 30.0% for the fiscal year ended June 30, 2010 and 33.9% for the fiscal year ended June 30, 2009. The provision for income taxes for fiscal year 2010 includes a deferred tax charge for $10.6 million due to the enactment of the Patient Protection and Affordable Care Act and U.S. Health Care and Education Reconciliation Act of 2010. We also released a net valuation allowance of $27.5 million for U.S. foreign tax credits. We believe that it is more likely than not that these foreign tax credits will be realized within the carryforward period as a result of generating future sources of foreign income. Moreover, we released $3.6 million of reserves related to its uncertain tax positions as a result of expiring statutes of limitations and effectively settled tax positions following the examination of our 2007 and 2008 U.S. federal corporate income tax returns.
Net income attributable to controlling interests.
Net income attributable to controlling interests for the fiscal year ended June 30, 2010 was $120.6 million inclusive of the amortization of deal-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), loss of the Medicare Part D subsidy and other Merger-related tax items, compared to net income attributable to controlling interests of $146.5 million for the fiscal year ended June 30, 2009.
Earnings per share.
Diluted earnings per share for the fiscal year ended June 30, 2010 was $2.03, compared to $3.42 for the fiscal year ended June 30, 2009.
Non-U.S. GAAP Measures
Diluted earnings per share exclusive of the amortization of intangible assets, deductible and non-deductible transaction and integration expenses including severance, gain on sale of investment, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), loss of the Medicare Part D subsidy and other Merger-related tax items (“adjusted diluted earnings per share”), resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle in the U.S. (“non-U.S. GAAP measure”), for the fiscal year ended June 30, 2010 of $3.69.
We use EBITDA, Adjusted EBITDA, Adjusted Net Income Attributable to Controlling Interests and Adjusted Diluted Earnings Per Share, non-U.S. GAAP measures, to evaluate our financial performance and separately evaluate our performance of the transaction and integration activities as well as changes in tax law. We believe these measures are useful in evaluating our results of operations and in providing a baseline for the evaluation of future operating results. We define EBITDA as net income before non-controlling interests adjusted for provision for income taxes, interest, net and depreciation and amortization. Reconciliation of EBITDA and Adjusted EBITDA to net income before non-controlling interests, Adjusted Net Income Attributable to Controlling Interests to net income attributable to controlling interests and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies.
Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Year Ended June 30,
	2010	2009	2008
		(In thousands)
Reconciliation of EBITDA and Adjusted EBITDA to net income before non-controlling interests:
Net income before non-controlling interests	$119,010	$146,627	$155,699
Provision for income taxes	50,907	75,276	73,470
Interest, net	4,558	756	393
Depreciation and amortization	101,084	73,448	72,428

EBITDA	275,559	296,107	301,990

Transaction and integration expenses	87,644	—	—
Stock-based compensation (b)	48,006	—	—
Other non-operating income (a)	(10,030)	(13,276)	(2,789)

Adjusted EBITDA	$401,179	$282,831	$299,201

(a)	Other non-operating income includes (income)/loss from affiliates, and other non-operating income.

(b)	Stock-based compensation awarded to former Towers Perrin employees in connection with the Merger is included in salaries and employee benefits expense.
A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Year Ended
June 30, 2010
(In thousands, except share and per
share amounts)
Net Income Attributable to Controlling Interests	$120,597

Adjusted for expenses as a result of the Merger (c):
Amortization of intangible assets	21,020
Transaction and integration expenses including severance	58,214
Gain on sale of investment	(5,760)
Stock-based compensation from Restricted Class A Shares	31,636
Other merger-related tax items	(17,013)
Loss of Medicare Part D subsidy	10,598

Adjusted Net Income Attributable to Controlling Interests	$219,292

Weighted Average Shares of Common Stock — Diluted (000)	59,372

Earnings Per Share — Diluted, As Reported	$2.03

Adjusted for expenses as a result of the Merger:
Amortization of intangible assets	0.36
Transaction and integration expenses including severance	0.98
Gain on sale of investment	(0.10)
Stock-based compensation from Restricted Class A Shares	0.53
Other merger-related tax items	(0.29)
Loss of Medicare Part D subsidy	0.18

Adjusted Earnings Per Share — Diluted	$3.69

(c)	The expenses that are adjusted as a result of the Merger for the year ended June 30, 2010 are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets is 32.8%, transaction and integration expenses including severance is 35.1%, stock-based compensation from Restricted Class A shares is 34.1%. The $10.6 million related to the loss of Medicare Part D subsidy and $17.0 million of other Merger-related tax items are items included in the consolidated statement of operations under provision for income taxes.

Historical Results of Operations for the Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008
Revenue
Revenue for fiscal year ended June 30, 2009 was $1.68 billion, a decrease of $84.0 million, or 5%, from $1.76 billion in fiscal year 2008. On a constant currency basis, revenue increased 3% over fiscal year ended June 30, 2008.
The average exchange rate used to translate our revenue earned in British pounds sterling decreased to 1.6323 for fiscal year 2009 from 2.0114 for fiscal year 2008, and the average exchange rate used to translate our revenue earned in Euros decreased to 1.3816 for fiscal year 2009 from 1.4736 for fiscal year 2008. The impact of the depreciation of the British pound sterling and the Euro was a $115 million decrease in revenue in fiscal year 2009 as compared to fiscal year 2008. Changes in the value of other foreign currencies relative to the U.S. dollar resulted in an additional $16 million decrease in revenue in fiscal year 2009 as compared to fiscal year 2008.
The changes in our segment revenue for fiscal year 2009 as compared to fiscal year 2008 are as follows. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
•	Benefits revenue decreased $33.3 million, or 3%, compared with fiscal year 2008 due to the strengthening of the U.S. dollar. On a constant currency basis, revenue increased 4% over fiscal year 2008 due to increased demand for our services.

•	Technology and Administration Solutions revenue increased $5.1 million, or 3%, compared with fiscal year 2008, due to increases in both North America and Europe. On a constant currency basis, Technology and Administration Solutions revenue increased 12% over fiscal year 2008. In Europe, revenue increased primarily as a result of new clients. In North America, revenue increased due to additional project work at existing clients as well as to an increase in the number of projects in on-going service delivery.

•	Human Capital Group revenue decreased $23.2 million, or 12%, compared with fiscal year 2008. On a constant currency basis, revenue decreased 8% over fiscal year 2008 due to decreases in demand for compensation, data and organizational effectiveness services.

•	Investment Consulting revenue decreased $8.4 million, or 5%, compared with fiscal year 2008. On a constant currency basis, revenue increased 11% over fiscal year 2008 due primarily to increased demand for investment strategy advice and implemented consulting services.

•	Insurance and Financial Services revenue decreased $1.4 million, or 1%, compared with fiscal year 2008. On a constant currency basis, revenue increased 12% over fiscal year 2008 due primarily to additional project work.
Salaries and Employee Benefits
Salaries and employee benefits expenses was $1.0 billion for fiscal year 2009 and 2008. On a constant currency basis, salaries and employee benefits increased primarily as a result of increases in pension expense and base salary. Salaries and employee benefits also includes $12.5 million of severance expense due to cost containment measures in response to economic conditions in fiscal year 2009. As a percentage of revenue, salaries and employee benefits increased to 61% from 60%.
Professional and Subcontracted Services
Professional and subcontracted services used in consulting operations for fiscal year 2009 were $119.3 million, compared to $139.0 million for fiscal year 2008, a decrease of $19.7 million, or 14%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. As a percentage of revenue, professional and subcontracted services decreased from 8% to 7% for the fiscal year 2009 compared to fiscal year 2008.
Occupancy
Occupancy for fiscal year 2009 was $72.6 million, compared to $83.3 million for fiscal year 2008, a decrease of $10.7 million, or 13%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. As a percentage of revenue, occupancy decreased to 5% from 4% for the fiscal year 2009 compared to fiscal year 2008.
General and Administrative Expenses
General and administrative expenses were $172.0 million for fiscal year 2009, compared to $185.6 million for fiscal year 2008, a decrease of $13.6 million, or 7%. On a constant currency basis, general and administrative expenses decreased due to our cost containment efforts, principally in the areas of travel, rent, telephone, promotion and office supplies. As a percentage of revenue, general and administrative expenses decreased from 11% to 10% for the fiscal year 2009 compared to 2008.

Depreciation and Amortization
Depreciation and amortization for fiscal year 2009 was $73.4 million, compared to $72.4 million for fiscal year 2008, an increase of $1.0 million, or 1%. On a constant currency basis, depreciation and amortization increased principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups as well as depreciation on capital assets. As a percentage of revenue, depreciation and amortization for fiscal years 2009 and 2008 was 4%.
Income From Affiliates
Income from affiliates for the fiscal year 2009 was $8.4 million compared to $2.3 million for fiscal year 2008, an increase of $6.0 million. These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for fiscal year 2009, while the fiscal year 2008 only included our share of PCIC’s operating results. In addition, our share of PCIC’s operating results in fiscal year 2009 reflected favorable claim experience in comparison with fiscal year 2008.
Interest Income
Interest income was $2.0 million for fiscal year 2009, a decrease of $3.6 million from $5.6 million during fiscal year 2008. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Interest Expense
Interest expense was $2.8 million for fiscal year 2009, a decrease of $3.2 million from $6.0 million during fiscal year 2008. The decrease is due to a lower average debt balance as well as a decrease in the average interest rate in the current year. The higher average debt balance in fiscal year 2008 was the result of borrowings required for the Heissmann acquisition in July 2007.
Other Non-Operating Income
Other non-operating income was $4.9 million for fiscal year 2009, an increase of $4.5 million from $0.5 million during fiscal year 2008. The increase was mainly due to the receipt of contingent payments associated with divestiture of multi-employer business in 2008.
Income before Income Taxes
Income before income taxes for fiscal year 2009 was $221.9 million, a decrease of $7.3 million, or 3%, from $229.2 million for fiscal year 2008. As a percentage of revenue, income before income taxes for fiscal years 2009 and 2008 was 13%.
Provision for Income Taxes
Provision for income taxes for fiscal year 2009 was $75.3 million, compared to $73.5 million for fiscal year 2008. Our effective tax rate was 33.9% for fiscal year 2009 and 32.1% for fiscal year 2008. The tax rate increase is due to the geographic mix of income and true ups of the annual tax provision. We have not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.
Net Income Before Non-Controlling Interests
Net income before non-controlling interests for fiscal year 2009 was $146.6 million, a decrease of $9.1 million, or 6%, from $155.7 million for fiscal year 2008. As a percentage of revenue, net income for fiscal year 2009 and 2008 was 9%.
Net Income Attributable to Controlling Interests
Net income attributable to controlling interests for fiscal year 2009 was $146.5 million, a decrease of $9.0 million, or 6%, from $155.4 million for fiscal year 2008. As a percentage of revenue, net income for fiscal year 2009 and 2008 was 9%.
Diluted Earnings Per Share
Diluted earnings per share was $3.42 for fiscal year 2009, compared to $3.50 for fiscal year 2008.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
The following unaudited supplemental pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the fiscal years ended June 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009 and 2008, respectively. The pro forma condensed combined statement of operations for the fiscal year ended June 30, 2009 combines Watson Wyatt’s historical audited consolidated statement of operations for the fiscal year ended June 30, 2009 with Towers Perrin’s historical unaudited consolidated statement of operations for the twelve months ended June 30, 2009. The pro forma condensed consolidated statement of operations for the fiscal year ended June 30, 2010 combines Towers Watson’s historical unaudited consolidated statement of operations for the six months ended June 30, 2010 with Watson Wyatt’s and Towers Perrin’s historical unaudited consolidated statements of operations for the six months ended December 31, 2009. Watson Wyatt’s fiscal year ended on June 30 while Towers Perrin’s fiscal year ended on December 31. Towers Perrin’s financial information has been recast to conform to Watson Wyatt’s fiscal year end. Towers Perrin’s historical statement of operations for the twelve months ended June 30, 2009 was derived by subtracting (1) Towers Perrin’s unaudited consolidated statement of operations for the six months ended June 30, 2008 from (2) Towers Perrin’s audited consolidated statement of operations for the twelve months ended December 31, 2008, and adding (3) Towers Perrin’s unaudited consolidated statement of operations for the six months ended June 30, 2009. Towers Perrin’s historical unaudited consolidated statement of operations for the six months ended December 31, 2009 was derived by subtracting Towers Perrin’s unaudited consolidated statement of operations for the six months ended June 30, 2009 from Towers Perrin’s audited consolidated statement of operations for the year ended December 31, 2009. The unaudited pro forma condensed combined financial statements should be read together with the respective historical financial statements and related notes of Towers Perrin and Watson Wyatt.
          The unaudited pro forma condensed combined statements of operations give effect to the Merger including:
•	related Merger consideration;

•	adjustments made to record the assets and liabilities of Towers Perrin at their estimated fair values;

•	reclassifications made to conform Towers Perrin’s and Watson Wyatt’s historical financial statement presentation to Towers Watson’s; and

•	the consolidation of Professional Consultants Insurance Company, Inc., which we refer to as “PCIC.”
Towers Perrin was a private, employee-owned corporation. As a result, Towers Perrin’s historical unaudited consolidated statement of operations for the twelve months ended June 30, 2009 does not reflect the level of net income that Towers Perrin is expected to contribute to Towers Watson, as a public company. Further, the revenue growth that we expect Towers Watson to achieve from strengthening core services and expanding the existing portfolio of services is not reflected in the unaudited pro forma condensed combined financial statements.
The unaudited pro forma condensed combined statements of operations do not reflect certain financial targets relating to the Merger, such as our targeted synergy cost savings, reductions in compensation and benefits expense resulting from the retirement of Class R participants, and a further targeted reduction in compensation expense resulting from the elimination of the principal bonus payments historically paid to legacy Towers Perrin Principals.
Pro forma earnings per share reflect the impact of significant non-cash and non-recurring expenses resulting from the Merger, including compensation expense incurred as a result of the issuance of Towers Watson restricted Class A common stock to Towers Perrin restricted stock unit (“RSU”) holders and the incremental amortization of acquired intangible assets.
For purposes of these unaudited pro forma condensed combined statements of operations, we have provided the fair value of the consideration and the allocation to Towers Perrin’s tangible and intangible assets acquired and liabilities assumed based on preliminary estimates of their fair values as of January 1, 2010, the consummation date of the Merger. These allocations are based on preliminary estimates and assumptions, which are subject to change.
Towers Watson is implementing an integration plan that may affect how the assets acquired, including intangibles, will be utilized. If assets in the combined company are phased out or no longer used, additional amortization, depreciation and/or impairment charges would be recorded.
The following unaudited pro forma condensed combined statements of operations are provided for informational purposes only. They do not purport to represent what Towers Watson’s results of operations would have been had the Merger been completed as of the date indicated and do not purport to be indicative of the results of operations that Towers Watson may achieve in the future.

Unaudited Supplemental Pro Forma Combined Statement of Operations
Year Ended June 30, 2010

	Year Ended	Six Months Ended		Year Ended
	June 30, 2010	December 31, 2009		June 30, 2010
	As Reported	Historical		Pro Forma
	Towers Watson	Towers Perrin	PCIC	Adjustments		As Adjusted
	(In thousands, except share and per share data)
Revenue	$2,387,829	$798,131	$12,750	$(9,404	) H	$3,180,916
				(8,390	) K

Costs of providing services:
Salaries and employee benefits	1,540,417	558,855	107	46,832	B	2,146,211
Professional and subcontracted services	163,848	79,421	483			243,752
Occupancy	109,454	35,406	—	1,835	A	146,695
General and administrative expenses	220,937	40,351	16,924	(9,404	) H	268,808
Depreciation and amortization	101,084	19,007	—	11,508	A	131,599
Transaction and integration expenses	87,644	15,734	—	(103,378	) E	—

	2,223,384	748,774	17,514	(52,607)		2,937,065

Income (loss) from operations	164,445	49,357	(4,764)	34,813		243,851

Loss from affiliates	(1,274)	(164)	—	353	J	(1,085)
Interest income	2,950	530	1,517	(266	) C	4,731
Interest expense	(7,508)	(1,536)	—	(2,000	) D	(11,991)
				(947	) G
Other non-operating income	11,304	5,281	—	—		16,585

Income before income taxes	169,917	53,468	(3,247)	31,953		252,091
Provision for income taxes	50,907	9,779	(1,187)	8,419	F	67,918

Net income (loss) before non-controlling interest	$119,010	$43,689	$(2,060)	$23,534		$184,173

Net loss attributable to non-controlling interests	$(1,587)	$—	$—	$(559	) I	$(2,146)

Net income (loss) attributable to controlling interests	$120,597	$43,689	$(2,060)	$24,093		$186,319

Earnings per share:
Net income attributable to controlling interests — basic	$2.04				L	$3.14

Net income attributable to controlling interests — diluted	$2.03				L	$3.14

Weighted average shares of common stock, basic (000)	59,257				L	59,257

Weighted average shares of common stock, diluted (000)	59,372				L	59,372

Unaudited Supplemental Pro Forma Combined Statement of Operations
Year Ended June 30, 2009

	Historical
				Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
	(In thousands, except share and per share data)
Revenue	$1,676,029	$1,586,299	$39,873	$(27,804	) H	$3,251,323
				(23,074	) K

Costs of providing services:
Salaries and employee benefits	1,029,299	1,107,619	147	99,397	B	2,236,462
Professional and subcontracted services	119,323	172,825	1,144			293,292
Occupancy	72,566	68,157	—	3,669	A	144,392
General and administrative expenses	172,010	200,047	19,226	(27,804	) H	352,109
				(11,370	) E
Depreciation and amortization	73,448	38,758	—	24,308	A	136,514
Transaction and integration expenses	—	—	—	—	E	—

	1,466,646	1,587,406	20,517	88,200		3,162,769

Income (loss) from operations	209,383	(1,107)	19,356	(139,078)		88,554

Income from affiliates	8,350	5,257	—	(13,313	) J	294
Interest income	2,022	4,708	4,924	(3,087	) C	8,567
Interest expense	(2,778)	(3,489)	—	(4,000	) D	(12,160)
				(1,893	) G

Other non-operating income	4,926	14,884	—	—		19,810

Income before income taxes	221,903	20,253	24,280	(161,371)		105,065
Provision for income taxes	75,276	40,223	8,268	(63,251	) F	60,516

Net income (loss) before non-controlling interests	$146,627	$(19,970)	$16,012	$(98,120)		$44,549
Net income attributable to non-controlling interests	$169	$—	$—	$4,346	I	$4,515

Net income (loss) attributable to controlling interests	$146,458	$(19,970)	$16,012	$(102,466)		$40,034

Earnings per share:
Net income attributable to controlling interests — basic	$3.43				L	$0.68

Net income attributable to controlling interests — diluted	$3.42				L	$0.67

Weighted average shares of common stock, basic (000)	42,690				L	59,257

Weighted average shares of common stock, diluted (000)	42,861				L	59,372

Pro Forma Adjustments
          The pro forma adjustments reflected in the unaudited supplemental pro forma condensed combined financial information are as follows:
A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects one year of an adjustment to rent expense to approximate fair value.

B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger and $4.6 million of Class A common stock issued pursuant to the acceleration of vesting of Watson Wyatt’s outstanding stock options and RSU awards due to change-in-control provisions. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $158.2 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.

C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.

D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.

E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma condensed combined statement of operations.

F)	Reflects the provision for taxes, adjustments to deferred tax asset, deferred tax liability, goodwill and retained earnings as a result of the Merger, fair value adjustments to the net assets of Towers Perrin and other acquisition accounting adjustments. On January 1, 2010, Towers Watson recorded deferred taxes and other tax adjustments as part of the accounting for the Merger, including deferred taxes of $235.7 million related to the estimated fair value adjustments for the acquired assets and liabilities. The deferred taxes have been calculated based on the U.S. and foreign statutory tax rates for jurisdictions where the fair value adjustments are estimated. A U.S. statutory rate of 39.6% was used, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma condensed combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma condensed combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.

G)	Reflects one year of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period.

H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.

I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.

J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.

K)	Reflects the reduction of revenue for the acquisition fair value adjustment of historical Towers Perrin deferred revenue to reflect the unrecognized revenue relating to the amount of effort that was performed prior to the Merger which would not be subsequently earned under acquisition accounting rules.

L)	Earnings per share calculations for the year ended June 30, 2010 and 2009 are based on Towers Watson’s fully diluted shares outstanding as of June 30, 2010.

Pro Forma Financial Information for the Fiscal Year Ended June 30, 2010
Compared to the Fiscal Year Ended June 30, 2009
Revenue
Towers Watson pro forma revenue for the fiscal year ended June 30, 2010 was $3.18 billion, a decrease of $70 million, or 2%, from $3.25 billion for the fiscal year ended June 30, 2009.
A comparison of pro forma segment revenue for the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009 is as follows:
•	Benefits revenue increased less than 1% and was $1.83 billion for the fiscal year ended June 30, 2010 compared to $1.82 billion for the fiscal year ended June 30, 2009. Health and Group Benefits and Technology and Administration Solutions practices had single digit increases year over year, which was partially offset by a less than 1% decrease in the Retirement practice that makes up the majority of the segment’s revenue.

•	Risk and Financial Services revenue decreased 4% and was $720.9 million and $750.4 million for the fiscal years ended June 30, 2010 and 2009, respectively. This decrease was a result of a decrease in revenue of the Risk Consulting and Software practice from fiscal year 2009 to fiscal year 2010, which was partially offset by increases in revenue of the Investment and Brokerage practices in fiscal year 2010 compared to fiscal year 2009.

•	Talent and Rewards revenue decreased 7% and was $538.8 million and $582.0 million for the fiscal years ended June 30, 2010 and 2009, respectively. This decrease was primarily the result of a decrease in revenue from the Rewards, Talent and Communication practice from fiscal year 2009 to fiscal year 2010. Executive Compensation practice also decreased slightly and was partially offset by a single digit increase in Data, Surveys and Technology revenue for fiscal year 2010 compared to fiscal year 2009.
Salaries and Employee Benefits
Salaries and employee benefits was $2.1 billion for the fiscal year ended June 30, 2010 compared to $2.2 billion for the fiscal year ended 2009. On a constant currency basis, the decrease was principally due to a decrease in base salary expense and other employee benefits expense resulting from a 7% reduction in headcount, as well as fiscal year 2009 Towers Perrin principal bonuses, partially offset by an increase in discretionary compensation and pension expenses. As a percentage of revenue, salaries and employee benefits decreased to 67.5% for fiscal year 2010 from 68.8% for fiscal year 2009.
Professional and Subcontracted Services
Professional and subcontracted services used in consulting operations for the fiscal year ended June 30, 2010 were $243.8 million, compared to $293.3 million for the fiscal year ended June 30, 2009, a decrease of $49.5 million, or 16.9%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. On a constant currency basis, the decrease was principally due to a decrease in external service providers and reimbursable expenses incurred on behalf of clients, primarily attributable to the current economic environment. As a percentage of revenue, professional and subcontracted services decreased to 7.7% for fiscal year 2010 from 9.0% for fiscal year 2009.
Occupancy
Occupancy expense for the fiscal year ended June 30, 2010 was $146.7 million compared to $144.4 million for the fiscal year ended June 30, 2009, an increase of $2.3 million, or 1.6%. On a constant currency basis, the increase was the result of entering into new leases during the third quarter of fiscal year 2009. As a percentage of revenue, occupancy expense increased to 4.6% for fiscal year 2010 from 4.4% for fiscal year 2009.
General and Administrative Expenses
General and administrative expenses for the fiscal year ended June 30, 2010 were $268.8 million, compared to $352.1 million for the fiscal year ended June 30, 2009, a decrease of $83.3 million, or 23.7%. On a constant currency basis, the most significant decreases were due to decreases in professional liability expense as a result of a reduction in reserves for specific claims and recognized foreign exchange gains primarily related to the re-measurement of short-term assets. Other decreases include travel expense, promotion expense, and general office expense. As a percentage of revenue, general and administrative expenses decreased to 8.5% for fiscal year 2010 from 10.8% for fiscal year 2009.

Depreciation and Amortization
Depreciation and amortization expense for the fiscal year ended June 30, 2010 was $131.6 million, compared to $136.5 million for the fiscal year ended June 30, 2009, a decrease of $4.9 million, or 3.6%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. On a constant currency basis, depreciation and amortization expense increased principally due to an increase in amortization of intangibles related to the Merger, partially offset by a decrease in depreciation of fixed assets. As a percentage of revenue, depreciation and amortization expenses was 4.1% and 4.2% for fiscal years 2010 and 2009, respectively.
Transaction and Integration Expenses
Transaction and integration expenses incurred related to the Merger were $103.4 million for the fiscal year ended June 30, 2010. Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and IT integration expenses. As a percentage of revenue, transaction and integration expenses were 3.2% for fiscal year 2010. Transaction and integration expenses are eliminated in the pro forma condensed combined statements of operations because these costs will not have a continuing impact.
(Loss)/Income From Affiliates
Loss from affiliates for the fiscal year ended June 30, 2010 was $1.1 million compared to income from affiliates of $294 thousand for the fiscal year ended June 30, 2009. Income from affiliates during the fiscal year 2009 included the loss associated with the sale of an investment by Towers Perrin in June 2009. Loss from affiliates for the fiscal year 2010 includes our share of our affiliates’ losses as well as an asset write-down of an equity affiliate.
Interest Income
Interest income for the fiscal year ended June 30, 2010 was $4.7 million, compared to $8.6 million for the fiscal year ended June 30, 2009. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Interest Expense
Interest expense for the fiscal year ended June 30, 2010 was $12.0 million, compared to $12.2 million for the fiscal year ended June 30, 2009. The decrease was principally due to the decline in London Interbank Offered Rates (“Libor”).
Other Non-Operating Income
Other non-operating income for the fiscal year ended June 30, 2010 was $16.6 million, compared to $19.8 million for the fiscal year ended June 30, 2009. The additional income in fiscal year 2009 compared to fiscal year 2010 was principally due to contingent payments received during fiscal year 2009 from an investment that was sold in June 2009, combined with other contingent payments received in fiscal year 2009.
Explanatory Note Regarding Pro Forma Financial Information
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the fiscal years ended June 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009 and 2008, respectively. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.
Historical Results of Towers Watson
The following sections of Management’s Discussion and Analysis are based on actual results of the business and do not contain pro forma information.
Liquidity and Capital Resources
Our cash and cash equivalents at June 30, 2010 totaled $600.5 million, compared to $209.8 million at June 30, 2009. The increase in cash from June 30, 2009 to June 30, 2010 was principally attributable to the $721.7 million in cash balances acquired in connection with the Merger less consideration payments of $200.0 million. In fiscal year 2010, we paid $496.1 million of discretionary compensation consisting of Watson Wyatt’s bonus related to both the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, as well as, Towers Perrin’s bonus for calendar year 2009. Towers Watson also paid $58.6 million in corporate taxes, $25.8 million in capital expenditures and $15.2 million in dividends during fiscal year 2010. These outflows of cash were principally funded by cash balances acquired from Towers Perrin.

Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. We believe that we have sufficient resources to fund operations beyond the next 12 months.
The non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2010, $307.7 million of Towers Watson’s total cash balance of $600.5 million was held outside of the United States, which it has the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
Included in cash balances is $68.7 million from the consolidated balance sheet of PCIC, which is available for payment of professional liability claims reserves, and $164.5 million, which is available for payment of reinsurance premiums on behalf of reinsurance clients.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2010, at appreciated U.S. dollar rates compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash Flows (Used in)/From Operating Activities.
Cash flows used in operating activities for fiscal year 2010 were $34.9 million, compared to cash flows from operating activities of $227.5 million for fiscal year 2009. The difference is primarily attributable to payment of Watson Wyatt’s bonus related to both the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, as well as, Towers Perrin’s bonus related to calendar year December 31, 2009.
The allowance for doubtful accounts increased $3.5 million from June 30, 2009 to June 30, 2010, primarily related to the Merger. The number of days of accounts receivable increased to 69 at June 30, 2010 compared to 62 at June 30, 2009.
Cash Flows From/(Used in) Investing Activities.
Cash flows from investing activities for fiscal year 2010 were $489.9 million, compared to $61.1 million of cash flows used in investing activities for fiscal year 2009. The difference was primarily attributed to Towers Perrin’s and PCIC’s cash balances acquired in the Merger of $721.7 million less $200 million of cash consideration paid.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for fiscal year 2010 were $49.1 million, compared to cash flows used in financing activities of $83.7 million for fiscal year 2009. This change was primarily attributable to the repurchase of $34.9 million of Towers Watson’s common stock in fiscal year 2010, compared to repurchases of $77.4 million of common stock during fiscal year 2009.
Capital Commitments
Expenditures of capital funds were $25.8 million for fiscal year 2010. Anticipated commitments of capital funds for Towers Watson are estimated at $93.4 million for fiscal year 2011. We expect cash from operations to adequately provide for these cash needs.
Dividends
During fiscal year 2010, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year 2010 and in fiscal year 2009 were $15.2 million and $12.8 million, respectively.
Under our credit facility (see Note 11, “Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements included in Item 15 of this Annual Report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends. The continued payment of cash dividends in the future is at the discretion of our board of directors and depends on numerous factors, including, without limitation, our net income, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2010
Contractual Cash		Less than			More than
Obligations (in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable	$300,555	$201,967	$98,588	$—	$—
Lease commitments	628,039	113,771	185,138	133,370	195,760

	$928,594	$315,738	$283,726	$133,370	$195,760

Operating Leases
We lease office space, furniture, cars and selected computer equipment under operating lease agreements with terms typically ranging from one to 10 years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. An intangible asset and liability was recognized for the difference between the contractual cash obligations shown above and the estimated market rates at the time of the acquisition. The resulting intangibles will amortize to rent expense but do not impact the amounts shown above since there is no change to our contractual cash obligations.
Pension Contribution
Contributions to our various pension plans for fiscal year 2011 are projected to be approximately $60 million.
Uncertain Tax Positions
The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $36.4 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Indebtedness
Subordinated Notes due January 2011
On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, “Merger with Towers Perrin”, of the notes to the consolidated financial statements contained herein, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes in the aggregate principal amount of $200 million. The Towers Watson Notes due January 2011 were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0%, and will mature on January 1, 2011. The indenture contains limited operating covenants, and obligations under the Towers Watson Notes due January 2011 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 common stock for unsecured subordinated notes, we entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $98.5 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of June 30, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility will bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

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
As of June 30, 2010, we had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2010, we had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, we had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.6 million). As of June 30, 2010 a total of BRL 5.6 million ($3.1 million) was outstanding under this facility.
We have also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.2 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $3.3 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Risk Management
As a part of our overall risk management program, we purchase customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance currently includes a self-insured retention of $1 million per claim, and covers professional liability claims against us, including the cost of defending such claims. Prior to the Merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per claim, which policies remained in force subsequent to the Merger through June 30, 2010. We reserve for contingent liabilities based on ASC 450, Contingencies when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that in the event of a material unfavorable result in one or more of the pending claims, we will not incur material costs.
Our professional liability insurance coverage, beyond our self-insured retention, has been written by PCIC, an affiliated captive insurance company owned, prior to the Merger, by Watson Wyatt, Towers Perrin and a non-affiliated company, with $25 million of reinsurance provided by various commercial reinsurers attaching for claims in excess of $26 million. In addition, both legacy companies carried excess insurance above the self-insured retention and the coverage provided by PCIC. Prior to the Merger, Watson Wyatt accounted for its share of PCIC’s earnings using the equity method. Our ownership interest in PCIC is 72.86% post-Merger. As a consequence, PCIC’s results of operations are consolidated into our results of operations. Although the PCIC insurance policies for Towers Watson’s fiscal year 2010 continued to cover professional liability claims above a $1 million per claim self-insured retention (“SIR”), the consolidation of PCIC will effectively net PCIC’s premium income against our premium expense for the first $25 million of loss above the SIR for each legacy company. Accordingly, the impact of PCIC’s reserve development may result in fluctuations in our earnings.
PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into a run-off mode of operation. We have established a new Vermont-regulated wholly owned captive insurance company, Stone Mountain Insurance Company (“Stone Mountain”), through which we obtained similarly structured primary insurance effective July 1, 2010.
In formulating its premium structure, PCIC estimated the amount it expected to pay for losses (and loss expenses) for the member firms as a whole and then allocated that amount to the member firms based on the individual member’s expected losses. PCIC based premium calculations, which were determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.

Our shareholder agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations. If these circumstances were to occur, we would record a liability at the time it becomes probable and reasonably estimable.
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2010, we had a $222.3 million IBNR liability balance.
As stated above, commencing July 1, 2010, Towers Watson is obtaining primary insurance for errors and omissions professional liability risks from Stone Mountain. Stone Mountain provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. Stone Mountain has secured reinsurance for coverage providing $25 million in excess of the $25 million retained layer for the current policy period. Stone Mountain has issued a policy of insurance substantially similar to the historical policies issued by PCIC.
Insurance market conditions for us and our industry have varied in recent years, but the long-term trend has been increasing premium cost. Although the market for insurance is presently robust, trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of professional liability risk and financial difficulties which have, over the past two years, been faced by several longstanding E&O carriers are anticipated to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage, and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.
In light of increasing litigation worldwide, including litigation against professionals, we have a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements. Certain contractual provisions designed to mitigate risk may not be legally enforceable in litigation involving breaches of fiduciary duty or certain other alleged errors or omissions, or in certain jurisdictions. We may incur significant legal expenses in defending against litigation. With the exception of our brokerage business, nearly 100% of our U.S. and U.K. corporate clients have signed engagement letters including some if not all of our preferred risk mitigation clauses, and processes to maintain that protocol in the United States and the United Kingdom, and to complete it elsewhere, are underway.
Recent Accounting Pronouncements
Adopted
ASC 715-10-50, Employers’ Disclosures about Postretirement Benefit Plan Assets, provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. This adoption did not have a material impact on our financial position or results of operations.
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.
ASC 805, Business Combinations which is a revision of accounting provisions that changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 350-30-35-1, Determination of the Useful Life of Intangible Assets amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under

ASC 350, Goodwill and Other Intangible Assets. ASC 805-20-25-18A, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of ASC 805, “Business Combinations.” We adopted these provisions on July 1, 2009 and as a result, expensed to transaction and integration expenses $6.0 million of capitalized transaction expenses incurred before adoption.
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $169 thousand and $258 thousand for the fiscal year ended June 30, 2009 and 2008, which was previously including in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.
ASC 815-10-50, SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. We adopted these provisions on July 1, 2009.
ASC 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted these provisions for financial assets and liabilities on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009. These adoptions did not have a material impact on our financial position or results of operations.
Not yet adopted
ASC 810 Amendments to FASB Interpretation No. 46 (R) which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010 and we do not anticipate that the adoption of these provisions will have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of business. These risks include interest rate risk, foreign currency exchange and translation risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short term securities that are recorded on the balance sheet at fair value.
Foreign Currency Risk
For the six months ended June 30, 2009, 48% of our revenue is denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2010, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $13.5 million, or 11.2%, for the fiscal year ended June 30, 2010. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenue in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future.
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
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our principal executive officer, principal financial officer and senior management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer, principal financial officer, and senior management concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2010.
In conducting our evaluation of the effectiveness of its internal control over financial reporting, management has excluded the Merger with Towers Perrin and acquisition of PCIC, which was completed by the Company on January 1, 2010. Towers Perrin represented approximately $2.8 billion, or 60.9%, of the Company’s total assets as of June 30, 2010 and approximately $747.7 million, or 31.3% of the Company’s total revenues for the year then ended. PCIC represented approximately $225.2 million, or 4.9%, of the Company’s total assets as of June 30, 2010 and approximately $5.4 million, or less than 1%, (after intercompany eliminations) of the Company’s total revenues for the year then ended. This acquisition is discussed more fully in Note 2, “Merger with Towers Perrin”, to our consolidated financial statements for fiscal 2010. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
New York, New York
We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Towers Perrin and Professional Consultants Insurance Corporation (“PCIC”), which were acquired on January 1, 2010. Towers Perrin represented approximately $2.8 billion, or 60.9%, of the Company’s total assets as of June 30, 2010 and approximately $747.7 million, or 31.3% of the Company’s total revenues for the year then ended. PCIC represented approximately $225.2 million, or 4.9%, of the Company’s total assets as of June 30, 2010 and approximately $5.4 million, or less than 1% (after intercompany eliminations) of the Company’s total revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Towers Perrin and PCIC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2010 of the Company and our report dated September 7, 2010 expressed an unqualified opinion on those financial statement and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
September 7, 2010

Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers, and Audit Committee of the Registrant.
The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Item 11. Executive Compensation.
The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions.
The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Item 14. Principal Auditor Fees and Services.
The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
   a) Financial Information
(1)	Consolidated Financial Statements of Towers Watson & Co.
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2010
Consolidated Balance Sheets at June 30, 2010 and 2009
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2010
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2010
Notes to the Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2010
Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits
See (b) below.
b)	Exhibits
See Exhibit Index on page 100.
c)	Financial Statement Schedules
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)
Date: September 7, 2010	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	September 7, 2010
John J. Haley

/s/ Mark V. Mactas	President, Chief Operating Officer and Director	September 7, 2010
Mark V. Mactas

/s/ Roger F. Millay	Chief Financial Officer	September 7, 2010
Roger F. Millay

/s/ Peter L. Childs	Principal Accounting Officer	September 7, 2010
Peter L. Childs

/s/ Betsy S. Atkins	Director	September 7, 2010
Betsy S. Atkins

/s/ Victor F. Ganzi	Director	September 7, 2010
Victor F. Ganzi

/s/ John J. Gabarro	Director	September 7, 2010
John J. Gabarro

/s/ Mark Maselli	Director	September 7, 2010
Mark Maselli

/s/ Gail E. McKee	Director	September 7, 2010
Gail E. McKee

/s/ Brendan R. O’Neill	Director	September 7, 2010
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	September 7, 2010
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	September 7, 2010
Gilbert T. Ray

/s/ Paul D. Thomas	Director	September 7, 2010
Paul D. Thomas

/s/ Wilhelm Zeller	Director	September 7, 2010
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
New York, New York
We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 and Note 15 to the consolidated financial statements, effective July 1, 2007, the Company adopted the provisions of Accounting for Uncertain Income Tax Positions, ASC 740-10 Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
September 7, 2010

TOWERS WATSON & CO.
Consolidated Statements of Operations
(Thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2010	2009	2008

Revenue	$2,387,829	$1,676,029	$1,760,055

Costs of providing services:
Salaries and employee benefits	1,540,417	1,029,299	1,052,992
Professional and subcontracted services	163,848	119,323	138,983
Occupancy	109,454	72,566	83,255
General and administrative expenses	220,937	172,010	185,624
Depreciation and amortization	101,084	73,448	72,428
Transaction and integration expenses	87,644	—	—

	2,223,384	1,466,646	1,533,282

Income from operations	164,445	209,383	226,773

(Loss)/income from affiliates	(1,274)	8,350	2,325
Interest income	2,950	2,022	5,584
Interest expense	(7,508)	(2,778)	(5,977)
Other non-operating income	11,304	4,926	464

Income before income taxes	169,917	221,903	229,169

Provision for income taxes	50,907	75,276	73,470

Net income before non-controlling interests	119,010	146,627	155,699

Net (loss)/income attributable to non-controlling interests	(1,587)	169	258

Net income attributable to controlling interests	$120,597	$146,458	$155,441

Earnings per share:
Net income attributable to controlling interests — basic	$2.04	$3.43	$3.65

Net income attributable to controlling interests — diluted	$2.03	$3.42	$3.50

Weighted average shares of common stock, basic (000)	59,257	42,690	42,577

Weighted average shares of common stock, diluted (000)	59,372	42,861	44,381

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Balance Sheets
(Thousands of U.S. dollars, except share data)

	June 30,
	2010	2009
Assets
Cash and cash equivalents	$600,466	$209,832
Short-term investments	51,009	—
Receivables from clients:

Billed, net of allowances of $7,975 and $4,452	421,602	190,991
Unbilled, at estimated net realizable value	215,912	111,419

	637,514	302,410

Other current assets	156,312	53,358

Total current assets	1,445,301	565,600

Fixed assets, net	227,802	174,857
Deferred income taxes	333,950	111,912
Goodwill	1,727,165	542,754
Intangible assets, net	683,487	186,233
Other assets	155,745	44,963

Total Assets	$4,573,450	$1,626,319

Liabilities
Accounts payable, accrued liabilities and deferred income	$409,141	$281,946
Reinsurance payables	164,539	—
Notes payable	201,967	—
Other current liabilities	189,966	51,716

Total current liabilities	965,613	333,662

Revolving credit facility	—	—
Accrued retirement benefits	1,061,557	292,555
Professional liability claims reserve	335,034	43,229
Other noncurrent liabilities	246,574	102,237

Total Liabilities	2,608,778	771,683

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value:
300,000,000 shares authorized; 47,160,497 and 0 issued and 47,160,497 and 0 outstanding	472	—
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 0 and 43,813,451 issued and 0 and 42,657,431 outstanding	—	438
Class B Common Stock — $.01 par value:
93,500,000 shares authorized; 27,043,196 and 0 issued and 27,043,196 and 0 outstanding	270	—
Additional paid-in capital	1,679,624	452,938
Treasury stock, at cost - 0 and 1,156,020 shares	—	(63,299)
Retained earnings	711,570	608,634
Accumulated other comprehensive loss	(436,329)	(145,073)

Total Stockholders’ Equity	1,955,607	853,638

Non-controlling interest	9,065	998

Total Equity	1,964,672	854,636

Total Liabilities and Total Equity	$4,573,450	$1,626,319

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)

	Year ended June 30,
	2010	2009	2008
Cash flows (used in)/from operating activities:
Net income	$119,010	$146,627	$155,699
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	11,759	5,355	11,207
Depreciation	69,684	59,556	56,031
Amortization of intangible assets	31,400	13,892	16,397
(Benefit)/Provision for deferred income taxes	(5,134)	14,205	11,550
Equity from affiliates	869	(8,080)	(2,324)
Stock-based compensation	52,953	932	4,054
Other, net	(9,975)	(2,474)	4,586
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(41,339)	57,991	(22,057)
Other current assets	(2,205)	3,279	443
Other noncurrent assets	50,854	(3,497)	37,080
Accounts payable, accrued liabilities and deferred income	(295,402)	(28,717)	66,431
Reinsurance payables	49,756	—	—
Accrued retirement benefits	(71,292)	(42,069)	(54,230)
Professional liability claims reserves	16,171	(5,900)	(195)
Other current liabilities	20,874	4,138	5,112
Other noncurrent liabilities	(24,050)	10,631	(1,083)
Income tax related accounts	(8,801)	1,678	(4,969)

Cash flows (used in)/from operating activities:	(34,868)	227,547	283,732

Cash flows from/(used in) investing activities:
Cash paid for business acquisitions	(200,025)	(1,185)	(138,830)
Cash acquired from business acquisitions	721,708	—	—
Purchases of fixed assets	(25,752)	(39,195)	(38,694)
Capitalized software costs	(19,632)	(23,374)	(21,904)
Purchases of available-for-sale securities	(17,789)	—	—
Redemption of available-for-sale securities	16,191	—	—
Investment in affiliates	—	(2,302)	(3,316)
Increase in restricted cash	—	—	(2,331)
Proceeds from sale of investments	10,749	—	—
Contingent proceeds from divestitures	4,486	4,926	464

Cash flows from/(used in) investing activities:	489,936	(61,130)	(204,611)

Cash flows used in financing activities:
Borrowings under credit facility	126,333	267,912	172,841
Repayments under credit facility	(125,650)	(267,912)	(277,841)
Financing of credit facility	(5,679)	—	—
Dividends paid	(15,249)	(12,785)	(12,768)
Repurchases of common stock	(34,922)	(77,443)	(82,031)
Issuances of common stock and excess tax benefit	6,068	6,509	11,046

Cash flows used in financing activities:	(49,099)	(83,719)	(188,753)

Effect of exchange rates on cash	(15,335)	2,502	(13,922)

Increase/(decrease) in cash and cash equivalents	390,634	85,200	(123,554)

Cash and cash equivalents at beginning of period	209,832	124,632	248,186

Cash and cash equivalents at end of period	$600,466	$209,832	$124,632

Supplemental disclosures:
Cash paid for interest	$2,595	$2,780	$5,951

Cash paid for income taxes, net of refunds	$58,624	$66,480	$76,234

Notes payable issued in connection with the Merger	$200,000	$—	$—

Notes payable issued in connection with the tender offer	$98,469	$—	$—

Issuance of stock in connection with the Merger	$1,357,379	$—	$—

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A		Class B					Accumulated
	Common	Class A	Common	Class B	Additional	Treasury		Other
	Stock	Common	Stock	Common	Paid-in	Stock,	Retained	Comprehensive
	Outstanding	Stock	Outstanding	Stock	Capital	at Cost	Earnings	Loss	Total
Balance at June 30, 2007	42,299	$428	—	$—	$395,521	$(22,251)	$336,101	$77,720	$787,519
Adoption of FIN 48	—	—	—	—	—	—	(3,813)	—	(3,813)
Comprehensive income:
Net income	—	—	—	—	—	—	155,441	—	155,441
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	(32,368)	(32,368)
Foreign currency translation adjustment	—	—	—	—	—	—	—	20,185	20,185

Total comprehensive income									143,258
Cash dividends declared	—	—	—	—	—	—	(12,768)	—	(12,768)
Repurchases of common stock	(1,586)	—	—	—	—	(82,031)	—	—	(82,031)
Issuances of common stock — acquisitions and contingent consideration	2,176	10	—	—	52,694	57,999	—	—	110,703
Issuances of common stock and excess tax benefit	689	—	—	—	8,466	33,061	—	—	41,527

Balance at June 30, 2008	43,578	$438	—	$—	$456,681	$(13,222)	$474,961	$65,537	$984,395
Comprehensive loss:
Net income	—	—	—	—	—	—	146,458	—	146,458
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	(79,835)	(79,835)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(130,775)	(130,775)

Total comprehensive loss									(64,152)
Cash dividends declared	—	—	—	—	—	—	(12,785)	—	(12,785)
Repurchases of common stock	(1,418)	—	—	—	—	(77,443)	—	—	(77,443)
Issuances of common stock and excess tax benefit	497	—	—	—	(3,743)	27,366	—	—	23,623

Balance at June 30, 2009	42,657	$438	—	$—	$452,938	$(63,299)	$608,634	$(145,073)	$853,638
Comprehensive loss:
Net income	—	—	—	—	—	—	62,468	—	62,468
Foreign currency translation adjustment	—	—	—	—	—	—	—	(50,218)	(50,218)

Total comprehensive income									12,250
Class A Common Stock Watson Wyatt
Cash dividends declared	—	—	—	—	—	—	(6,364)	—	(6,364)
Repurchases of common stock	(792)	—	—	—	—	(34,922)	—	—	(34,922)
Issuances of common stock and excess tax benefit	337	—	—	—	(2,090)	17,640	—	—	15,550
Stock-based compensation	—	—	—	—	69	—	—	—	69
Retirement of treasury stock	—	(16)	—	—	(80,565)	80,581	—	—	—

Balance at December 31, 2009	42,202	$422	—	$—	$370,352	$—	$664,738	$(195,291)	$840,221
Merger of Towers Perrin and Watson Wyatt
Class A Common Stock Towers Watson
Stock issued for consideration of Merger:
Issuance of Class A Restricted shares	4,249	43	—	—	43,686	—	—	—	43,729
Issuance of Class B1-B4 shares	—	—	29,483	294	1,313,356	—	—	—	1,313,650
Cash dividends declared	—	—	—	—	—	—	(11,297)	—	(11,297)
Issuances of common stock and excess tax benefit	536	7	—	—	(2,210)	—	—	—	(2,203)
Stock-based compensation	—	—	—	—	52,884	—	—	—	52,884
Repurchases of Class B-1 shares from tender offer	—	—	(2,267)	(24)	(98,444)	—	—	—	(98,468)
Acceleration of Class B shares to Class A shares	173		(173)
Comprehensive Income:
Net income	—	—	—	—	—	—	58,129	—	58,129
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	(163,105)	(163,105)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(1,986)	(1,986)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	98	98
Foreign currency translation adjustment	—	—	—	—	—	—	—	(76,045)	(76,045)

Total comprehensive loss									(182,909)

Balance at June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$—	$711,570	$(436,329)	$1,955,607

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Notes to the Consolidated Financial Statements
(Tabular Amounts in Thousands of U.S. Dollars Except Share and Per Share Data)
Note 1 — Summary of Significant Accounting Policies
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. (“Towers Watson”, the “Company” or “we”). Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc., and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this Report.
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56% of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. Towers Watson’s consolidated financial statements for the fiscal year ended June 30, 2010 include the results of Towers Perrin’s operations beginning January 1, 2010.
Nature of the Business — Towers Watson is a leading global professional services firm focused on providing consulting and other professional services related to employee benefits, human capital and risk and financial management. We provide advisory services on critical human capital management issues to help our clients effectively manage their costs, talent and risk. Our fiscal year ends on June 30th.
Principles of Consolidation — Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for billed and unbilled receivables from clients, discretionary compensation, income taxes, pension and post-retirement assumptions, incurred but not reported claims, and goodwill and intangible assets.
Cash and Cash Equivalents —We consider primarily all instruments that are readily convertible to known amounts of cash and near their maturity to present insignificant interest rate risk to changes in value to be cash equivalents. Included in cash are amounts payable to reinsurance carriers or clients, net of our earned commissions. As agents for various reinsurance carriers, we hold these funds and are permitted to invest this cash pending remittance to carriers or clients.
Marketable Securities — Our investments are classified at the time of purchase as either available-for-sale or held-to-maturity, and reassessed as of each balance sheet date. Our marketable securities consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income net of tax, until realized. When realized, we recognize gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations. We include interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other income, net in the consolidated statements of operations. We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information. Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities.

Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables includes reinsurance intermediary amounts due to us and reinsurance advances. Reinsurance advances represent instances where we advance premiums, refunds or claims to reinsurance underwriters or parties to reinsurance contracts prior to collection. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $8.0 million and $4.5 million as of June 30, 2010 and 2009, respectively. Allowance for unbilled receivables was $11.7 million and $9.1 million as of June 30, 2010 and 2009, respectively.
Revenue Recognition — Revenue includes fees primarily generated from consulting services provided. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.
Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method. We typically have three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.
We have non-recurring system projects that are longer in duration and subject to more changes in scope as the project progresses. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly. Certain subscription contracts generally provide that if the client terminates a contract, we are entitled to payment for services performed through termination.
Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. We have experienced certain costs in excess of estimates from time to time. Management believes that it is rare, however, for these excess costs to result in overall project losses.
We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with generally accepted accounting principles as capitalized software. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of a software engagement.
In connection with the Merger, we acquired the reinsurance brokerage business of Towers Perrin. In our capacity as a reinsurance broker, we collect premiums from reinsureds and, after deducting our brokerage commissions, we remit the premiums to the respective reinsurance underwriters on behalf of reinsureds. In general, compensation for reinsurance brokerage services is earned on a commission basis. Commissions are calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognize brokerage services revenue on the later of the inception date or billing date of the contract. In addition, we hold cash needed to settle amounts due reinsurers or reinsureds, net of any commissions due to us, pending remittance to the ultimate recipient. We are permitted to invest these funds in high quality liquid instruments.
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
Income Taxes —We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the use of the asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-

than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities positions. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
Foreign Currency Translation — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.
Fair Value of Financial Instruments — The carrying amount of our cash and cash equivalents, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments. The investments are available-for-sale securities held at estimated fair value with maturities of less than three years. There were no borrowings outstanding under our revolving credit agreement at June 30, 2010.
Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist principally of certain cash and cash equivalents, and receivables from clients. We invest our excess cash in financial instruments that are rated in the highest short-term rating category by major rating agencies. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.
Correction of Statements of Cash Flows — In fiscal year 2010, we corrected the presentation of borrowings and repayments under the credit facility for each of the prior years presented. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with ASC 230. The correction had no effect on net cash used in financing activities.
Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. This liability was $222.3 million and $36.6 million at June 30, 2010 and 2009, respectively.
Stock-based Compensation —During fiscal years 2010, 2009 and 2008, we recognized compensation expense of $58.0 million or $0.98 per diluted share, $1.0 million or $0.02 per diluted share and $4.8 million or $0.11 per diluted share, respectively, in connection with our stock-based compensation plans. This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of our accrual for discretionary compensation.
The total income tax benefit recognized in the income statement for the exercise of non-qualified stock options, vesting of restricted stock units and the award of stock purchase plan shares was $28 thousand, $37 thousand and $2.2 million for fiscal years 2010, 2009 and 2008, respectively.
Earnings per Share (“EPS”)— We adopted guidance under ASC 260, Earnings per Share, relating to the two-class method of presenting EPS. This guidance addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. ASC 260-10-45-60 requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. The adoption had no impact on previously reported basic or diluted EPS.
Goodwill and Intangible Assets— In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of June 30. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of June 30, and whenever indicators of impairment exist.
The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. In estimating the fair value of a reporting unit, we used valuation techniques that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units. As the fair value of our reporting units exceeds their carrying value, we do not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2010, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
Adopted
ASC 715-10-50, Employers’ Disclosures about Postretirement Benefit Plan Assets, provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. This adoption did not have a material impact on our financial position or results of operations.
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.
ASC 805, Business Combinations which is a revision of accounting provisions that changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 350-30-35-1, Determination of the Useful Life of Intangible Assets amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, Goodwill and Other Intangible Assets. ASC 805-20-25-18A, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of ASC 805, Business Combinations. We adopted these provisions on July 1, 2009 and as a result, expensed to transaction and integration expenses $6.0 million of capitalized transaction expenses incurred before adoption.
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $169 thousand and $258 thousand for the fiscal year ended June 30, 2009 and 2008, which was previously including in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.
ASC 815-10-50, SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. We adopted these provisions on July 1, 2009.

ASC 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted these provisions for financial assets and liabilities on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009. These adoptions did not have a material impact on our financial position or results of operations.
Not yet adopted
ASC 810 Amendments to FASB Interpretation No. 46 (R) which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010 and we do not anticipate that the adoption of these provisions will have a material impact on our financial position or results of operations.
Note 2 — Merger with Towers Perrin
The strategic reason for the Merger of Watson Wyatt and Towers Perrin to form Towers Watson was to combine the strengths and a strong set of complementary services of the legacy firms to drive growth and result in a larger global presence and market share gains across all of our business lines.
Consideration Exchanged
The consummation of the Merger resulted in the following:
•	Each share of Watson Wyatt Class A common stock, par value $0.01 per share issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Towers Watson Class A common stock, par value $0.01 per share (the “Class A Common Stock”). In addition, outstanding deferred rights to receive Watson Wyatt Class A common stock were converted into the right to receive an equal number of shares of Towers Watson Class A common stock, and outstanding options to purchase Watson Wyatt Class A common stock were assumed by Towers Watson and converted on a one-for-one basis into fully vested options to purchase shares of Towers Watson Class A common stock with the same exercise price as the underlying Watson Wyatt options.
•	Each share of Towers Perrin common stock, par value $0.50 per share, issued and outstanding immediately prior to the Merger was converted into the right to receive 545.627600377 fully paid and nonassessable shares of Towers Watson common stock, which ratio was determined at the time of the Merger in accordance with the Merger Agreement. Shares of Towers Watson common stock issued to Towers Perrin shareholders (other than 209,013 shares issued to Towers Perrin shareholders located in certain countries (as detailed below) and other than shares issued to Towers Perrin shareholders who elected to receive a portion of their Merger Consideration as shares of Towers Watson’s Class R common stock, par value $0.01 per share) have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Class B-1 common stock- January 1, 2011
Class B-2 common stock- January 1, 2012
Class B-3 common stock- January 1, 2013
Class B-4 common stock- January 1, 2014
•	In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their merger consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.
•	Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by Towers Watson’s executive committee) and receive a portion of their Merger consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R common stock would not exceed $400 million, shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 common stock in exchange for their shares of Towers Perrin common stock that were not exchanged for shares of Towers Watson Class R common stock due to proration or because the Towers Perrin shareholder elected to receive less than 100% of his or her Merger consideration in the form of Towers Watson Class R common stock. As noted above, shares of Towers Watson Class B-1 common stock will automatically convert into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.
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
The Towers Watson common stock and Towers Watson Notes issued in conjunction with the Merger were registered under the Securities Act of 1933, as amended, pursuant to Towers Watson’s Registration Statement on Form S-4/A (Registration No. 333-161705) filed with the SEC, and declared effective on November 9, 2009. The Class A Common Stock is listed on The New York Stock Exchange and The NASDAQ Global Select Market under the ticker symbol “TW”, and began trading on January 4, 2010.
Fair Value of Consideration
The Merger has been accounted for using the acquisition method of accounting as prescribed in ASC 805, Business Combinations. The total consideration of $1.8 billion is comprised of $200 million of cash and $200 million of notes payable to Class R shareholders and of stock consideration for the following: Class A shares for certain foreign shareholders of $9.9 million, Restricted Class B-1, B-2, B-3 and B-4 shares of $1.3 billion and Restricted Class A shares of $43.7 million.
The consideration given in the form of cash and notes payable was measured in the amount of cash paid and notes payable issued. According to ASC 805 the fair value of the securities traded in the market the day before the merger is consummated is used to determine the fair value of the equity consideration. As accounting predecessor, Watson Wyatt’s closing share price on the NYSE on December 31, 2009 of $47.52 was used to determine the fair value of equity consideration. The equity consideration for the Class A shares to certain foreign shareholders of $9.9 million is valued at $47.52 multiplied by 209,013, the shares issued. The estimated fair value of the restricted Class B1-B4 shares of

$1.3 billion was calculated at $47.52 multiplied by 29,483,008, the shares issued and using a discount to approximate the fair value of the one-, two-, three- and four-year period of restriction lapse until the shares are converted into freely tradable Towers Watson Class A common stock. The estimated fair value of the Restricted Class A shares of $43.7 million includes (i) the vested portion of the Towers Perrin restricted stock units, which was earned by employees related to the service condition from grant date in October 2009 until January 1, 2010, the date of the Merger, valued at $47.52 per share and (ii) 10% of the unvested portion of the Towers Perrin restricted stock units, which is the estimate of forfeitures that will result from employees not fulfilling the service condition during the three year vesting post-Merger, which will be proportionately distributed to Class F shareholders, the Towers Perrin shareholders as of the Merger date.
PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As of December 31, 2009, Watson Wyatt’s investment in PCIC was $13.7 million. Towers Watson’s financial statements as of and for fiscal year ended June 30, 2010, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC for the six month period ended December 31, 2009, which resulted in a recording a loss from affiliates of $113 thousand.
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
Fair value of net assets acquired and intangibles
According to ASC 805, the assets acquired and liabilities of Towers Perrin assumed by Towers Watson were recorded at their respective fair values as of the Merger, January 1, 2010. The valuation and determination of estimated fair value include significant estimates and assumptions. Management also evaluated the methodology and valuation models to determine the estimated useful lives and amortization method.
Customer relationships
Customer relationship intangible was identified separate from goodwill based on determination of the length, strength and contractual nature of the relationship that Towers Perrin shared with its clients. This customer relationship information was analyzed via the application of the multi-period excess earnings method, an income approach. Significant assumptions used in the income approach are revenue growth, retention rate, operating expenses, charge for contributory assets and trade name and the discount rate used to calculate the present value of the cash flows. The customer relationship, valued at $140.8 million, is amortized on an accelerated amortization basis over the estimated useful life of 12 years which correlated to the years of material results included in the income approach model.
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
Developed technology
Developed technology identified separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities or by clients. Developed technology can provide significant advantages to the owner in terms of product differentiation, cost advantages and other competitive advantages. Three external-use technologies of Towers Perrin: MoSes, EVALUE and the Global Compensation technology are offered for sale or subscription and have associated revenue streams. In addition, 22 internally developed technology applications were identified as primary applications used in Towers Perrin’s business but did not have associated revenue streams. The external-use technologies, for which revenue sources were directly identified, were valued by applying the multi-period excess earnings method, an income approach. The internal-use technologies were valued by applying the cost to replicate method, a cost approach. Significant assumptions used in the multi-period excess earnings method were revenue growth, decay rate, cost of revenue, operating expenses, charge for use of contributory assets and trade name and discount rate used to calculate the present value of the cash flows. The external-use technology, valued at $58.2 million, is amortized on an accelerated basis over a weighted-average useful life of 3.6 years. Significant assumptions used in the cost to replicate method were cost to replace including the number and skill level of man hours and cost per hour based on fully burdened salary of staff; profit margin if the work were performed by a third party; and obsolescence factor. The internal-use technology, valued at $67.2 million, is amortized on a straight-line basis over the weighted-average estimated useful life of 4.2 years.
Favorable and unfavorable lease contracts
Assets and liabilities for favorable and unfavorable lease contracts were identified separately from goodwill related to 39 of Towers Perrin’s real estate leases agreements. The assets and liabilities were valued by comparing cash obligations for lease agreements to the estimated market rent at the time of the transactions. The resulting favorable or unfavorable positions are recorded gross as assets or liabilities on the balance sheet. Significant assumptions used in the valuation were market rent, annual escalation percentages based on current inflation rates and a discount rate used to calculate the present value of the cash flows. Both the assets for favorable lease agreements, valued at $11.1 million, and the liabilities for unfavorable lease agreements, valued at $28.6 million, are amortized on a straight-line basis over the life of the respective lease to occupancy costs. The weighted-average estimated useful life for the leases is 7.3 years.
As of the date of the filing of this annual report, the initial accounting for this business combination is not yet complete. In particular, we are currently performing an assessment of the key internally developed and developed technology software for internal use and for sale acquired from Towers Perrin. The assessment will involve decisions regarding duplicate, overlapping systems or preferred technology of the two legacy companies, which could lead to a decision to cease-use of a system. In addition, the fair value of fixed assets is currently being evaluated. Although we do not anticipate any significant adjustments, to the extent that the estimates used need to be refined, we will do so upon making that determination but not later than one year from the business combination date.
The table below sets forth a preliminary estimate of the Merger consideration transferred to Towers Perrin shareholders and the preliminary estimate of tangible and intangible net assets received in the Merger:

	January 1, 2010
	(In thousands, except share and per share data)
Calculation of Consideration Transferred
Cash paid			$200,000
Notes payable issued to Towers Perrin shareholders			200,000
Towers Perrin shares converted to Towers Watson shares	42,489,840
Less Class R shares	(8,548,835)
Less 10% of consideration in RSUs	(4,248,984)

Shares of Towers Watson stock issued		29,692,021
Closing price of Watson Wyatt stock, December 31, 2009		$47.52
Average discount for restricted stock		7%

Aggregate fair value of the Towers Watson common stock issued			1,313,650
Fair value of RSUs assumed in the Merger			43,729

Total consideration transferred			$1,757,379

Estimated Tangible and Intangible Net Assets:
Current assets		$1,002,567
Other non-current assets		221,131
Identifiable intangible assets		552,785
Deferred tax asset, net		138,850
Current liabilities		(671,866)
Other long-term liabilities		(760,708)
Goodwill		1,274,620

Total estimated tangible and intangible net assets			$1,757,379

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the fiscal years ended June 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. The unaudited pro forma combined financial information shows the impact of the business combination on Watson Wyatt and Towers Perrin’s historical results of operations. Included in the pro forma results and in the historical results of operations of Towers Watson is approximately $750 million of revenue and $20 million of earnings of the legacy firm Towers Perrin for the six months ended June 30, 2010. The unaudited pro forma combined statements of operation are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future. We do not assume any benefits from any cost savings or synergies expected to result from the Merger, except for any cost savings or synergies we actually realized for the six-month period ended June 30, 2010.

The unaudited pro forma combined statements of operations are as follows:

	Year Ended June 30,
	2010	2009

	(In thousands)
Revenue	$3,180,916	$3,251,323

Costs of providing services:
Salaries and employee benefits	2,146,211	2,236,462
Professional and subcontracted services	243,752	293,292
Occupancy	146,695	144,392
General and administrative expenses	268,808	352,109
Depreciation and amortization	131,599	136,514

	2,937,065	3,162,769

Income from operations	243,851	88,554

(Loss)/income from affiliates	(1,085)	294
Interest income	4,731	8,567
Interest expense	(11,991)	(12,160)
Other non-operating income	16,585	19,810

Income before income taxes	252,091	105,065
Provision for income taxes	67,918	64,157

Net income before non-controlling interests	$184,173	$40,908
Net (loss)/income attributable to non-controlling interests	$(2,146)	$4,515

Net income attributable to controlling interests	$186,319	$36,393

Note 3 — Short-Term Investments
Short-term investments are available-for-sale securities that consist of corporate bonds. As of June 30, 2010, additional information on available-for-sale securities balances are provided in the following table. There were no available-for-sale securities as of June 30, 2009.

	June 30, 2010
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Short-term investments: due in one year or less	$50,585	$424	$51,009
Non-current assets: due in one through five years	60,142	1,956	62,098
Proceeds from sales of investments for available-for-sale securities during the fiscal year 2010 were $16.2 million, resulting in a loss of $10 thousand. There were no investments that have been in a continuous loss position for more than one year, and there have been no other than temporary impairments recognized.

Note 4 — Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.
The components of fixed assets are as follows:

	June 30,
	2010	2009
Furniture, fixtures and equipment	$172,899	$147,460
Computer software	239,647	212,172
Leasehold improvements	157,554	105,618

	570,100	465,250
Less: accumulated depreciation and amortization	(342,298)	(290,393)

Fixed assets, net	$227,802	$174,857

Total unamortized computer software costs were $108.4 million, $101.9 million and $106.4 million as of June 30, 2010, 2009 and 2008, respectively. Total amortization expense for computer software was $33.9 million, $31.0 million and $26.5 million for fiscal years 2010, 2009 and 2008, respectively. Total depreciation expense was $35.8 million, $28.6 million and $29.5 million for fiscal years 2010, 2009 and 2008, respectively.
Note 5 — Goodwill and Intangible Assets
The carrying amount of goodwill for the fiscal years ended June 30, 2010 and 2009 are as follows:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	All Other	Total
Balance as of June 30, 2008	$459,430	$138,476	$35,056	$1,214	$634,176
Goodwill acquired	472	49	664	—	1,185
Translation adjustment	(64,948)	(22,583)	(5,076)	—	(92,607)

Balance as of June 30, 2009	394,954	115,942	30,644	1,214	542,754

Goodwill acquired and contingent payments	825,975	368,365	80,301	—	1,274,641
Translation adjustment	(63,424)	(22,336)	(4,470)	—	(90,230)

Balance as of June 30, 2010	$1,157,505	$461,971	$106,475	$1,214	$1,727,165

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2010 and 2009:

	Trademark	Customer			Favorable
	& trade	related	Core/developed	Non-compete	lease
	name	intangible	technology	agreements	agreements	Total
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	—	$236,767
Intangible assets acquired	—	—	—	—	—	—
Amortization	(198)	(8,763)	(4,408)	(523)	—	(13,892)
Translation adjustment	(21,176)	(13,986)	(1,439)	(41)	—	(36,642)

Balance as of June 30, 2009	100,511	78,843	6,757	122	—	186,233

Intangible assets acquired	275,500	140,800	125,400	—	11,085	552,785
Amortization	—	(18,087)	(13,170)	(120)	(1,495)	(32,872)
Translation adjustment	(9,218)	(12,750)	(261)	(2)	(428)	(22,659)

Balance as of June 30, 2010	$366,793	$188,806	$118,726	$—	$9,162	$683,487

The intangible unfavorable lease liability recorded as a result of acquisition accounting as of January 1, 2010 was $28.6 million with a reduction to rent expense of $2.2 million and translation of $0.4 million for an ending balance of $26.0 million as of June 30, 2010. For the fiscal year ended June 30, 2010, 2009 and 2008 we have not recorded any impairment losses to goodwill or intangibles.

The following table reflects the rent offset resulting from the amortization of the net lease intangible assets and liabilities for subsequent fiscal years as follows:

Fiscal year ending June 30,	Amount
2011	$(1,616)
2012	(2,833)
2013	(2,486)
2014	(2,125)
2015	(1,893)
Thereafter	(5,878)

Total	$(16,831)

The following table reflects the carrying value of intangible assets at June 30, 2010 and 2009:

	Fiscal year 2010		Fiscal year 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$367,195	$402	$100,913	$402
Customer related intangibles	237,072	48,266	108,821	29,978
Core/developed technology	148,664	29,938	23,525	16,768
Non-compete agreements	1,275	1,275	1,273	1,151
Favorable lease agreements	10,657	1,495	—	—

Total intangible assets	$764,863	$81,376	$234,532	$48,299

A component of the change in the gross carrying amount of trademark and trade name, customer related intangibles and core/developed technology reflects foreign currency translation adjustments between June 30, 2009 and June 30, 2010. These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
Certain trade-mark and trade-name intangibles have indefinite useful lives and are not amortized.
The weighted average remaining life of amortizable intangible assets at June 30, 2010, was 8.6 years. Future estimated amortization expense is as follows:

Fiscal year ending June 30,	Amount
2011	$47,646
2012	47,740
2013	43,457
2014	37,120
2015	30,181
Thereafter	101,388

Total estimated amortization expense	$307,532

Note 6 — Fair Value Measurements
We have categorized our financial instruments into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial assets recorded in the accompanying consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
Level 2 — Financial assets and liabilities whose values are based on the following:

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
Level 3 — Financial assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010. There were no assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

	Fair Value Measurements on a Recurring Basis at
	June 30, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$6,196	(a)	$44,813	(a)	$—	$51,009
Other current assets	—		768	(b)	—	768
Other non-current assets	6,278	(a)	62,098	(a)	—	68,376

Liabilities:
Accounts payable, accrued liabilities and deferred income	—		4,277	(b)	—	4,277

(a)	Available-for-sale securities consist of US treasury securities, commercial paper, and corporate fixed income securities.

(b)	Primarily foreign exchange forward contracts and foreign exchange options.
We recorded a loss of $0.1 million for the fiscal year ended June 30, 2010, under general and administrative expenses in the consolidated statements of operations related to the changes in the fair value of its financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges which are still held at June 30, 2010. There was no gain or loss recorded in the consolidated statements of operations for available-for-sale securities still held at June 30, 2010.
To determine the fair value of our foreign exchange forward contracts and foreign exchange options, we receive a quoted value from the counterparty for each contract. The quoted price we receive is a Level 2 valuation based on observable quotes in the marketplace for the underlying currency. We use these underlying values to estimate amounts that would be paid or received to terminate the contracts at the reporting date based on current market prices for the underlying currency.
The available-for-sale securities are valued using quoted market prices as of the end of the trading day. We monitor the value of the investments for other-than-temporary impairment on a quarterly basis.
Note 7 — Derivative Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, we enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.
Derivative transactions are governed by our established set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. We also evaluate new and existing transactions and agreements to determine if they require derivative accounting treatment. Positions are monitored using fair market value and sensitivity analyses.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to us. We have established strict counterparty credit guidelines and enters into transactions only with financial institutions with securities of investment grade or better. We monitor counterparty exposures and review any downgrade in credit rating. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.

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
There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the derivative does not qualify for hedge accounting, we consider the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in general and administrative expenses. At June 30, 2010, we had entered into foreign currency cash flow hedges and economic hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a foreign currency hedge by documenting the relationship between the derivative and the hedged item. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. We assess the ongoing effectiveness of our hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.
For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in other comprehensive income, as a component of shareholders’ investment, and subsequently reclassified to general and administrative expenses. The ineffective portion of a cash flow hedge is recognized immediately in general and administrative expenses.
We discontinue hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) we determine that the hedging transaction is no longer highly effective, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.
When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge we continue to carry the derivative in the accompanying consolidated balance sheet at its fair value, recognize subsequent changes in the fair value of the derivative in current-period general and administrative expenses, and continue to defer the derivative gain or loss in other comprehensive income or loss until the hedged forecasted transaction affects expenses. If the hedged forecasted transaction is not likely to occur in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss is reclassified immediately to general and administrative expenses.
Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. At June 30, 2010, the longest outstanding maturity was twenty-nine months. As of June 30, 2010, a net $3.3 million pretax loss has been deferred in other comprehensive loss, $2.2 million of which is expected to be reclassified to general and administrative expenses in the next twelve months. Deferred gains or losses will be reclassified from other comprehensive loss to general and administrative expenses when the hedged revenue is recognized. During the fiscal year ended June 30, 2010, we recognized no material gains or losses due to hedge ineffectiveness within general and administrative expenses in the consolidated statement of operations. We also use derivative financial contracts, principally foreign exchange forward contracts to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies.
At June 30, 2010, we had cash flow hedges with a notional value of $87.7 million to hedge revenue cash flows. We determine the fair value of its foreign currency derivatives based on quoted prices received from the counterparty for each contract which we evaluate using pricing models whose inputs are observable. The net fair value of derivatives held as of June 30, 2010 was a liability of $3.5 million. See Note 6 for further information regarding the determination of fair value.

The fair value of our derivative instruments held at June 30, 2010 and their location in the consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$731	Accounts payable, accrued liabilities and deferred income	$(4,100)
Foreign exchange options	Other current assets	37	Accounts payable, accrued liabilities and deferred income	(94)

Total derivatives designated as hedging instruments		768		(4,194)

Derivatives not designated as hedging instruments:
Foreign exchange options	Other current assets	—	Accounts payable, accrued liabilities and deferred income	(83)

Total derivatives not designated as hedging instruments		—		(83)

Total derivatives		$768		$(4,277)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the fiscal year ended June 30, 2010 is as follows:

Loss recognized in
				Location of loss	income
				recognized in	(ineffective
	Loss	Location of loss	Loss	income (ineffective	portion and
	recognized	reclassified	reclassified	portion and amount	amount
	in OCI	from OCI into	from OCI into	excluded from	excluded from
Derivatives designated as	(effective	income (effective	income (effective	effectiveness	effectiveness
hedging instruments:	portion)	portion)	portion)	testing)	testing)

Foreign exchange forwards	$(3,335)	General and administrative expenses	$(266)	General and administrative expenses	$(65)
Foreign exchange options	(207)	General and administrative expenses	—	General and administrative expenses	(32)

Total	$(3,542)		$(266)		$(97)

At June 30, 2010, we had $1.5 million of notional value of derivatives, as economic hedges primarily to hedge intercompany loans that do not receive hedge accounting treatment. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal year ended June 30, 2010 are as follows:

	Location of gain (loss)	Gain (loss)
Derivatives not designated	recognized	recognized
as hedging instruments:	in income	in income

Foreign exchange forwards	General and administrative expenses	$1,869
Foreign exchange options	General and administrative expenses	(350)

Total		$1,519

Note 8 — Accounts Payable and Accrued Liabilities, Including Discretionary Compensation
Accounts payable and accrued liabilities consist of:

	June 30,
	2010	2009
Accounts payable and accrued liabilities	$138,654	$77,410
Accrued salaries and bonuses	150,761	162,351
Deferred revenue	119,726	42,185

Total accounts payable, accrued liabilities and deferred income	$409,141	$281,946

Note 9 — Leases
We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease within occupancy expenses in the statement of operations, with an offset to deferred rent liabilities recorded in the consolidated balance sheet. Rental expense was $107.3 million, $78.4 million and $90.1 million for fiscal years 2010, 2009 and 2008, respectively, inclusive of operating expenses related to such space and equipment. We have entered into sublease agreements for some of our excess leased space. Sublease income was $1.3 million, $1.0 million and $0.6 million for fiscal years 2010, 2009 and 2008, respectively.
Future minimum lease payments for the operating lease commitments which have not been reduced by cumulative anticipated cash inflows for sublease income of $4.9 million are:

Lease
Fiscal Year	Commitments
2011	$113,771
2012	100,180
2013	84,958
2014	72,011
2015	61,359
Thereafter	195,760

Total	$628,039

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.
Note 10 — Retirement Benefits
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-employment benefit or “OPEB” plans in North America and Europe. These funded and unfunded plans represent 98% of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 2% of the liability.
Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. Beginning January 2008, Watson Wyatt made changes to the plan in the United Kingdom related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for associates hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the associate, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.

The legacy Towers Perrin pension plans in the United States accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula benefits are based on a percentage of each year of the associate’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. Plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans has historically been December 31, but has been changed to June 30 as a result of the Merger.
The disclosures for the European plans are shown separately because the amounts are material relative to North American plans and the assumptions used in the European plans are significantly different than those used in the North American plans.
The determination of Towers Watson’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on Towers Watson’s pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into Towers Watson’s pension expense over the average remaining service period of participating associates. Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer comparisons.
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost. We accrue the excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions.
The following table sets forth our projected pension contributions for fiscal year 2011, as well as the pension contributions to our various plans in fiscal years 2010 and 2009:

	2011	2010	2009
	(Projected)	(Actual)	(Actual)
U.S.	$30,000	$30,000	$30,000
Canada	8,428	4,388	1,359
Europe	20,285	21,020	23,872
The fair value of plan assets is based on the market value of securities that are in the pension portfolio, which vary by country. To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.
Assumptions Used in the Valuations of the Defined Benefit Pension Plans
The following assumptions were used in the valuations of Towers Watson’s defined benefit pension plans. The assumptions presented for the North American plans represent the weighted-average of rates for all U.S. and Canadian plans. The assumptions presented for Towers Watson’s European plans represent the weighted-average of rates for the U.K., Germany and Netherlands plans. In relation to the acquisition of Towers Perrin on January 1, 2010, the legacy plans of Towers Perrin have been included in the assumptions as of and for the year ended June 30, 2010. The assumptions as of and for the years ended June 30, 2009 and 2008 represent only the legacy Watson Wyatt plans.
The assumptions used to determine net periodic benefit cost for the fiscals years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30, 2010		Year Ended June 30, 2009		Year Ended June 30, 2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2010 and 2009:

	June 30,2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Discount rate	5.86%	5.25%	7.21%	6.29%
Rate of increase in compensation levels	3.88%	3.88%	3.29%	5.15%
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30, 2010		Year Ended June 30, 2009		Year Ended June 30, 2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Service cost	$38,068	$9,844	$24,771	$7,538	$30,592	$10,813
Interest cost	95,845	30,631	48,504	22,759	44,918	22,966
Expected return on plan assets	(93,257)	(27,078)	(50,725)	(20,945)	(55,622)	(24,427)
Amortization of transition obligation	—	—	—	—	(65)	—
Amortization of net unrecognized losses/(gains)	15,275	2,615	8,649	(328)	6,222	(2,806)
Amortization of prior service cost/(credit)	(1,623)	41	(2,279)	42	(2,594)	22
Other adjustments and settlements	2,293	924	—	120	—	115

Net periodic pension cost	$56,601	$16,977	$28,920	$9,186	$23,451	$6,683

Changes in plan assets and benefit obligations were recognized during fiscal 2010 and 2009 and have been included as changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	2010		2009
	North		North
	America	Europe	America	Europe
Current year actuarial loss	$220,113	$37,501	$84,449	$44,288
Amortization of actuarial loss	(15,275)	(2,615)	(8,649)	328
Amortization of prior service credit (cost)	1,623	(41)	2,279	(42)
Settlement	(2,293)	(64)	—	—
Other	1,320	(4,638)	(998)	1,289

Total recognized in other comprehensive income	$205,488	$30,143	$77,081	$45,863

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2011 for the Company’s defined benefit pension plans are shown below:

	2011
	North
	America	Europe
Actuarial loss	$25,229	$5,340
Prior service (credit) cost	(1,624)	39

Total	$23,605	$5,379

The following table provides a reconciliation of the changes in the qualified plans projected benefit obligations and fair value of assets for the years ended June 30, 2010 and 2009, and a statement of funded status as of June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$593,725	$355,701	$612,618	$403,114
Service cost	30,420	7,656	19,011	6,960
Interest cost	77,536	27,501	41,480	21,328
Actuarial (gains)/losses	195,603	61,309	(48,552)	(2,302)
Benefit payments	(65,263)	(19,760)	(22,667)	(5,411)
Acquisition/business combination/divestiture	1,139,366	239,603	—	—
Plan amendments & other	—	2,513	—	779
Foreign currency adjustment	3,495	(57,158)	(8,165)	(68,767)

Benefit obligation at end of year	$1,974,882	$617,365	$593,725	$355,701

Change in Plan Assets
Fair value of plan assets, beginning of year	$517,322	$315,769	$598,463	$384,617
Actual return on plan assets	103,850	55,514	(81,791)	(26,080)
Company contributions	34,388	21,020	31,359	25,696
Benefit payments	(65,263)	(19,760)	(22,667)	(5,411)
Participant contributions	—	1,820	—	1,924
Acquisition/business combination/divestiture	1,239,101	241,953	—	—
Other	—	(166)	—	630
Foreign currency adjustment	2,606	(53,608)	(8,042)	(65,607)

Fair value of plan assets, end of year	$1,832,004	$562,541	$517,322	$315,769

Funded status at end of year	$(142,878)	$(54,824)	$(76,403)	$(39,932)

Accumulated Benefit Obligation	$1,897,011	$601,461	$554,695	$317,751

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Amounts recognized in Consolidated Balance Sheets consist of :
Noncurrent assets	$45,949	$2,568	$—	$6,490
Noncurrent liabilities	(188,827)	(57,392)	(76,403)	(46,422)

Net Amount Recognized	$(142,878)	$(54,824)	$(76,403)	$(39,932)

Amounts recognized in Accumulated Other Comprehensive Income consist of :
Net actuarial loss/(gain)	$329,076	$65,553	$157,022	$39,669
Net prior service cost/(credit)	(9,628)	572	(11,043)	673

Accumulated Other Comprehensive Income	$319,448	$66,125	$145,979	$40,342

The following table provides a reconciliation of the changes in the North American and European non-qualified plans projected benefit obligations for the years ended June 30, 2010 and 2009, and a statement of funded status as of June 30, 2010 and 2009. The non-qualified plans reflect only the U.S., Canadian and German plans and are unfunded.

	June 30,
	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of year	$126,922	$127,297
Service cost	9,836	6,338
Interest cost	21,439	8,455
Actuarial (gains)/losses	39,032	1,243
Benefit payments	(37,003)	(11,654)
Acquisition/business combination/divestiture	480,337	—
Other	698	—
Foreign currency adjustment	(13,787)	(4,757)

Benefit obligation, end of year	$627,474	$126,922

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	37,003	11,654
Benefit payments	(37,003)	(11,654)
Participant contributions	—	—
Foreign currency adjustment	—	—

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(627,474)	$(126,922)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(81,743)	(10,743)
Noncurrent liabilities	(545,731)	(116,179)

Net Amount Recognized	$(627,474)	$(126,922)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss/(gain)	$39,517	$3,438
Net prior service cost/(credit)	(903)	(1,136)
Net transition obligation/(asset)	—	—

Accumulated Other Comprehensive Income	$38,614	$2,302

Projected Benefit Obligation	$627,474	$126,922
Accumulated Benefit Obligation	606,529	108,087
Fair value of plan assets	—	—
Our investment strategy is designed to generate returns that will reduce the interest rate risk inherent in each of the plans’ liabilities and enable each of the plans to meet its future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan’s members and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment.
Each pension plan seeks to achieve total returns both sufficient to meet expected future obligations as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its targeted strategic asset allocation. Each plan’s targeted strategic allocation to each asset class is determined through a plan-specific Asset-Liability Modeling study. These comprehensive studies provide an evaluation of the projected status of asset and liability measures for each plan under a range of both positive and negative environments. The studies include a number of different asset mixes, spanning a range of diversification and potential equity exposures.
In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, and the benefits of diversification among multiple asset classes. Consideration is also given to the proper long-term level of risk for each plan, particularly with respect to the long-term nature of each plan’s liabilities, the impact of asset allocation on investment results, and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plan’s recognition of investment experience.
For the legacy Watson Wyatt funded plans, the targeted equity allocation as of June 30, 2010 is 55% in the U.S. plan, 65% in the Canadian plan, 30% in the Netherlands plan, and 46% in the U.K. plan.

For the legacy Towers Perrin funded plans, the targeted equity allocation as of June 30, 2010 is 60% in the U.S. plan, 50% in the Canadian plan and 60% in the U.K. plan. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.
The U.S. and Canadian plans of legacy Towers Perrin employ a smoothed value of assets in calculating pension expense. This smoothed value recognizes the impact of deviations from the assumed rate of return on the non-fixed income portion of the portfolio over a five-year period. However, the smoothed value of the non-fixed income portion of plan assets must be within a corridor between 80% and 120% of the fair value. Fixed income investments are valued at market.
The investments of the legacy Watson Wyatt plans are valued at fair market value.
We monitor investment performance and portfolio characteristics on a quarterly basis to ensure that managers are meeting expectations with respect to their investment approach. With the exception of securities issued by the U.S. Government and its agencies, no single issue is to comprise more than 5% of the portfolio’s value although index fund managers are exempt from the security weighting constraints. There are also various restrictions and controls placed on managers including prohibition from investing in our stock.
The expected return on assets assumption is developed in conjunction with advisors and using our asset model that reflects a combination of rigorous historical analysis and the forward-looking views of the financial markets as revealed through the yield on long-term bonds, the price earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages. The fair value of our North American and European plan assets by asset category at June 30, 2010 are as follows (see Note 6 for a description of the fair value levels):

	Fair Value Measurements on a Recurring Basis at June 30, 2010
	Level 1		Level 2				Level 3		Total
	North		North				North
	America	Europe	America		Europe		America	Europe
Asset category:
Cash	$1,921	$15,375	$—		$—		$—	$—	$17,296
Cash equivalents	—	—	32,915		—		—	—	32,915
Equity securities:
U.S. large cap companies	21,507	—	—		—		—	—	21,507
U.S. mid cap companies	63,353	—	—		—		—	—	63,353
U.S. small cap companies	83,393	—	24		—		—	—	83,417
International equities	152,369	17,008	—		—		—	—	169,377
Fixed income:
U.S. treasuries	71,090	—	—		—		—	—	71,090
Corporate bonds	—	—	503,942		99,405		—	—	603,347
Other fixed income	64,485	97,935	85,581	(a)	18,011	(a)	—	—	266,012
Pooled funds	—	—	432,490	(b)	291,206	(b)	—	—	723,696
Multi-strategy funds	—	—	146,054	(c)	—		—	—	146,054
Mutual funds	—	—	129,174		—		—	—	129,174
Limited partnerships	—	—	—		—		37,643	9,200	46,843
Derivatives	—	—	4,059	(d)	—		—	—	4,059
Insurance contracts	—	—	—		—		—	14,406	14,406

Total assets	$458,118	$130,318	$1,334,239		$408,622		$37,643	$23,606	$2,392,546

(a)	This category includes municipal and foreign bonds.

(b)	This category includes pooled funds of both equity and fixed income securities. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.

(c)	The fund seeks to exceed the total return of the S&P 500 Index by investing under normal circumstances in S&P 500 Index derivatives, backed by a portfolio of fixed income instruments. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.

(d)	We use various derivatives such as interest rate swaps, futures and options to match the duration of the corporate bond portfolio with the duration of the plan liability.

The following table reconciles the net plan investments to the total fair value of the plan assets:

Net assets held in investments	$2,392,546
Dividend and interest receivable	11,195
Other liabilities	(9,196)

Fair value of plan assets	$2,394,545

The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the year ended June 30, 2010:

	Limited Partnerships	Insurance Contracts	Total
Beginning balance at June 30, 2009	$64,902	$934	$65,836
Increase due to acquisition	—	15,857	15,857
Net actual return on plan assets relating to assets still held at the reporting date	7,223	178	7,401
Net purchases, sales, and settlements	(25,099)	(227)	(25,326)
Change in foreign currency exchange rates	(183)	(2,336)	(2,519)

Ending balance at June 30, 2010	$46,843	$14,406	$61,249

Benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Benefit Payments
Fiscal Year	North America	Europe	Total
2011	$189,567	$26,792	$216,359
2012	167,442	13,349	180,791
2013	172,165	15,329	187,494
2014	166,211	24,723	190,934
2015	142,508	18,849	161,357
Years 2016-2020	554,730	129,463	684,193

	$1,392,623	$228,505	$1,621,128

Defined Contribution Plan
Under the Watson Wyatt legacy plan, we sponsor a savings plan that provides benefits to substantially all U.S. associates. We match associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. We will also make an annual profit sharing contribution to the plan in an amount that is dependent upon our financial performance during the fiscal year. We contributed $3.4 million, $3.9 million and $3.7 million to the plan in fiscal years 2010, 2009 and 2008 respectively.
The Watson Wyatt U.K. pension plan has a money purchase section to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%. Company contributions to the plan amounted to $6.7 million, $6.5 million and $6.9 million in fiscal years 2010, 2009 and 2008, respectively.
The Towers Perrin legacy plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all associates within those countries. Certain of these plans provide for a Company match to associate contributions at various rates. In the United States, we provide a matching contribution of 100% of the first 5% of associate contributions. We make contributions of 10% of pay to the legacy Towers Perrin U.K. plan. Company contributions to the plan amounted to $9.4 million in fiscal year 2010.
Health Care Benefits
In the legacy Watson Wyatt and Towers Perrin U.S. plans, we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history. The liability totaled $4.9 million and $1.9 million at June 30, 2010 and 2009, respectively. This liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

Postretirement Benefits
Under both the Watson Wyatt and Towers Perrin plans, we provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the United States and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. We accrue a liability for these benefits.
Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following as of the end of the last two fiscal years:

	June 30,
	2010	2009
Health care cost trend, accumulated benefit obligation (decreasing to 5.00% for 2016 and thereafter)	8.03%	9.50%
Discount rate, accumulated benefit obligation postretirement benefit	5.91%	7.25%
Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 13 years.
A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1%	1%
	Increase	Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2010	$1,058	$(861)
Effect on accumulated postretirement benefit obligation as of June 30, 2010	22,759	(18,927)
Net periodic postretirement benefit cost consists of the following components reflected as expense in our consolidated statements of operations:

	Year Ended June 30,
	2010	2009	2008
Service cost	$3,313	$1,157	$1,543
Interest cost	8,387	2,495	2,724
Expected return on assets	(66)	—	—
Amortization of transition obligation	—	—	—
Amortization of net unrecognized (gains)/losses	(1,151)	(1,135)	(478)
Amortization of prior service cost	(571)	(661)	(664)

Net periodic postretirement benefit cost	$9,912	$1,856	$3,125

Changes in plan assets and benefit obligations were recognized during fiscal 2010 and 2009 and have been included as changes to other comprehensive income for the Company’s other postretirement benefit plans as follows:

	2010	2009
Current year actuarial (gain)/loss	$16,782	$(5,237)
Amortization of actuarial gain	1,151	1,135
Amortization of prior service credit	571	661
Other	(156)	(16)

Total recognized in other comprehensive income	$18,348	$(3,457)

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2011 for the Company’s other postretirement benefit plans are shown below:

2011
Actuarial loss	$369
Prior service credit	(515)

Total	$(146)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the years ended June 30, 2010 and 2009 and a statement of funded status as of June 30, 2010 and 2009:

	June 30,
	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of year	$38,944	$44,156
Service cost	3,313	1,157
Interest cost	8,387	2,495
Participant contributions	2,161	2,145
Actuarial (gains)/losses	16,714	(5,237)
Benefit payments	(8,556)	(4,191)
Acquisition/business combination/divestiture	183,112	—
Medicare Part D	708	—
Foreign currency adjustment	757	(1,581)

Benefit obligation, end of year	$245,540	$38,944

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	6,395	2,046
Participant contributions	2,161	2,145
Benefit payments	(8,556)	(4,191)
Actual return on assets	(2)	—
Acquisition/business combination/divestiture	6,577	—

Fair value of plan assets, end of year	$6,575	$—

Funded status at end of year	$(238,965)	$(38,944)

Amounts recognized in Consolidated Balance Sheets consist of
Noncurrent assets	$—	$—
Current liabilities	(4,438)	(2,507)
Noncurrent liabilities	(234,527)	(36,437)

Net Amount Recognized	$(238,965)	$(38,944)

Amounts recognized in Accumulated Other Comprehensive Income consist of
Net actuarial loss/(gain)	$1,116	$(16,673)
Net prior service cost/(credit)	(2,969)	(3,527)
Net transition obligation/(asset)	—	—

Accumulated Other Comprehensive Income	$(1,853)	$(20,200)

The following benefit and retiree drug subsidy payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

	Benefit	Retiree drug
Fiscal Year	Payments	subsidy
2011	$15,501	$559
2012	17,060	647
2013	18,299	746
2014	19,558	860
2015	20,855	979
Years 2016-2020	124,693	6,692

	$215,966	$10,483

Note 11 — Debt, Commitments and Contingent Liabilities
The debt commitment and contingencies described below are currently in effect and would require Towers Watson, or its predecessor companies, Watson Wyatt and Towers Perrin, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.
Subordinated Notes due January 2011
On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due January 2011 in the aggregate principal amount of $200 million. The Towers Watson Notes due January 2011 were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0%, and will mature on January 1, 2011. The indenture contains limited operating covenants, and obligations under the Towers Watson Notes due January 2011 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the Indenture) on the terms set forth in the Indenture.
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, we entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $98.5 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of June 30, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility will bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
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
As of June 30, 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2010, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.6 million). As of June 30, 2010 a total of BRL 5.6 million ($3.1 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.2 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $3.3 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Indemnification Agreements
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
Legal Proceedings
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
Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provided coverage for professional liability claims including the cost of defending such claims. These policies remained in force subsequent to the Merger. We reserve for contingent liabilities based on ASC 450, Contingencies when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of all pending claims, we will not incur material costs. Our professional liability insurance coverage beyond our self-insured retention was written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various unaffiliated commercial insurance carriers. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and as a result, PCIC’s results will be consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover professional liability claims above a $1 million per occurrence self-insured retention for claims reported during the periods these policies were in effect, the consolidation of PCIC will effectively result in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per occurrence self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings.
PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into run-off mode of operation. We have established a new wholly owned captive insurance company, Stone Mountain Insurance Company, from which it is obtaining similarly structured insurance effective July 1, 2010. Stone Mountain provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. Stone Mountain has secured reinsurance for coverage providing $25 million excess of the $25 million retained layer for the current policy period. This structure effectively results in self-insurance for the first $25 million of aggregate loss for Towers Watson above the $1 million per occurrence self-insured retention.
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
The complaints in the 2007 actions allege that while performing administrative and actuarial services for the Superannuation Plan during the period from mid-1990 to 1995, Towers Perrin failed to detect drafting errors made by previous plan advisors including attorneys, when these advisors prepared certain amendments to the Superannuation Plan Deed. These amendments were adopted before Towers Perrin commenced its engagement. Watson Wyatt succeeded Towers Perrin as the plan administrator and plan actuary in 1996 and continues to serve in those capacities. The previous plan advisors are also named as defendants in the 2007 actions.
Plaintiffs allege that the faulty drafting resulted in the grant of additional, but unintended and unauthorized benefits, to certain Superannuation Plan participants. Plaintiffs further allege that because Towers Perrin failed to detect the drafting error, benefits were not properly administered and the plan was not properly funded. Towers Perrin administered and valued the plan benefits consistent with what the plan sponsors contend was intended. Watson Wyatt continued to administer and value the benefits in the same manner when it succeeded Towers Perrin in 1996. The most recent estimate of the value of the allegedly unintended benefits is AU$510 million.

The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) that seeks an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements. The parties to the rectification action have reached an agreement to settle that matter for AU$135 million, which agreement has been approved by the Court. There have been no further communications from the parties related to the 2007 Actions.
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
On January 15, 2010, another former Towers Perrin shareholder who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action”) in the United States District Court of the Eastern District of Pennsylvania also alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15%) of eHRO. Pao seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who are excluded from the proposed class in the Dugan Action. Towers Watson is also named as a defendant in the Pao Action.
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
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. The motion is fully briefed and remains pending.
Towers Watson believes the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

Note 12 — Accumulated Other Comprehensive Loss
Comprehensive loss includes net income, as well as other comprehensive loss consisting of unrealized gains and losses, which are recorded directly into accumulated other comprehensive loss on the consolidated balance sheets. The components of our other comprehensive loss consists of unrealized gains and losses relating to the translation of foreign currency financial statements, the pension and postretirement liability related to our defined benefit pension and other postretirement benefit plans, and unrealized gains and losses relating to derivative instruments available-for-sale securities. The components of accumulated other comprehensive loss along with the respective position in the consolidated balance sheets are comprised of the following:

	June 30,
	2010	2009
Foreign currency translation	$(157,721)	$(31,458)
Unrealized loss on derivative instruments, net of tax of $1,291 and $0	(1,986)	—
Unrealized gain on available for sale securities, net of tax of $(29) and $0	98	—
Pension and postretirement, net of tax of $149,853 and $61,200	(276,720)	(113,615)

Accumulated other comprehensive loss	$(436,329)	$(145,073)

Note 13 — Restricted Stock
In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below have been reduced by our tender offer and by acceleration of vesting due to involuntary associate terminations. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-1	10,530,853	January 1, 2011
B-2	5,561,630	January 1, 2012
B-3	5,561,630	January 1, 2013
B-4	5,389,083	January 1, 2014
On May 17, 2010, we filed a tender offer on Schedule TO pursuant to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, to exchange shares of our Class B-1 common stock, par value $.01 per share, for unsecured subordinated notes due March 15, 2012. Each note had a principal amount equal to the sum of the number of Class B-1 common stock tendered and $43.43, the exchange ratio. The Class B-1 common stock issued as consideration in the Merger will convert to freely tradable Class A common stock on January 1, 2011. The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may occur on or after January 1, 2011 on the market price of Class A common stock. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders of $98.5 million.
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 42,489 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares are exchanged for freely tradable Class A common stock. Forfeited shares will be distributed to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on that date. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares on January 1, 2013. The shares listed in the table below have been reduced by forfeitures and acceleration of vesting due to voluntary and involuntary associated terminations and reflect the outstanding Restricted Class A shares as of June 30, 2010.

Stock Class	Number of Shares	Conversion Date
A	1,355,230	January 1, 2011
A	1,355,230	January 1, 2012
A	1,355,230	January 1, 2013

Note 14 — Share-based Compensation
In connection with the Merger, Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan and the Watson Wyatt 2000 Long-Term Incentive Plan, and created the Towers Watson & Co. 2009 Long-Term Incentive Plan. Towers Watson did not assume the Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees or the Watson Wyatt Amended Compensation Plan for Outside Directors.
Towers Watson & Co. Employee Stock Purchase Plan
Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Watson Wyatt originally registered 750,000 shares of its Class A common stock on December 19, 2001 and an additional 1,500,000 shares of its Class A common stock on December 16, 2003, of which 196,424 shares remained available for issuance immediately prior to the Merger at which time 4,500,000 additional shares were added. Towers Watson filed a Form S-8 Registration Statement in the third quarter of fiscal 2010 registering the 4,696,424 shares available for issuance under the Stock Purchase Plan.
Approximately 146,000 shares, 145,000 shares and 125,000 shares were issued under this plan during fiscal years 2010, 2009 and 2008, respectively.
Towers Watson & Co. 2009 Long-Term Incentive Plan
In January 2010, Towers Watson filed a Form S-8 Registration Statement to register 12,500,000 shares of Towers Watson Class A common stock that may be issued pursuant to the Towers Watson & Co. 2009 Long-Term Incentive Plan (the “2009 Plan”) and 125,648 shares of Class A common stock that may be issued upon exercise of the unvested stock options previously granted under the Watson Wyatt 2000 Long-Term Incentive Plan. The Watson Wyatt 2000 Long-term Incentive Plan was assumed by Towers Watson and the registered shares for the Watson Wyatt 2000 Long-term Incentive Plan are limited to exercise of awards that were outstanding at the time of the Merger. The assumed options were exercisable for shares of Towers Watson Class A common stock based on the exchange ratio of one share of Watson Wyatt Class A common stock underlying the options for one share of Towers Watson Class A common stock. The 2009 Plan was approved by Watson Wyatt shareholders on December 18, 2009.
Stock Options
During the fiscal year ended June 30, 2010, 108,933 fully vested stock options were granted under the 2009 Plan with an exercise price equal to the grant date fair value of Towers Watson Class A common stock of $45.88. As a result, we recorded stock-based compensation of $1.3 million on the date of grant. There were no grants of stock options in the fiscal years ended June 30, 2009 and 2008 under the 2009 Plan.
Also during the fiscal year ended June 30, 2010, 125,648 stock options were granted under the Watson Wyatt 2000 Long-term Incentive Plan with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47 with a three-year vesting term. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date and the unamortized grant date fair value of the options was recorded as expense. As a result, we recorded stock-based compensation of $1.3 million during fiscal year 2010. There were no grants of stock options during the fiscal years ended June 30, 2009 and 2008 under the Watson Wyatt 2000 Long-term Incentive Plan.
The weighted-average fair value of the stock option grants under both plans was calculated using the Black-Scholes formula and are included in the valuation assumptions table below. In addition, a post-vesting discount was calculated using 1.4%, the risk-free interest rate of a three-year bond, compounded over three years. The post-vesting discount was used to estimate fair value as there is a transfer restriction for three years of the stock option’s underlying shares once vested. Compensation expense is recorded over a three-year graded vesting term as if one-third of the options granted to a participant are vested over one year, one-third are vested over two years and the remaining one-third are vested over three years.

Year Ended
June 30,
2010
Stock option grants:
Risk-free interest rate	1.40%
Expected lives in years	3
Expected volatility	37.20%
Dividend yield	0.6%

Weighted-average grant date fair value of options granted	$11.02
Number of shares granted	234,581
The table below presents stock option activity and weighted average exercise prices for fiscal year 2010:

		Weighted		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	shares	Price	Intrinsic Value	Life (years)
	(in 000’s)		(in 1000’s)
Outstanding at June 30, 2009	—	$—	$—
Granted	235	11.02	2,585
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at June 30, 2010	235	$11.02		5.5

Exercisable options at June 30, 2010	235	$11.02		5.5

Restricted Stock Units
Outside Directors
In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the fiscal year ended June 30, 2010, 22,149 restricted stock units were granted for the initial award for outside directors vesting equally over a three-year period ending January 1, 2013 and 9,844 restricted stock units were granted for the annual award for outside directors for service on the board of directors from January 1, 2010 through June 30, 2010. For the six months ended June 30, 2010, we recorded $0.8 million of non-cash stock-based compensation related to these awards for outside directors.
The table below presents restricted stock units activity and weighted average fair values for fiscal year 2010:

	Number of	Weighted Average
	Shares	Fair Value
	(In thousands,
	except per share amounts)
Nonvested at June 30, 2009	—	$—
Granted	42	48.90
Vested	(18)	48.80
Forfeited (1)	—	—
Nonvested and expected to vest as of June 30, 2010	24	$48.98

(1)	Forfeited shares represent performance shares that are not estimated to vest for the year ended June 30, 2010.
Former Watson Wyatt Plans and Change of Control Provisions
The following former Watson Wyatt Plans were not assumed by Towers Watson but had activity in fiscal years 2010, 2009 and 2008 and due to provisions in the plans there was related compensation expense recorded during the fiscal year ended June 30, 2010.

Restricted Stock Units
The Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees was intended to provide selected associates with additional incentives by permitting Watson Wyatt to grant them an equity interest in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2010, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million. During the first quarter of fiscal year 2009, 295,775 shares of common stock were awarded at an average market price of $54.24 for a total fair value of $16.0 million. During the first quarter of fiscal year 2008, 349,118 shares of common stock were awarded at an average market price of $47.63 for a total fair value of $16.6 million.
Deferred Stock Units
Under the Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees, there were Performance Share Bonus Incentive Programs (“SBI”), which consisted of grants of deferred stock units based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which was then converted into a target number of deferred stock units based upon Watson Wyatt’s stock price as of the quarter end prior to grant. Participants vested between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics were achieved over three fiscal year periods. The financial and strategic performance metrics were established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria are based upon growth specific metrics such as earnings per share, net operating income and revenue.
During the first quarter of fiscal year 2010, 94,906 shares vested, of which 66,065 were deferred and 28,841 were awarded at a market price of $44.07 to certain senior executive officers under the SBI 2007 plan, which represented vesting at 135% of the target number of deferred stock units. During the first quarter of fiscal year 2009, 164,457 shares vested, of which, 120,396 were deferred and 44,061 were awarded at a market price of $56.83 to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170% of the target number of deferred stock units. During the first quarter of fiscal year 2008, 129,636 shares vested, of which, 75,702 were deferred and 53,934 were awarded at a market price of $45.03 to certain senior executive officers under the SBI 2005 plan, which represented vesting at 170% of the target number of deferred stock units.
Expenses for this plan were recognized when awards met the criteria of both probable and reasonably estimable. Stock-based compensation related to these performance awards is recorded as a component of salaries and employee benefits. Historically, Watson Wyatt’s management periodically reviewed conditions that would affect the vesting of performance-based awards and adjusted compensation expense, if necessary, based on achievement of financial performance metrics set by the Compensation Committee of Watson Wyatt. The SBI 2008 and 2009 plan documents stated that the Compensation Committee had the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. Based on available plan performance information, the Compensation Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the date of the Merger, and (ii) it would settle the SBI 2009 plan at 100% of target to take into account that the performance period would only be halfway completed as of the closing date of the Merger. During the second quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, the accrual of compensation expense recorded was $3.0 million in the three months ended December 31, 2009. Approximately $3.4 million of compensation expense was recorded relative to the SBI plans during the third quarter of fiscal year 2010 as a result of change of control provisions. In addition, 142,081 of fully vested deferred restricted stock units from the fiscal year 2005 through 2007 plans were distributed subsequent to the Merger as the 2001 Deferred Stock Unit Plan for Selected Employees was not assumed by Towers Watson. Stock-based compensation expense of $6.3 million, $1.0 million and $4.6 million, was recorded pursuant to this plan during fiscal year 2010, 2009 and 2008.
Amended Compensation Plan for Outside Directors
Historically, Watson Wyatt provided for cash and stock compensation for outside directors under the Amended Compensation Plan for Outside Directors, which was approved by the board of directors of Watson Wyatt in November 2001. The total number of shares reserved for issuance under the Amended Compensation Plan for Outside Directors was 150,000. The Amended Compensation Plan for Outside Directors was not adopted by Towers Watson. Under this plan, outside Watson Wyatt directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. During the six months ended December 31, 2009, 6,136 shares of common stock were awarded for a total fair value of $0.3 million. During fiscal year 2009, 4,300 shares of common stock were awarded for a total fair value of $0.2 million. During fiscal year 2008, 5,000 shares of common stock were awarded for a total fair value of $0.2 million.

Note 15 — Income Taxes
Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income before income taxes are as follows:

	2010	2009	2008
Domestic	$27,375	$127,811	$111,587
Foreign	142,542	93,923	117,324

	$169,917	$221,734	$228,911

The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2010	2009	2008
Current tax expense:
U.S.	$6,288	$31,899	$29,278
State and local	3,109	7,067	6,781
Foreign	46,644	22,105	25,861

	56,041	61,071	61,920

Deferred (benefit)/tax expense:
U.S.	(2,656)	7,405	6,031
State and local	(4,888)	2,359	1,397
Foreign	2,410	4,441	4,122

	(5,134)	14,205	11,550

Total provision for income taxes	$50,907	$75,276	$73,470

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2010	2009	2008
Tax provision at U.S. federal statutory tax rate of 35 percent	$59,471	$77,607	$80,119
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(4,013)	(7,613)	(10,955)
State income taxes, net of federal tax effect	88	6,579	4,030
Non-deductible expenses and foreign dividend	5,350	4,764	8,670
Tax Credits	(6,247)	(4,702)	(11,484)
Valuation Allowance	(19,925)	—	—
Medicare Part D Subsidy	9,367	—	—
Legal Entity Restructuring	5,636	—	—
Other	1,180	(1,359)	3,090

Income tax provision	$50,907	$75,276	$73,470

The provision for income taxes for year ended June 30, 2010 includes a deferred tax charge of $10.6 million ($9.4 million in federal expense and $1.2 million in state expense) due to the enactment of the Patient Protection and Affordable Care Act and U.S. Health Care and Education Reconciliation Act of 2010 during March 2010, which effectively makes government subsidies received for Medicare-equivalent prescription drug coverage taxable. Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy. Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income.
Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2010, and June 30, 2009, are comprised of the following:

	June 30,
	2010	2009
Depreciation and amortization	$(84,047)	$(48,372)
Trademarks and tradename	(116,127)	(4,409)
Goodwill	(9,459)	(8,047)
Unbilled receivables	(33,292)	—
Deferred tax liability on unremitted earnings	(7,591)	—
Other	(20,858)	(5,143)

Gross deferred tax liabilities	$(271,374)	$(65,971)

Accrued retirement benefits	$378,100	$94,888
Deferred rent	5,157	4,142
Other	35,997	4,579
Net operating loss carryforwards	50,712	14,523
Share-based compensation	26,084	3,229
Accrued liabilities	63,803	17,207
Accrued compensation	21,881	15,535
Deferred revenue	43,976	39,424
Foreign tax credit	47,189	5,727

Gross deferred tax assets	$672,899	$199,254

Deferred tax assets valuation allowance	$(37,206)	$(10,884)

Net deferred tax asset	$364,319	$122,399

The net deferred income tax assets at June 30, 2010 are classified between current deferred tax assets of $35.6 million and current deferred tax liabilities of $2.5 million and noncurrent deferred tax assets of $333.9 million and noncurrent deferred tax liabilities of $2.7 million.
We maintain a valuation allowance of $37.2 million and $10.9 million at June 30, 2010 and 2009, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized. The valuation allowance relates to foreign net deferred tax assets of $34.5 million and federal net deferred tax assets of $2.7 million.
The net change in the valuation allowance of $26.3 million in fiscal year 2010 primarily relates to an increase of $47.2 million valuation allowance, which was recorded through goodwill as part of acquisition accounting due to the Merger, reduced by a $27.6 million release of valuation allowances related to foreign tax credits. We believe that it is more likely than not that these foreign tax credits will be realized within the carryforward period as a result of generating future sources of foreign income. The net change in the valuation allowance of $1.6 million in fiscal year 2009 is due to the release of valuation allowance in various foreign jurisdictions related to net foreign deferred tax assets.
At June 30, 2010, we had loss carryforwards for tax purposes in federal and various foreign jurisdictions amounting to $171.5 million of which $107.5 million can be indefinitely carried forward under local statutes. The remaining $64.0 million loss carryforwards will expire, if unused, in varying amounts from 2011 through 2030. In addition, we expect to generate $109.2 million of state tax loss carryforwards in fiscal year 2011, which will expire in varying amounts from 2013 to 2030.
Historically, we have not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. As a result of the Merger, we expect to repatriate all historical and future earnings in our acquired Towers Perrin Canadian subsidiary and recorded a deferred tax liability through goodwill of $24.3 million on unremitted earnings of $226.0 million. Additionally, we repatriated $163.7 million from our Canadian subsidiary during the six months ended June 30, 2010 that resulted in a reduction of the deferred tax liability of $17.4 million, net of unrealized foreign exchange gains incurred from January 1, 2010 through June 30, 2010. We continue to assert that the historical cumulative earnings of our other foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. These earnings relate to ongoing operations and at June 30, 2010 were approximately $422.7 million. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

At June 30, 2010, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, was $33.3 million. This liability can be reduced by $7.4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The entire net difference of $25.9 million, if recognized, would impact our effective tax rate. During the year, the liability for unrecognized tax benefits increased by $23.9 million. This includes an increase to the opening balance from the Merger of $24.5 million.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at July 1	$9,414	$11,034	$16,352
Increases related to current year acquisitions	24,515	—	—
Increases related to tax positions in prior years	1,257	248	434
Decreases related to tax positions in prior years	(4,245)	(213)	(6,386)
Decreases related to settlements	(283)	(786)	(758)
Decreases related to lapse in statute of limitations	(1,781)	(1,562)	(615)
Increases related to current year tax positions	4,830	1,116	2,007
Cumulative translation adjustment	(441)	(423)	—

Balances at June 30	$33,266	$9,414	$11,034

Included in the balance of unrecognized tax benefits for the periods ended June 30, 2009 and 2008, respectively, are $7.5 million and $7.9 million of tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2010, we had accrued interest of $2.8 million and penalties of $0.4 million, totaling $3.2 million. At June 30, 2009, we had accrued interest of $1.5 million and penalties of $0.4 million, totaling $1.9 million.
Tax expense for the year ended June 30, 2010 includes an interest benefit of $0.9 million and a penalty benefit of $0.3 million. Tax expense for the year ended June 30, 2009 was not material. For the year ended June 30, 2008, tax expense included an interest benefit of $0.1 million and a penalty benefit of $1.1 million.
We believe that it is reasonably possible there will be a $3.6 million decrease in the liability for unrecognized tax benefits within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under income tax examinations in the U.S. for the tax years 2002-2008 in connection with amended returns that were filed to claim foreign tax credits. We are also under income tax examinations in certain states for tax years ranging from 2003 to 2008. The statute of limitation in certain states extends back to tax year 1998 as a result changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years
(fiscal year ending in)
United States — federal	2002 and forward
United States — various states	1998 and forward
Canada — federal	2003 and forward
Germany	2004 and forward
The Netherlands	2008 and forward
United Kingdom	2007 and forward

Note 16 — Segment Information
Towers Watson has three reportable operating segments or practice areas:
     (1) Benefits
     (2) Risk and Financial Services
     (3) Talent and Rewards
Towers Watson’s chief operating decision maker is the chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the new segments. Management bases strategic goals and decisions on these segments and the data presented below is more useful to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results. Historically Watson Wyatt had five reportable segments which have been retrospectively adjusted to the new post-Merger segments. The Benefits and Technology and Administrative Solutions segments were combined and reclassified into the Benefits segment. The Investment Consulting and Insurance & Financial Services segments were combined and reclassified into the Risk and Financial Services segment while the Human Capital Group became the Talent and Rewards segment.
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.
Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).
The table below presents specified information about reported segments as of and for the year ended June 30, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,470,817	$494,961	$351,709	$2,317,487
Net operating income	441,159	112,373	17,417	570,949
Interest expense	1,434	136	294	1,864
Depreciation and amortization	26,509	6,520	8,736	41,765
Receivables	400,169	132,487	107,465	640,121
The table below presents specified information about reported segments as of and for the year ended June 30, 2009:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,119,753	$278,986	$223,001	$1,621,740
Net operating income	327,832	62,579	16,709	407,120
Interest expense	2,010	271	471	2,752
Depreciation and amortization	24,471	4,397	7,426	36,294
Receivables	226,445	49,607	32,919	308,971
The table below presents specified information about reported segments as of and for the year ended June 30, 2008:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,153,911	$287,774	$243,657	$1,685,342
Net operating income	333,235	62,301	41,733	437,269
Interest expense	3,308	612	991	4,911
Depreciation and amortization	21,270	4,988	5,389	31,647
Receivables	264,446	67,685	50,260	382,391

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	Year Ended June 30,
	2010	2009	2008
Revenue:
Total segment revenue	$2,317,487	$1,621,740	$1,685,342
Reimbursable expenses not included in segment revenue	63,602	55,259	62,014
Other, net	6,740	(970)	12,699

Revenue	$2,387,829	$1,676,029	$1,760,055

Net Operating Income:
Total segment net operating income	$570,949	$407,120	$437,269
(Loss)/income from affiliates	(1,274)	8,350	2,325
Differences in allocation methods (1)	7,012	(1,183)	(1,507)
Amortization of intangibles	(31,280)	(13,892)	(16,397)
Transaction and integration expenses	(87,644)	—	—
Stock-based compensation and restricted A shares	(48,006)	—	—
Interest expense	(7,508)	(2,778)	(5,977)
Other non-operating income	11,304	4,926	464
Discretionary compensation	(236,154)	(167,590)	(184,980)
Other, net	(7,482)	(13,050)	(2,028)

Income before income taxes	$169,917	$221,903	$229,169

Interest expense:
Total segment expense	$1,864	$2,752	$4,911
Transaction-related interest expense	4,523	—	—
Differences in allocation method	1,121	26	1,066

Total interest expense	$7,508	$2,778	$5,977

Depreciation and amortization:
Total segment expense	$41,765	$36,294	$31,647
Intangible asset amortization, not allocated to segments	31,280	13,892	16,397
Information technology and other	28,039	23,262	24,384

Total depreciation and amortization	$101,084	$73,448	$72,428

Receivables:
Total segment receivables — billed and unbilled	$640,121	$308,971	$382,391
Valuation differences and other	(2,607)	(6,561)	(16,635)

Total billed and unbilled receivables	637,514	302,410	365,756
Assets not reported by segment	3,935,936	1,323,909	1,350,220

Total assets	$4,573,450	$1,626,319	$1,715,976

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

(2)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.
The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2010	2009	2008	2010	2009	2008
North America	$1,325,876	$835,941	$832,614	$1,331,241	$201,450	$202,898
Europe	888,076	701,035	780,270	1,352,990	733,887	862,555
Rest of World	173,877	139,053	147,171	49,232	13,470	20,464

	$2,387,829	$1,676,029	$1,760,055	$2,733,463	$948,807	$1,085,917

Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States and the United Kingdom, revenue from no single country constituted more than 10% of consolidated revenue. Revenue from no single customer constituted more than one percent of consolidated revenue.

Note 17 — Earnings Per Share
We adopted guidance under ASC 260, Earnings per Share, relating to the two-class method of presenting EPS. This guidance addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. ASC 260-10-45-60 requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. The adoption had no impact on previously reported basic or diluted EPS. The components of basic and diluted earnings per share are as follows:

	Fiscal Year Ended June 30,
	2010			2009			2008
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income attributable to controlling interests	$120,597			$146,458			$155,441
Less: Income allocated to participating securities	(4,323)			—			—

Income available to common shareholders	$116,274	57,135	$2.04	$146,458	42,690	$3.43	$155,441	42,577	$3.65

Diluted EPS
Share based compensation awards	—	115		—	171		—	1,804

Income available to common shareholders	$116,274	57,250	$2.03	$146,458	42,861	$3.42	$155,441	44,381	$3.50

The diluted earnings per share calculations assume that 1,950,000 contingent shares related to the Watson Wyatt LLP business combination have been issued and outstanding since July 31, 2005. The diluted earnings per share calculation for 2008 also assumes that the 218,089 Watson Wyatt Netherlands contingent shares were also outstanding at the beginning of the fiscal year and were issued during the fourth quarter of fiscal year 2008.
Stock options of 108.9 thousand were outstanding as of June 30, 2010, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 18 — Unaudited Quarterly Financial Data
Summarized quarterly financial data for the years ended June 30, 2010 and 2009 are as follows (in thousands, except per share amounts):

	2010 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$401,345	$432,614	$803,963	$749,907
Income from operations	43,141	45,809	51,145	24,350
Income before income taxes	45,079	46,093	49,696	29,049
Net income attributable to controlling interests	29,781	23,872	8,815	58,129
Earnings per share:
Net income, basic	$0.70	$0.57	$0.12	$0.77
Net income, diluted	$0.69	$0.56	$0.12	$0.77

	2009 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$426,126	$436,389	$416,994	$396,520
Income from operations	51,184	55,785	51,790	50,624
Income before income taxes	53,369	58,066	56,653	53,815
Net income attributable to controlling interests	35,160	39,551	40,591	31,156
Earnings per share:
Net income, basic	$0.82	$0.93	$0.95	$0.73
Net income, diluted	$0.82	$0.93	$0.95	$0.73

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.
Note 19 — Subsequent Events
Proposed secondary public offering of our Class A common stock to our outstanding Class B-1 stockholders
On July 19, 2010, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed secondary public offering of our Class A common stock. The shares to be sold in the offering are proposed to be sold by certain existing holders of our outstanding Class B-1 common stock. On January 1, 2011, approximately 10.5 million shares of Towers Watson Class B-1 common stock will convert into freely tradable shares of Class A common stock. The proposed offering is subject to market conditions and approval by our stockholders of a proposal to permit the early conversion of Class B-1 common stock into shares of Class A common stock. The proposed offering is intended to facilitate the orderly resale of freely tradable Class A shares in advance of their conversion on January 1, 2011. We will not receive any of the proceeds from the sale of shares, and there will be no dilution of shares currently outstanding. We also filed a definitive proxy statement on July 30, 2010 for a stockholder vote relating to a charter amendment that is required to conduct the contemplated offering.
Subject to the timing of when the Securities and Exchange Commission declares the registration statement effective, and assuming an affirmative stockholder vote on the charter amendment, we intend to conduct the offering during the fall, prior to the conversion of shares of Class B-1 common stock into shares of Class A common stock on January 1, 2011. However, the timing of the offering, if any, could vary based on our stock price and market conditions, among other factors. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective.
Changes to employee defined benefit pension and postretirement plans and defined contribution plans
On August 27, 2010, the compensation committee and our board of directors voted to amend the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans.
Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans will be frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plan maintained for U.S. associates, including U.S. named executive officers. Under the stable value plan design, the qualified and supplemental non-qualified plans will provide each eligible participant, at age 65, with a lump sum benefit equal to 15% of each covered year’s pay up to the Social Security wage base, and 20% of each covered year’s pay in excess of the wage base. Benefits will not be capped based on years of service.
Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.
Effective January 1, 2011, all eligible employees hired subsequent to that date will participate in a new savings plan design which will provide for 100% match on the first 2% of pay and 50% match on the next 4% of pay, and vesting at 100% upon two years of service for employer contributions. All other associates will continue participating in their respective legacy plans until January 1, 2012 at which time the legacy plans will be frozen to new contributions and the associates will begin participation in the new savings plan design.

TOWERS WATSON & CO.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

		Additions
	Balance	Charged	Additions
	at	Against	Charged	Additions		Balance
	Beginning	(Credited	to	Resulting		at
	of	to)	Other	From		End of
Description	Year	Revenue	Accounts	Acquisitions	Deductions	Year
	Year Ended June 30, 2010

Allowance for uncollectible accounts	$4,452	$11,759	$—	$—	$(8,236)	$7,975
Allowance for unbillable accounts	9,115	2,581	—	—	—	11,696
Valuation allowance for deferred tax assets	10,884	—	(20,868)	47,190	—	37,206

	Year Ended June 30, 2009

Allowance for uncollectible accounts	$8,544	$5,355	$—	$—	$(9,447)	$4,452
Allowance for unbillable accounts	11,700	—	—	—	(2,585)	9,115
Valuation allowance for deferred tax assets	12,524	—	(1,640)	—	—	10,884

	Year Ended June 30, 2008

Allowance for uncollectible accounts	$6,216	$14,309	$—	$—	$(11,981)	$8,544
Allowance for unbillable accounts	7,683	4,017	—	—	—	11,700
Valuation allowance for deferred tax assets	9,826	—	2,698	—	—	12,524

EXHIBITS.
In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Towers Watson or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Towers Watson may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of June 26, 2009. (1)

2.2	Amendment No. 1 to Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc. and Jupiter Saturn Pennsylvania Inc., dated as of October 19, 2009. (1)

3.1	Amended and Restated Certificate of Incorporation of Towers Watson & Co. (2)

3.2	Amended and Restated Bylaws of Towers Watson & Co. (3)

4.1	Indenture, dated as of December 30, 2009, by and between Towers Watson & Co. and Wilmington Trust FSB, as Trustee, and form of Towers Watson Notes. (4)

4.2	Indenture, dated as of June 15, 2010, between Towers Watson & Co. and Wilmington Trust FSB, as Trustee, and form of Towers Watson Notes. (5)

10.1	Credit Agreement dated as of January 1, 2010, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (6)

10.2	Towers Watson & Co. 2009 Long Term Incentive Plan.** (7)

10.3	Form of Transaction Based Compensation Agreement between Towers, Perrin, Forster & Crosby, Inc. (now known as Towers Watson Pennsylvania Inc.) and certain executives.** (8)

10.4	Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (9)

10.5	Form of Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (10)

10.6	Form of Transaction Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (11)

10.7	Form of Indemnification Agreement with directors and executive officers.** (12)

10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K.).** (13)

10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.).** (13)

Exhibit
Number	Description of Exhibit
10.10	Share Purchase Plan 2005 (Spain).** (13)

10.11	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme.** (13)

10.12	Watson Wyatt Amended and Restated Senior Officer Deferred Compensation Plan.** (14)

10.13	Watson Wyatt Amended Voluntary Deferred Compensation Plan for Non-Employee Directors.** (15)

10.14	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan.** (16)

10.15	Towers Watson & Co. Compensation Plan for Non-Employee Directors.** (17)

10.16	Voluntary Deferred Compensation Plan for Non-Employee Directors.** (17)

10.17	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan.** (18)

21.1	Subsidiaries of Towers Watson & Co.*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

**	Designates management contracts and compensation plans.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).

(2)	Incorporated by reference to Exhibit 4.1 to the Form 8-A filed by the Company on January 4, 2010.

(3)	Incorporated by reference to Exhibit 3.4 to the Joint Proxy Statement/Prospectus.

(4)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on January 4, 2010.

(5)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-168201) filed by the Company on July 19, 2010.

(6)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 4, 2010.

(7)	Incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus.

(8)	Incorporated by reference to Exhibit 10.4 to the Joint Proxy Statement/Prospectus.

(9)	Incorporated by reference to Exhibit 10.5 to the Joint Proxy Statement/Prospectus.

(10)	Incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus.

(11)	Incorporated by reference to Exhibit 10.7 to the Joint Proxy Statement/Prospectus.

(12)	Incorporated by reference to Exhibit 10.8 to the Joint Proxy Statement/Prospectus.

(13)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.

(14)	Incorporated by reference to Exhibit 10.11 to the Joint Proxy Statement/Prospectus.

(15)	Incorporated by reference to Exhibit 10.12 to the Joint Proxy Statement/Prospectus.

(16)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.

(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.

(18)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.