Form 10-Q
period 2010-09-30
Towers Watson & Co.
filed 2010-11-09
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of November 4, 2010 there were 47,925,160 outstanding shares of Class A Common Stock and 4,223,294 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,614,626 outstanding shares of Class B-1 Common Stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,561,630 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,369,043 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended September 30,
	2010	2009
Revenue	$751,441	$401,345

Costs of providing services:
Salaries and employee benefits	491,657	257,326
Professional and subcontracted services	58,068	21,762
Occupancy	35,472	18,441
General and administrative expenses	58,484	34,176
Depreciation and amortization	30,880	17,934
Transaction and integration expenses	17,690	8,565

	692,251	358,204

Income from operations	59,190	43,141

Income from affiliates	164	895
Interest income	1,295	350
Interest expense	(3,353)	(449)
Other non-operating income	1,563	1,142

Income before income taxes	58,859	45,079

Provision for income taxes	25,130	15,350

Net income before non-controlling interests	33,729	29,729

Net income/(loss) attributable to non-controlling interests	487	(52)

Net income attributable to controlling interests	$33,242	$29,781

Earnings per share:
Net income attributable to controlling interests — basic	$0.45	$0.70

Net income attributable to controlling interests — diluted	$0.45	$0.69

Weighted average shares of common stock, basic (000)	74,235	42,673

Weighted average shares of common stock, diluted (000)	74,306	42,888

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	September 30,	June 30,
	2010	2010
Assets
Cash and cash equivalents	$551,075	$600,466
Short-term investments	53,103	51,009
Receivables from clients:
Billed, net of allowances of $11,934 and $7,975	429,614	421,602
Unbilled, at estimated net realizable value	260,429	215,912

	690,043	637,514
Other current assets	166,844	156,312

Total current assets	1,461,065	1,445,301
Fixed assets, net	224,044	227,308
Deferred income taxes	291,489	344,481
Goodwill	1,786,688	1,717,295
Intangible assets, net	684,929	683,487
Other assets	173,423	155,745

Total Assets	$4,621,638	$4,573,617

Liabilities
Accounts payable, accrued liabilities and deferred income	$389,658	$409,308
Reinsurance payables	169,590	164,539
Notes payable	202,967	201,967
Other current liabilities	176,402	189,966

Total current liabilities	938,617	965,780
Revolving credit facility	—	—
Accrued retirement benefits	916,836	1,061,557
Professional liability claims reserve	320,871	335,034
Other noncurrent liabilities	253,069	246,574

Total Liabilities	2,429,393	2,608,945

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value: 300,000,000 shares authorized; 52,129,687 and 47,160,497 issued and 52,129,687 and 47,160,497 outstanding	521	472
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 22,106,936 and 27,043,196 issued and 22,106,936 and 27,043,196 outstanding	221	270
Additional paid-in capital	1,705,408	1,679,624
Retained earnings	739,244	711,570
Accumulated other comprehensive loss	(262,687)	(436,329)

Total Stockholders’ Equity	2,182,707	1,955,607

Non-controlling interest	9,538	9,065

Total Equity	2,192,245	1,964,672

Total Liabilities and Total Equity	$4,621,638	$4,573,617

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Three months ended September 30,
	2010	2009
Cash flows used in operating activities:
Net income	$33,729	$29,729
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	4,370	1,407
Depreciation	19,110	14,538
Amortization of intangible assets	11,770	3,396
Provision for deferred income taxes	4,403	1,804
Equity from affiliates	(202)	(749)
Stock-based compensation	24,225	(464)
Other, net	(1,643)	(1,130)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(34,422)	(13,833)
Other current assets	(7,345)	(17,106)
Other noncurrent assets	(2,262)	(277)
Accounts payable, accrued liabilities and deferred income	(38,065)	(73,069)
Reinsurance payables	2,535	—
Accrued retirement benefits	(30,597)	(22,032)
Professional liability claims reserves	(16,593)	(725)
Other current liabilities	(12,505)	(2,833)
Other noncurrent liabilities	4,630	(1,372)
Income tax related accounts	6,982	30

Cash flows used in operating activities:	(31,880)	(82,686)

Cash flows used in investing activities:
Cash paid for business acquisitions, net of cash aquired	(3,491)	—
Purchases of fixed assets	(6,290)	(6,166)
Capitalized software costs	(5,588)	(5,079)
Purchases of held-to-maturity securities	(14,295)	—
Purchases of available-for-sale securities	(20,201)	—
Redemption of available-for-sale securities	17,691	—
Contingent proceeds from divestitures	1,318	1,142

Cash flows used in investing activities:	(30,856)	(10,103)

Cash flows used in financing activities:
Borrowings under credit facility	164	10,000
Dividends paid	(5,248)	(3,199)
Repurchases of common stock	—	(13,328)
Issuances of common stock and excess tax benefit	1,337	1,516

Cash flows used in financing activities:	(3,747)	(5,011)

Effect of exchange rates on cash	17,092	(643)

Decrease in cash and cash equivalents	(49,391)	(98,443)

Cash and cash equivalents at beginning of period	600,466	209,832

Cash and cash equivalents at end of period	$551,075	$111,389

Supplemental disclosures:
Cash paid for interest	$933	$450

Cash paid for income taxes, net of refunds	$12,505	$17,319

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	Class A	Class A	Class B	Class B	Additional		Accumulated Other
	Common Stock	Common	Common Stock	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Loss	Total
Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$711,570	$(436,329)	$1,955,607
Comprehensive Income:
Net income	—	—	—	—	—	33,242	—	33,242
Additional minimum pension liability, net of tax	—	—	—	—	—	—	83,433	83,433
Foreign currency translation adjustment	—	—	—	—	222	—	87,735	87,957
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(2)	(2)
Hedge effectiveness, net of tax	—	—	—	—	—	—	2,476	2,476

Total comprehensive income								207,106
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	(5,568)	—	(5,568)
Issuances of common stock and excess tax benefit	33	—	—	—	1,337	—	—	1,337
Stock-based compensation	—	—	—	—	24,225	—	—	24,225
Acceleration of Class B shares to Class A shares	16	—	(16)	—	—	—	—	—
Secondary offering conversion of Class B1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—

Balance as of September 30, 2010	52,130	$521	22,106	$221	$1,705,408	$739,244	$(262,687)	$2,182,707

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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. Towers Watson’s condensed consolidated financial statements as of and for the three months ended September 30, 2010 include the results of Towers Perrin’s operations.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. and our subsidiaries are presented in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2010 was derived from Towers Watson’s audited financial statements.
Our fiscal year 2011 began July 1, 2010 and ends June 30, 2011.
The results of operations for the three months ended September 30, 2010 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2011. The results reflect certain estimates and assumptions made by management including those estimates used in calculating Merger consideration and fair value of tangible and intangibles, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Note 2 — Merger with Towers Perrin.
Watson Wyatt and Towers Perrin merged to form Towers Watson to combine the strengths and a strong set of complementary services of the legacy firms to drive growth and result in a larger global presence and market share gains across all of our business lines.
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
Class B-1 common stock- January 1, 2011
Class B-2 common stock- January 1, 2012
Class B-3 common stock- January 1, 2013
Class B-4 common stock- January 1, 2014

•	In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their merger consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.

•	Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by Towers Watson’s executive committee) and received a portion of their Merger consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R common stock would not exceed $400 million, shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 common stock in exchange for their shares of Towers Perrin common stock that were not exchanged for shares of Towers Watson Class R common stock due to proration or because the Towers Perrin shareholder elected to receive less than 100% of his or her Merger consideration in the form of Towers Watson Class R common stock. As noted above, shares of Towers Watson Class B-1 common stock will automatically convert into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.

•	Prior to the Merger, Towers Perrin issued awards of restricted stock units to certain Towers Perrin employees, which were exchanged in the Merger for shares of Towers Watson Class A common stock, generally subject to a three-year contractual vesting schedule and other restrictions (“Restricted Towers Watson Class A Common Stock”). At the time of the Merger, the restricted stock units were converted using the Merger Agreement exchange ratio (545.627600377) into Towers Watson Restricted Class A common stock. The restriction on the underlying shares lapses over the service period for the employees, which is from grant date in October 2009 to January 1, 2011 through 2013, annually. The Towers Watson Restricted Class A common stock is held by an administrator or in a trust and the dividends accrue and the shares are voted in blocks according to provisions in the Merger Agreement.
In summary, as a result of closing of the Merger, all outstanding Towers Perrin and Watson Wyatt common stock, restricted stock units and derivative securities were converted into the right to receive the following forms of consideration:
•	46,911,275 shares of Towers Watson Class A Common Stock (less a number of shares that were withheld for tax purposes in respect of Watson Wyatt deferred stock units and deferred shares), including 4,248,984 shares of Restricted Towers Watson Class A Common Stock:

•	29,483,008 shares of Towers Watson Class B Common Stock, including:
•	12,798,118 shares of Class B-1 Common Stock (which was subsequently reduced by 2,267,265 shares related to our tender offer in June 2010 and 4,921,001 shares related to our secondary offering in September 2010, further described in Note 10);

•	5,561,630 shares of Class B-2 Common Stock;

•	5,561,630 shares of Class B-3 Common Stock;

•	5,561,630 shares of Class B-4 Common Stock; and
•	8,548,835 shares of Towers Watson Class R Common Stock, which subsequently were redeemed automatically in exchange for the right to receive:
•	$200 million in cash (subject to applicable tax withholding and gross-up adjustments); and

•	Towers Watson Notes in an aggregate principal amount of $200 million.
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
The consideration given in the form of cash and notes payable was measured in the amount of cash paid and notes payable issued. According to ASC 805 the fair value of the securities traded in the market the day before the Merger is consummated is used to determine the fair value of the equity consideration. As accounting predecessor, Watson Wyatt’s closing share price on the NYSE on December 31, 2009 of $47.52 was used to determine the fair value of equity consideration. The equity consideration for the Class A shares to certain foreign shareholders of $9.9 million is valued at $47.52 multiplied by 209,013, the number of shares issued. The estimated fair value of the restricted Class B1-B4 shares of $1.3 billion was calculated at $47.52 multiplied by 29,483,008, the number of shares issued and applying a discount to approximate the fair value of the one-, two-, three- and four-year period of restriction lapse until the shares are converted into freely tradable Towers Watson Class A common stock. The estimated fair value of the Restricted Class A shares of $43.7 million includes (i) the vested portion of the Towers Perrin restricted stock units, which was earned by employees related to the service condition from grant date in October 2009 until January 1, 2010, the date of the Merger, valued at $47.52 per share and (ii) 10% of the unvested portion of the Towers Perrin restricted stock units, which is the estimate of forfeitures that will result from employees not fulfilling the service condition during the three year vesting post-Merger, which will be proportionately distributed to Class F shareholders, the Towers Perrin shareholders as of the Merger date.
PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As of December 31, 2009, Watson Wyatt’s investment in PCIC was $13.7 million. Towers Watson’s financial statements as of and for three months ended September 30, 2009, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC for the three month period ended September 30, 2009, which resulted in a recording a gain from affiliates of $1.1 million.
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
Fair value of net assets acquired and intangibles
According to ASC 805, the assets acquired and liabilities of Towers Perrin assumed by Towers Watson were recorded at their respective fair values as of January 1, 2010, the Merger’s effective date. The valuation and determination of estimated fair value include significant estimates and assumptions. Management also evaluated the methodology and valuation models to determine the estimated useful lives and amortization method.
Customer relationships
A customer relationship intangible asset was identified separate from goodwill based on determination of the length, strength and contractual nature of the relationship that Towers Perrin shared with its clients. This customer relationship information was analyzed via the application of the multi-period excess earnings method, an income approach. Significant assumptions used in the income approach are revenue growth, retention rate, operating expenses, charge for contributory assets and trade name and the discount rate used to calculate the present value of the cash flows. The customer relationship, valued at $140.8 million, is amortized on an accelerated amortization basis over the estimated useful life of 12 years which correlated to the years of material results included in the income approach model.
Trademarks and trade names
The Towers Perrin trade name was identified as an intangible asset separate from goodwill based on evaluation of the importance of the Towers Perrin trade name to the Towers Perrin business through understanding the brand recognition in the market, importance of the trade name to the customer, and the amount of revenue associated with the trade name. In developing the estimated fair value, the trade name was valued utilizing the relief from royalty method, an income approach. Significant assumptions used in the relief from royalty method were revenue growth, royalty rate, and discount rate used to calculate the present value of cash flows. The Towers Perrin trade name, valued at $275.5 million, has an estimated indefinite lived asset and is not amortized but tested annually for impairment or if factors exist to indicate impairment.

Developed technology
Developed technology identified separately from goodwill as an intangible asset consists of intellectual property such as proprietary software used internally for revenue producing activities or by clients. Developed technology can provide significant advantages to the owner in terms of product differentiation, cost advantages and other competitive advantages. Three external-use technologies of Towers Perrin: MoSes, EVALUE and the Global Compensation technology are offered for sale or subscription and have associated revenue streams. In addition, 22 internally developed technology applications were identified as primary applications used in Towers Perrin’s business but did not have associated revenue streams. The external-use technologies, for which revenue sources were directly identified, were valued by applying the multi-period excess earnings method, an income approach. The internal-use technologies were valued by applying the cost to replicate method, a cost approach. Significant assumptions used in the multi-period excess earnings method were revenue growth, decay rate, cost of revenue, operating expenses, charge for use of contributory assets and trade name and discount rate used to calculate the present value of the cash flows. The external-use technology, valued at $58.2 million, is amortized on an accelerated basis over a weighted-average useful life of 3.6 years. Significant assumptions used in the cost to replicate method were cost to replace including the number and skill level of man hours and cost per hour based on fully burdened salary of staff; profit margin if the work were performed by a third party; and obsolescence factor. The internal-use technology, valued at $67.2 million, is amortized on a straight-line basis over the weighted-average estimated useful life of 4.2 years.
Favorable and unfavorable lease contracts
Assets and liabilities for favorable and unfavorable lease contracts were identified separately from goodwill related to Towers Perrin’s real estate lease agreements. The assets and liabilities were valued by comparing cash obligations for lease agreements to the estimated market rent at the time of the transactions. The resulting favorable or unfavorable positions are recorded gross as assets or liabilities on the balance sheet. Significant assumptions used in the valuation were market rent, annual escalation percentages based on current inflation rates and a discount rate used to calculate the present value of the cash flows. Both the assets for favorable lease agreements, valued at $11.1 million, and the liabilities for unfavorable lease agreements, valued at $28.6 million, are amortized on a straight-line basis over the life of the respective lease to occupancy costs. The weighted-average estimated useful life for the leases is 7.3 years.
Measurement period
As of the date of the filing of this quarterly report, the initial accounting for this business combination is not yet complete. In particular, we are currently performing an assessment of the key internally developed and developed technology software for internal use and for sale acquired from Towers Perrin. The assessment involves gathering information regarding duplicate, overlapping systems or preferred technology of the two legacy companies. In addition, the fair value of fixed assets is currently being evaluated. Although we do not anticipate any significant adjustments, to the extent that the estimates used need to be refined, we will do so upon making that determination but not later than one year from the business combination date.
During the three months ended September 30, 2010, we identified the following adjustments to the initial fair value of the opening balance sheet of Towers Perrin to increase non-current deferred tax asset by $10.5 million, decrease fixed assets by $0.5 million, increase accounts payable, accrued liabilities and deferred income by $0.2 million, resulting in a decrease to goodwill of $9.9 million. Our June 30, 2010 comparative balance sheet has been retrospectively adjusted to reflect these adjustments.
The table below sets forth a preliminary estimate of the Merger consideration transferred to Towers Perrin shareholders and the preliminary estimate of tangible and intangible net assets received in the Merger:

	January 1, 2010
	(In thousands, except share and per share data)
Calculation of Consideration Transferred
Cash paid			$200,000
Notes payable issued to Towers Perrin shareholders			200,000
Towers Perrin shares converted to Towers Watson shares	42,489,840
Less Class R shares	(8,548,835)
Less 10% of consideration in RSUs	(4,248,984)

Shares of Towers Watson stock issued		29,692,021
Closing price of Watson Wyatt stock, December 31, 2009		$47.52
Average discount for restricted stock		7%

Aggregate fair value of the Towers Watson common stock issued			1,313,650
Fair value of RSUs assumed in the Merger			43,729

Total consideration transferred			$1,757,379

Estimated Tangible and Intangible Net Assets:
Current assets		$1,002,567
Other non-current assets		220,637
Identifiable intangible assets		552,785
Deferred tax asset, net		149,381
Current liabilities		(672,033)
Other long-term liabilities		(760,708)
Goodwill		1,264,750

Total estimated tangible and intangible net assets			$1,757,379

The unaudited pro forma combined statements of operations are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Revenue	$751,441	$782,810

Costs of providing services:
Salaries and employee benefits	491,657	558,927
Professional and subcontracted services	58,068	51,824
Occupancy	35,472	36,860
General and administrative expenses	58,484	65,227
Depreciation and amortization	30,880	33,810

	674,561	746,648

Income from operations	76,880	36,162

Income from affiliates	164	322
Interest income	1,295	1,170
Interest expense	(3,353)	(3,067)
Other non-operating income	1,563	6,449

Income before income taxes	76,549	41,036

Provision for income taxes	32,213	18,845

Net income before non-controlling interests	$44,336	$22,191

Less: Net income attributable to noncontrolling interests	487	652

Net income attributable to controlling interests	$43,849	$21,539

Note 3 — Fixed Income Securities.
We hold available-for-sale and held-to-maturity fixed income securities comprised of corporate bonds and a discount note. The fixed income securities are classified either as short-term investments or non-current assets dependant on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of September 30, 2010 and June 30, 2010:

	September 30, 2010			June 30, 2010
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
Short-term investments: due in one year or less	$52,779	$306	$53,085	$50,585	$424	$51,009
Non-current assets: due in one through five years	75,047	1,986	77,033	60,142	1,956	62,098
Proceeds from sales of investments for fixed income securities during the three months ended September 30, 2010 were $17.7 million, resulting in a gain of $0.1 million. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill are outlined below for the three months ended September 30, 2010:

		Risk and
		Financial	Talent and
	Benefits	Services	Rewards	All Other	Total
Balance as of June 30, 2010	$1,151,110	$459,118	$105,853	$1,214	$1,717,295
Goodwill acquired	277	—	2,058	—	2,335
Translation adjustment	47,284	15,915	3,859	—	67,058

Balance as of September 30, 2010	$1,198,671	$475,033	$111,770	$1,214	$1,786,688

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2010:

	Trademark &	Customer related	Core/	Favorable lease
	trade name	intangible	developed technology	agreements	Total
Balance as of June 30, 2010	$366,793	$188,806	$118,726	$9,162	$683,487
Intangible assets acquired during the period	—	—	—	—	—
Amortization expense	—	(6,860)	(4,911)	(773)	(12,544)
Translation adjustment	4,710	9,025	33	218	13,986

Balance as of September 30, 2010	$371,503	$190,971	$113,848	$8,607	$684,929

The intangible unfavorable lease liability recorded as a result of acquisition accounting as of June 30, 2010 was $26.0 million with a reduction to rent expense of $1.1 million and translation adjustment of $0.3 million for the three months ended September 30, 2010, for an ending balance of $25.2 million as of September 30, 2010.
Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2010 and September 30, 2010. These intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
The following table reflects the carrying value of intangible assets and liabilities as of September 30, 2010 and June 30, 2010:

	Fiscal year 2011		Fiscal year 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$371,905	$402	$367,195	$402
Customer related intangibles	246,427	55,456	237,072	48,266
Core/developed technology	148,697	34,849	148,664	29,938
Non-compete agreements	1,275	1,275	1,275	1,275
Favorable lease agreements	10,959	2,352	10,657	1,495

Total intangible assets	$779,263	$94,334	$764,863	$81,376

Certain trade-mark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2010, was 8.4 years. The following table reflects 1) future estimated amortization expense for amortizable intangible assets and 2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2011 and for subsequent fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2011	$36,981	$(1,242)
2012	48,821	(2,843)
2013	44,484	(2,499)
2014	38,097	(2,142)
2015	31,113	(1,911)
Therafter	105,323	(5,916)

Total	$304,819	$(16,553)

Note 5 — Fair Value Measurements.
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
Financial assets recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:
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
The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements on a Recurring Basis at
	September 30, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$20,680	(a,c)	$32,423	(a)	$—	$53,103
Other current assets	—		5,394	(b)	—	5,394
Other non-current assets	7,349	(c)	77,033	(a)	—	84,382

Liabilities:
Accounts payable, accrued liabilities and deferred income	—		4,772	(b)	—	4,772
The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements on a Recurring Basis at
	June 30, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$6,196	(a,c)	$44,813	(a)	$—	$51,009
Other current assets	—		768	(b)	—	768
Other non-current assets	6,278	(c)	62,098	(a)	—	68,376

Liabilities:
Accounts payable, accrued liabilities and deferred income	—		4,277	(b)	—	4,277

(a)	Fixed income available-for-sale and held-to-maturity securities consist of US treasury securities, commercial paper, discount note and corporate fixed income securities.

(b)	Primarily foreign exchange forward contracts and foreign exchange options.

(c)	Consists of available-for-sale equity securities invested in mutual funds and common stock.
We recorded a loss of $0.3 million for the three months ended September 30, 2010, under general and administrative expenses in the condensed consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges which are still held at September 30, 2010. There was no material gain or loss recorded in the condensed consolidated statements of operations for available-for-sale or held-to-maturity securities still held at September 30, 2010.

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
The available-for-sale and held-to-maturity securities are valued using quoted market prices as of the end of the trading day. We monitor the value of the investments for other-than-temporary impairment on a quarterly basis.
Note 6 — Derivative Financial Instruments.
We are exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, we enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.
Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At September 30, 2010, the longest outstanding maturity was twenty-six months. As of September 30, 2010, a net $0.8 million pretax gain has been deferred in other comprehensive income, $0.4 million of which is expected to be reclassified to general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three months ended September 30, 2010, we recognized no material gains or losses due to hedge ineffectiveness.
At September 30, 2010 and June 30, 2010, we had cash flow hedges with a notional value of $119.7 million and $87.7 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of derivatives held as of September 30, 2010 and June 30, 2010 was an asset/(liability) of $0.6 and ($3.5) million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held at September 30, 2010 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet		Balance sheet
	location	Fair value	location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$2,034	Accounts payable, accrued liabilities and deferred income	$(1,083)

Total derivatives designated as hedging instruments		2,034		(1,083)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	3,360	Accounts payable, accrued liabilities and deferred income	(3,689)

Total derivatives not designated as hedging instruments		3,360		(3,689)

Total derivatives		$5,394		$(4,772)

The fair value of our derivative instruments held at June 30, 2010 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet		Balance sheet
	location	Fair value	location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$731	Accounts payable, accrued liabilities and deferred income	$(4,100)
Foreign exchange options	Other current assets	37	Accounts payable, accrued liabilities and deferred income	(94)

Total derivatives designated as hedging instruments		768		(4,194)
Derivatives not designated as hedging instruments:
Foreign exchange options	Other current assets	—	Accounts payable, accrued liabilities and deferred income	(83)

Total derivatives not designated as hedging instruments		—		(83)

Total derivatives		$768		$(4,277)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the three months ended September 30, 2010 is as follows:

Gain recognized in
				Location of gain	income
				recognized in	(ineffective
	Gain	Location of loss	Loss	income (ineffective	portion and
	recognized	reclassified	reclassified	portion and amount	amount
	in OCI	from OCI into	from OCI into	excluded from	excluded from
Derivatives designated as	(effective	income (effective	income (effective	effectiveness	effectiveness
hedging instruments:	portion)	portion)	portion)	testing)	testing)
Foreign exchange forwards	$3,323	General and administrative expenses	$(555)	General and administrative expenses	$40
Foreign exchange options	—	General and administrative expenses	(207)	General and administrative expenses	—

Total	$3,323		$(762)		$40

At September 30, 2010 and June 30, 2010, we had $45.4 million and $1.5 million, respectively, of notional value of derivatives, as economic hedges primarily to hedge intercompany loans that do not receive hedge accounting treatment. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the three months ended September 30, 2010 are as follows:

	Location of gain (loss)	Gain (loss)
Derivatives not designated	Recognized	recognized
as hedging instruments:	in income	in income
Foreign exchange forwards	General and administrative expenses	$(1,001)
Foreign exchange options	General and administrative expenses	83

Total		$(918)

Note 7 — Retirement Benefits.
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. As of June 30, 2010 these funded and unfunded plans represent 98 percent of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 2 percent of the liability.
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
The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula benefits are based on a percentage of each year of the employee’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans had historically been December 31 but has been changed to June 30 as a result of the Merger.
The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans will be frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	North		North
	America	Europe	America	Europe
Service Cost	$15,522	$3,291	$5,983	$1,941
Interest Cost	35,535	9,422	12,293	5,926
Expected Return on Plan Assets	(38,551)	(9,799)	(11,553)	(5,171)
Settlement/(curtailment)	2,223	—	—	—
Amortization of Net Loss	6,330	1,364	3,542	683
Amortization of Prior Service (Credit)/Cost	(405)	10	(406)	11

Net Periodic Benefit Cost	$20,654	$4,288	$9,859	$3,390

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30, 2010		Year Ended June 30, 2009		Year Ended June 30, 2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%
The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Discount rate	5.86%	5.25%	7.21%	6.29%
Rate of increase in compensation levels	3.88%	3.88%	3.29%	5.15%
Employer Contributions
The Company made $31.3 million in contributions to the North American plans during the first three months of fiscal year 2011 and anticipates making $7.3 million in contributions over the remainder of the fiscal year. The Company made $4.8 million in contributions to Europe plans during the first three months of fiscal year 2011 and anticipates making $16.2 million in contributions over the remainder of the fiscal year.
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
Contributions to the various defined contribution plans for the three months ended September 30, 2010 were $6.0 million compared to $3.3 million for the three months ended September 30, 2009.
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

Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Service cost	$1,553	$297
Interest cost	3,549	653
Expected return on plan assets	(33)	—
Settlement/(curtailment)	(2,102)	—
Amortization of net loss/(gain)	88	(275)
Amortization of prior service credit	(129)	(143)

Net periodic benefit cost	$2,926	$532

Note 8 — Debt, Commitments and Contingent Liabilities
The debt commitment and contingencies described below are currently in effect and would require Towers Watson, or domestic subsidiaries including, Towers Watson Delaware and Towers Watson Pennsylvania as guarantors, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, we entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $98.5 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of September 30, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
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
As of September 30, 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility
As of September 30, 2010, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.9 million). As of September 30, 2010 a total of BRL 5.8 million (U.S. $3.5 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.8 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $3.6 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
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
Legal Proceedings
From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the most significant pending or potential claims against Towers Watson and its subsidiaries. We also have received subpoenas and requests for information in connection with government investigations.
Before the Merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provided coverage for professional liability claims including the cost of defending such claims. These policies remained in force subsequent to the Merger. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of all pending claims, we will not incur material costs. Our professional liability insurance coverage beyond our self-insured retention was written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various unaffiliated commercial insurance carriers. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and as a result, PCIC’s results are consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover professional liability claims above a $1 million per occurrence self-insured retention for claims reported during the periods these policies were in effect, the consolidation of PCIC will effectively result in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per occurrence self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings.
PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into run-off mode of operation. We have established a new wholly owned captive insurance company, Stone Mountain Insurance Company (“SMIC”), from which we are obtaining similarly structured insurance effective July 1, 2010. SMIC provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. SMIC has secured reinsurance for coverage providing $25 million excess of the $25 million retained layer for the current policy period. This structure effectively results in self-insurance for the first $25 million of loss per occurrence or in the aggregate for Towers Watson above the $1 million per occurrence self-insured retention. As a wholly owned captive insurance company, we consolidate SMIC in our balance sheet and statement of operations.

ExxonMobil Superannuation Plan (Australia)
In March 2007, the Trustees of the ExxonMobil (Australia) Superannuation Plan commenced a legal proceeding in the Supreme Court of Victoria against Towers Perrin and the plan sponsors, Esso (Australia) and ExxonMobil (Australia), commenced a similar legal proceeding against Towers Perrin in April 2007 (collectively the “2007 actions”). On May 15, 2009, as the time was expiring to add any additional contributing parties, Towers Perrin filed third-party claims against Watson Wyatt, the successor actuary and Plan administrator.
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
The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) which seeks an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements. The parties to the rectification action (which did not include Towers Perrin and Watson Wyatt) have reached an agreement to settle that matter by agreeing to provide a compromise benefit to plan participants, the net present value of which was AU$143.3 million as of October 2009. This settlement has been approved by the Court. In light of the resolution of the rectification action, the plan sponsor has requested that the five defendants originally named in the 2007 actions (which include Towers Perrin but not Watson Wyatt) consider a compromise resolution of those actions. The Company has taken the request under advisement.
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
Plaintiffs in this action are former members of Towers Perrin’s senior management, who left Towers Perrin at various times between 1995 and 2000. The Dugan plaintiffs seek to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, and who also meet certain other specified criteria.
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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010.
Towers Watson continues to believe the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
Note 9 — Comprehensive (Loss)/Income.
Comprehensive (loss)/income includes net income, additional minimum pension liability, unrealized loss on available for sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended September 30, 2010, comprehensive income totaled $207.1 million compared with comprehensive income of $25.2 million for the three months ended September 30, 2009.
Note 10 — Restricted Stock.
In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below reflect a reduction of shares for our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-1	5,614,626	January 1, 2011
B-2	5,561,630	January 1, 2012
B-3	5,561,630	January 1, 2013
B-4	5,369,048	January 1, 2014
On September 22, 2010, we completed a secondary public offering of our Class A common stock. This offering allowed certain existing holders of the company’s outstanding Class B-1 common stock to convert and sell 4,279,233 shares of Class A common stock at $46.00 and granted the underwriters an option to purchase up to 641,768 additional shares to cover any overallotments. On October 1, 2010, we completed the exercise in full of such overallotment option. Towers Watson did not receive any of the proceeds from the sale of shares, and there was no dilution of shares currently outstanding.
At a special meeting of stockholders held on September 9, 2010, Towers Watson’s stockholders approved a proposal to eliminate a restriction in the company’s certificate of incorporation on the number of shares of Class B common stock that the Board of Directors can convert into shares of Class A common stock. This amendment was required to conduct the offering and provides the company with the flexibility to release converted shares of Class B common stock into the public market if the Board of Directors determines that such action is advisable.
On June 29, 2010, we completed a tender offer to exchange shares of our Class B-1 common stock, par value $.01 per share, for unsecured subordinated notes due March 15, 2012. Each note had a principal amount equal to the product of the number of Class B-1 common stock tendered and $43.43, the exchange ratio.
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
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 42,489 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares on January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associated terminations and reflect the outstanding Restricted Class A shares as of September 30, 2010.

Stock Class	Number of Shares	Conversion Date
A	1,308,810	January 1, 2011
A	1,308,810	January 1, 2012
A	1,308,810	January 1, 2013

For the three months ended September 30, 2010 and 2009 we recorded $2.3 million and $0, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years.
Note 11 — Share-based Compensation.
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
Towers Watson & Co. Employee Stock Purchase Plan
Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Watson Wyatt originally registered 750,000 shares of its Class A common stock on December 19, 2001 and an additional 1,500,000 shares of its Class A common stock on December 16, 2003, of which 196,424 shares remained available for issuance immediately prior to the Merger, at which time 4,500,000 additional shares were added. Towers Watson filed a Form S-8 Registration Statement in the third quarter of fiscal 2010 registering the 4,696,424 shares available for issuance under the Stock Purchase Plan.
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
     Performance-vested Restricted Stock Units
In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit (“PVRSU”) award agreement, pursuant to the 2009 Plan. PVRSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. PVRSUs are notional, non-voting units of measurement based on our common stock. Under the PVRSU agreement, participants become vested in a number of PVRSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. The targets reflect an emphasis on continued profitability growth through successful integration, despite the difficult economic environment. Any PVRSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on PVRSUs and vest to the same extent as the underlying shares.
During the three months ended September 30, 2010, 99,736 PVRSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of PVRSUs based on our closing stock price as of the date of grant. Between 0% and 204% of the target number of PVRSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards.
     Stock Options
There were no grants of stock options during the three months ended September 30, 2010 under the 2009 Plan.
During the three months ended September 30, 2009, 125,648 stock options were granted under the Watson Wyatt 2000 Long-term Incentive Plan with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47 with a three-year vesting term. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date and the unamortized grant date fair value of the options was recorded as expense. As a result, we recorded stock-based compensation of $1.3 million during fiscal year 2010. During the three months ended September 30, 2009, we recorded $36,000 of stock-based compensation related to this grant.

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

Three Months Ended
September 30,
2009
Stock option grants:
Risk-free interest rate	1.4%
Expected lives in years	3
Expected volatility	37.0%
Dividend yield	0.7%
Weighted-average grant date fair value of options granted	$10.21
Number of shares granted	125,648
     Restricted Stock Units
          Outside Directors
In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the three months ended September 30, 2010, 24,710 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2011. In fiscal year 2010, 22,149 of restricted stock units were granted for the initial award for outside directors for service on the board of directors which vest in equal annual installments over a three year period ending January 1, 2013. For the three months ended September 30, 2010, we recorded $665,000 of non-cash stock-based compensation related to these awards for outside directors.
Former Watson Wyatt Plans and Change of Control Provisions
The following former Watson Wyatt Plans were not assumed by Towers Watson but had activity and compensation expense during the three months ended September 30, 2009.
     Restricted Stock Units
The Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees was intended to provide selected associates with additional incentives by permitting Watson Wyatt to grant them an equity interest in the form of restricted stock units, in lieu of a portion of their annual fiscal year-end bonus. Shares under this plan were awarded during the first quarter of each fiscal year. During the three months ended September 30, 2009, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million.
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
During the three months ended September 30, 2009, 94,906 shares vested, of which 66,605 were deferred and 28,841 were awarded at a market price of $44.07 to certain senior executive officers under the SBI 2007 plan, which represented vesting at 135% of the target number of deferred stock units.

Expenses for this plan were recognized when awards met the criteria of both probable and reasonably estimable. Stock-based compensation related to these performance awards is recorded as a component of salaries and employee benefits. Historically, Watson Wyatt’s management periodically reviewed conditions that would affect the vesting of performance-based awards and adjusted compensation expense, if necessary, based on achievement of financial performance metrics set by the Compensation Committee of Watson Wyatt. The SBI 2008 and 2009 plan documents stated that the Watson Wyatt Compensation Committee had the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. Based on available plan performance information, the Watson Wyatt Compensation Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the date of the Merger, and (ii) it would settle the SBI 2009 plan at 100% of target to take into account that the performance period would only be halfway completed as of the closing date of the Merger. During the first quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, the accrual of compensation expense recorded was approximately $500,000 in the three months ended September 30, 2009.
     Amended Compensation Plan for Outside Directors
Historically, Watson Wyatt provided for cash and stock compensation for outside directors under the Amended Compensation Plan for Outside Directors, which was approved by the board of directors of Watson Wyatt in November 2001. The total number of shares reserved for issuance under the Amended Compensation Plan for Outside Directors was 150,000. The Amended Compensation Plan for Outside Directors was not assumed by Towers Watson. Under this plan, outside Watson Wyatt directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. During the three months ended September 30, 2009, approximately $0.1 million was recorded as compensation expense related to this plan.
Note 12 — Income Taxes.
As of September 30, 2010, our gross liability for income taxes associated with uncertain tax positions was $34.2 million. This liability can be reduced by $7.7 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $26.5 million, if recognized, would have a favorable impact on our effective tax rate.
Interest and penalties related to income tax liabilities are included in income tax expense. As of September 30, 2010, we had accrued interest of $3.1 million and penalties of $0.4 million, totaling $3.5 million.
We believe it is reasonably possible that there will be a $3.6 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
Provision for income taxes for three months ended September 30, 2010 was $25.1 million, compared to $15.4 million for the three months ended September 30, 2009. The effective tax rate was 42.7% for the three months ended September 30, 2010 and 34.1% for the three months ended September 30, 2009. The tax rate increase is primarily due to the impact of tax restructuring in Canada for 2.9% and the inclusion of Towers Perrin in the results for the three months ended September 30, 2010. Towers Perrin has historically had a higher effective tax rate due to its legal entity structure. Other increases include enacted tax rate changes in the UK, tax return true-ups and an increase in valuation allowances on certain foreign deferred tax assets. Towers Watson records a tax benefit on net operating loss carryovers and deferred expenses only if it is more likely than not that a benefit will be realized.
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

Open Tax Years
(fiscal year ending in)
United States — federal	2002 and forward
United States — various states	1998 and forward
Canada — federal	2004 and forward
Germany	2004 and forward
The Netherlands	2008 and forward
United Kingdom	2007 and forward

Note 13 — Segment Information.
Towers Watson has three reportable operating segments or practice areas:
(1)	Benefits
(2)	Risk and Financial Services
(3)	Talent and Rewards
Towers Watson’s chief operating decision maker is the chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the new segments. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results. Historically Watson Wyatt had five reportable segments which have been retrospectively adjusted to the new post-Merger segments. The Benefits and Technology and Administrative Solutions segments were combined and reclassified into the Benefits segment. The Investment Consulting and Insurance & Financial Services segments were combined and reclassified into the Risk and Financial Services segment while the Human Capital Group became the Talent and Rewards segment.
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).
The table below presents specified information about reported segments as of and for the three months ended September 30, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$424,740	$166,351	$136,238	$727,329
Net operating income	125,930	39,165	29,407	194,502
Receivables	399,217	139,272	145,492	683,981
The table below presents specified information about reported segments as of and for the three months ended September 30, 2009:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$270,764	$69,122	$52,080	$391,966
Net operating income	79,511	15,337	5,679	100,527
Receivables	232,506	46,950	35,227	314,683
A reconciliation of the information reported by segment to the consolidated amounts follows for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue:
Total segment revenue	$727,329	$391,966
Reimbursable expenses and other	24,112	9,379

Revenue	$751,441	$401,345

Net Operating Income:
Total segment net operating income	$194,502	$100,527
Differences in allocation methods (1)	9,786	(372)
Amortization of intangibles	(11,739)	(3,366)
Transaction and integration expenses	(17,690)	(8,565)
Stock-based compensation and restricted A shares	(23,725)	—
Discretionary compensation	(88,475)	(47,963)
Non-operating income	1,563	1,142
Other, net	(5,363)	3,676

Income before income taxes	$58,859	$45,079

Receivables:
Total segment receivables — billed and unbilled (2)	$683,981	$314,683
Valuation differences and other	6,062	1,251

Total billed and unbilled receivables	690,043	315,934
Assets not reported by segment	3,931,595	1,228,088

Total assets	$4,621,638	$1,544,022

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

(2)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.

Note 14 — Earnings Per Share.
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

	Three Months Ended September 30,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income attributable to controlling interests	$33,242	—	—	$29,781	—	—
Less: Income allocated to participating securities	(1,891)	—	—	—	—	—

Income available to common shareholders	$31,351	70,012	$0.45	$29,781	42,673	$0.70

Diluted EPS
Share-based compensation awards	—	71	—	—	215	—

Income available to common shareholders	$31,351	70,083	$0.45	$29,781	42,888	$0.69

As of September 30, 2010, 109 thousand stock options were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 15 — Recent Accounting Pronouncements.
Adopted
ASC 810 Amendments to FASB Interpretation No. 46 (R) amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We adopted these provisions on July 1, 2010 and the provisions did not have a material impact on our financial position or results of operations.
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $52 thousand for the three months ended September 30, 2009 which was previously including in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.

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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s chief executive officer became the chief executive officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson and are presented in this filing. Towers Watson’s condensed consolidated financial statements as of and for the three months ended September 30, 2010 included the results of Towers Perrin’s operations beginning January 1, 2010.
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

Overview of Towers Watson
Towers Watson is a global consulting firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 152 offices in 36 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 12,505 and 12,750 associates as of September 30, 2010 and June 30, 2010, respectively, in the following practice areas:

	September 30,	June 30,
	2010	2010
Benefits	6,140	6,165
Risk and Financial Services	2,100	2,030
Talent and Rewards	2,000	1,990
Other	265	215
Business Services (incl. Corporate and field support)	2,000	2,350

Total associates	12,505	12,750

Segments
We provide services in three business segments: Benefits, Risk and Financial Services, and Talent and Rewards.
Benefits Segment. The Benefits segment is our largest and most established segment. This segment has grown through business combinations as well as strong organic growth. It helps clients create and manage cost-effective benefits programs that help them attract, retain and motivate a talented workforce.
The Benefits segment provides benefits consulting and administration services through four primary lines of business:
•	Retirement;

•	Health and Group Benefits;

•	Technology and Administration Solutions; and

•	International Consulting.
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the three months ended September 30, 2010, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 42% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:
•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).
The Risk and Financial Services segment accounted for 23% of our segment revenue for the three months ended September 30, 2010. Approximately 64% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.
Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:
•	Executive Compensation

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 19% of our segment revenue for the three months ended September 30, 2010. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 45% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2011 (September 30, 2010) and as of the end of fiscal year 2010 (June 30, 2010), Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2010 and 2009, Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2010 and 2009 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month period ended September 30, 2010.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The three months ended September 30, 2010 and the fiscal year ended June 30, 2010 includes data of Towers Watson’s geographic regions. The fiscal year ended June 30, 2009 includes only data of historical Watson Wyatt’s geographic regions.

	Three Months	Fiscal Year
	2011	2010	2009
United States	51%	52%	43%
United Kingdom	22	22	32
Canada	5	6	4
Germany	4	4	4
Netherlands	2	3	3
We derive the majority of our revenue from fees for consulting services, which generally are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense, or on a fixed-fee basis. Management believes the approximate percentages for time and expense and fixed-fee engagements are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than one percent of our consolidated revenues for any of our most recent three fiscal years.
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the first year of non-cash compensation expense to be approximately $95.1 million. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three year period is $158.4 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated, vesting is accelerated and expense is recorded immediately.
Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 40 to 60% of the professional and subcontracted services for Watson Wyatt were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the three months ended September 30, 2010 for Towers Watson, approximately 35% of professional and subcontracted services represent these reimbursable services.
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed in our annual report on Form 10-K involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our financial condition and results of operations.
Pension Assumptions
We sponsor both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. These plans represent 98% of our total pension obligations. We also sponsor funded and unfunded defined benefit pension plans in certain other countries representing the remaining 2% of the liability.
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
The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans will be frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.
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
The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2011:

Effect on FY2011
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.7 million
25 basis point increase in discount rate	-$2.6 million
25 basis point decrease in expected return on assets	+$1.0 million
25 basis point increase in expected return on assets	-$1.0 million
The sensitivities reflect the effect of assumption changes occurring after acquisition accounting has been applied. The differences in the discount rate and compensation level assumption used for the North American and European plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies.

Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of Towers Watson and are presented herein as historical results. The condensed consolidated statement of operations of Towers Watson for the three months ended September 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010. The condensed consolidated statement of operations of Towers Watson for the three months ended September 30, 2009 includes only the financial results of Watson Wyatt.
In addition to the historical analysis of results of operations, we have prepared unaudited supplemental pro forma results of operations for the three month periods ended September 30, 2010 and 2009 as if the Merger had occurred at the beginning of the periods presented and analysis of the pro forma results of operations by line item. The pro forma analysis is prepared and presented to aid in explaining the results of operations of the merged Towers Watson.
As a result of the Merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the three months ended September 30, 2010 and 2009 have been retrospectively realigned to the new general and administrative expense methodology.
The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2010		2009
Revenue	$751,441	100%	$401,345	100%

Costs of providing services:
Salaries and employee benefits	491,657	65%	257,326	64%
Professional and subcontracted services	58,068	8%	21,762	5%
Occupancy	35,472	5%	18,441	5%
General and administrative expenses	58,484	8%	34,176	9%
Depreciation and amortization	30,880	4%	17,934	4%
Transaction and integration expenses	17,690	2%	8,565	2%

	692,251	92%	358,204	89%

Income from operations	59,190	8%	43,141	11%
Income from affiliates	164	0%	895	0%
Interest income	1,295	0%	350	0%
Interest expense	(3,353)	0%	(449)	0%
Other non-operating income	1,563	0%	1,142	0%

Income before income taxes	58,859	8%	45,079	11%
Provision for income taxes	25,130	3%	15,350	4%

Net income before non-controlling interests	33,729	4%	29,729	7%
Net income/(loss) attributable to non-controlling interests	487	0%	(52)	0%

Net Income attributable to controlling interests	$33,242	4%	$29,781	7%

Historical Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenue for the three months ended September 30, 2010 was $751.4 million, an increase of $350.1 million, or 87%, compared to $401.3 million for the three months ended September 30, 2009. The increase was primarily a result of the Merger combining Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010.
Salaries and employee benefits was 65% of revenue for the three months ended September 30, 2010, an increase of 1%, from 64% of revenue for the three months ended September 30, 2009. This increase is the result of stock-based compensation of $24.2 million recorded in the first quarter of fiscal year 2011, which primarily related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger. This increase is offset by a reduction in salaries and employee benefits as a percentage of revenue for the three months ended September 30, 2010 compared to 2009 due to cost savings related to synergies achieved in the three quarters since the merger. Professional and subcontracted services were 8% of revenue for the three months ended September 30, 2010, an increase of 3%, from 5% of revenue for the three months ended September 30, 2009. This increase is the result of Towers Perrin’s outsourced information technology infrastructure and from a higher mix of outsourced professionals compared to the same period in fiscal year 2010 which only includes Watson Wyatt’s results. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the three months ended September 30, 2010 and 2009.
Provision for income taxes for three months ended September 30, 2010 was $25.1 million, compared to $15.4 million for the three months ended September 30, 2009. The effective tax rate was 42.7% for the three months ended September 30, 2010 and 34.1% for the three months ended September 30, 2009. The tax rate increase is primarily due to the impact of tax restructuring in Canada for 2.9% and the inclusion of Towers Perrin in the results for the three months ended September 30, 2010. Towers Perrin has historically had a higher effective tax rate due to its legal entity structure. Other increases include enacted tax rate changes in the UK, tax return true-ups and an increase in valuation allowances on certain foreign deferred tax assets. Towers Watson records a tax benefit on net operating loss carryovers and deferred expenses only if it is more likely than not that a benefit will be realized.
Towers Watson has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, with the exception of Towers Watson Canada Inc. We will continue to provide deferred taxes on Canadian earnings for the foreseeable future.
Net income attributable to controlling interests.
Net income attributable to controlling interests for the three months ended September 30, 2010 was $33.2 million, an increase of $3.5 million, or 11.6%, compared to $29.8 million for the three months ended September 30, 2009. The increase was primarily due to an increase of revenue in connection with the Merger. Net income attributable to controlling interests is inclusive of the amortization of Merger-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), and other Merger-related tax items.
Earnings per share.
Diluted earnings per share for the three months ended September 30, 2010 was $0.45, compared to $0.69 for the three months ended September 30, 2009.
Non-U.S. GAAP Measures
Diluted earnings per share exclusive of the amortization of Merger-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits) and other Merger-related tax items (“adjusted diluted earnings per share”), resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle in the U.S. (“non-U.S. GAAP measure”), for the three months ended September 30, 2010 of $0.93.
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

Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Reconciliation of EBITDA and Adjusted EBITDA to net income before non-controlling interests:
Net income before non-controlling interests	$33,729	$29,729
Provision for income taxes	25,130	15,350
Interest, net	2,058	99
Depreciation and amortization	30,880	17,934

EBITDA	91,797	63,112

Transaction and integration expenses	17,690	8,565
Stock-based compensation (a)	23,725	—

Other non-operating income (b)	(1,727)	(2,037)

Adjusted EBITDA	$131,485	$69,640

(a)	Stock-based compensation awarded to former Towers Perrin employees in connection with the Merger is included in salaries and employee benefits expense.

(b)	Other non-operating income includes income from affiliates, and other non-operating income.
A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended
September 30, 2010
(In thousands, except share and
per share amounts)
Net income attributable to controlling interests	$33,242

Adjusted for expenses as a result of the Merger (c):
Amortization of Merger related intangible assets	7,691
Transaction and integration expenses including severance	10,607
Stock-based compensation from Restricted Class A shares	15,590
Other Merger-related tax items	1,684

Adjusted net income attributable to controlling interests	$68,814

Weighted average shares of common stock — diluted (000)	74,306

Earnings per share — diluted, as reported	$0.45

Adjusted for expenses as a result of the Merger:
Amortization of Merger related intangible assets	0.10
Transaction and integration expenses including severance	0.14
Stock-based compensation from Restricted Class A shares	0.21
Other Merger-related tax items	0.02

Adjusted earnings per share — diluted	$0.93

(c)	The expenses that are adjusted as a result of the Merger for the three months ended September 30, 2010 are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of Merger related intangible assets is 34.5%, transaction and integration expenses including severance is 40.0%, and stock-based compensation from Restricted Class A shares is 34.3%. Included in other Merger-related tax items is $1.7 million resulting from incorporation of former Towers Perrin branch entities which is included in the condensed consolidated statement of operations under provision for income taxes.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
The following unaudited supplemental pro forma condensed combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three months ended September 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. The pro forma condensed combined statement of operations for the three months ended September 30, 2009 combines Watson Wyatt’s historical unaudited condensed consolidated statement of operations for the three months ended September 30, 2009 with Towers Perrin’s historical unaudited condensed consolidated statement of operations for the three months ended September 30, 2009. The unaudited pro forma condensed combined financial statements should be read together with the respective historical financial statements and related notes of Towers Perrin and Watson Wyatt.
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
Towers Perrin was a private, employee-owned corporation. As a result, Towers Perrin’s historical unaudited condensed consolidated statement of operations for the three months ended September 30, 2009 does not reflect the level of net income that Towers Perrin is expected to contribute to Towers Watson, as a public company. Further, the revenue growth that we expect Towers Watson to achieve from strengthening core services and expanding the existing portfolio of services is not reflected in the unaudited pro forma condensed combined financial statements.
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

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Three Months Ended September 30, 2010

	Three Months Ended	Pro Forma
	September 30, 2010	Adjustments		As Adjusted
	(In thousands, except share and per share data)
Revenue	$751,441			$751,441
Costs of providing services:
Salaries and employee benefits	491,657			491,657
Professional and subcontracted services	58,068			58,068
Occupancy	35,472			35,472
General and administrative expenses	58,484			58,484
Depreciation and amortization	30,880			30,880
Transaction and integration expenses	17,690	(17,690)	E	—

	692,251	(17,690)		674,561

Income from operations	59,190	17,690		76,880

Income from affiliates	164			164
Interest income	1,295			1,295
Interest expense	(3,353)			(3,353)

Other non-operating income	1,563			1,563

Income before income taxes	58,859	17,690		76,549

Provision for income taxes	25,130	7,083	F	32,213

Net income before non-controlling interests	$33,729	$10,607		$44,336

Less: Net income attributable to noncontrolling interests	$487			487

Net income attributable to controlling interests	$33,242	$10,607		$43,849

Earnings per share:
Net income attributable to controlling interests — basic	$0.45		L	$0.59

Net income attributable to controlling interests — diluted	$0.45		L	$0.59

Weighted average shares of common stock, basic (000)	74,235		L	74,235

Weighted average shares of common stock, diluted (000)	74,306		L	74,306

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Three Months Ended September 30, 2009

	Historical
				Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
	(In thousands, except share and per share data)
Revenue	$401,345	$383,987	$6,375	$(4,702)	H	$782,810
				(4,195)	K

Costs of providing services:
Salaries and employee benefits	257,326	277,825	51	23,725	B	558,927
Professional and subcontracted services	21,762	29,835	227	—		51,824
Occupancy	18,441	17,543	—	876	A	36,860
General and administrative expenses	34,176	32,799	2,954	(4,702)	H	65,227
Depreciation and amortization	17,934	9,581	—	6,295	A	33,810
Transaction and integration expenses	8,565	7,306	—	(15,871)	E	—

	358,204	374,889	3,232	10,323		746,648

Income from operations	43,141	9,098	3,143	(19,220)		36,162

Income from affiliates	895	573	—	(1,146)	J	322
Interest income	350	188	778	(146)	C	1,170
Interest expense	(449)	(718)	—	(1,000)	D	(3,067)
				(900)	G
Other non-operating income	1,142	5,307	—	—		6,449

Income before income taxes	45,079	14,448	3,921	(22,412)		41,036

Provision for income taxes	15,350	10,585	1,326	(8,416)	F	18,845

Net income before non-controlling interests	$29,729	$3,863	$2,595	$(13,996)		$22,191

Less: Net income attributable to noncontrolling interests	$(52)	$—	$—	$704	I	652

Net income attributable to controlling interests	$29,781	$3,863	$2,595	$(14,700)		$21,539

Earnings per share:
Net income attributable to controlling interests — basic	$0.70				L	$0.29

Net income attributable to controlling interests — diluted	$0.69				L	$0.29

Weighted average shares of common stock, basic (000)	42,673				L	74,235

Weighted average shares of common stock, diluted (000)	42,888				L	74,306

Pro Forma Adjustments
The pro forma adjustments reflected in the unaudited supplemental pro forma condensed combined financial information are as follows:

A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects an adjustment to rent expense to approximate fair value of acquired leases.
B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $158.4 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.
C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.
D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.
E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma condensed combined statement of operations.
F)	Reflects the provision for taxes as a result of the Merger. A U.S. statutory rate of 40.0% was used for the fiscal year 2011, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For the fiscal year 2010 the U.S. statutory rate of 39.6% was used. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma condensed combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma condensed combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.
G)	Reflects three months of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period. Also reflects interest accrued on $98.5 million principal amount of unsecured subordinated notes issued to holders of Class B-1 shares of Towers Watson common stock in conjunction with the tender offer in June 2010.
H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.
I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.
J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.
K)	Reflects the reduction of revenue for the acquisition fair value adjustment of historical Towers Perrin deferred revenue to reflect the unrecognized revenue relating to the amount of effort that was performed prior to the Merger which would not be subsequently earned under acquisition accounting rules.
L)	Earnings per share calculations for the three months ended September 30, 2010 and 2009 are based on Towers Watson’s fully diluted shares outstanding as of September 30, 2010.

Pro Forma Financial Information for the Three Months Ended September 30, 2010
Compared to the Three Months Ended September 30, 2009
Revenue
Towers Watson pro forma revenue for the first quarter of fiscal year 2011 was $751.4 million, a decrease of $31.4 million, or 4%, from $782.8 million for the first quarter of fiscal year 2010. We experienced a decrease in revenue in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to a challenging economic environment.
The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5425 for the first quarter of fiscal 2011 from 1.6355 for the first quarter of fiscal 2010, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.2901 for the first quarter of fiscal 2011 from 1.4313 for the first quarter of fiscal 2010.
Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
A comparison of pro forma segment revenue for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 is as follows:
•	Benefits revenue decreased 3%, on a constant currency basis, and was $424.7 million for the first quarter of fiscal 2011 compared to $436.6 million for the first quarter of fiscal 2010. Revenue decreased on a constant currency basis in our Retirement practice that makes up the majority of the segment’s revenue. The first quarter of fiscal 2010 included project work related to regulatory changes that were not present in the first quarter of fiscal 2011. As a result of this strong prior year comparable, the Retirement practice’s revenue in North America decreased for the first quarter of fiscal 2011 compared to 2010 and remained constant in most other regions. Revenue decreased on a constant currency basis in our Technology and Administration Solutions practice due to an increase in new project implementations in North America for which revenue recognition is typically deferred until implementation is complete. Revenues increased on a constant currency basis in our Health and Group Benefits practice due to the health care reform passed in March 2010.
•	Risk and Financial Services revenue decreased 7%, on a constant currency basis, and was $166.4 million and $178.6 million for the three months ended September 30, 2010 and 2009, respectively. This decrease was a result of a constant currency decrease in revenue of our Risk Consulting and Software practice and of our Brokerage practice. Our Risk Consulting and Software practice experienced a decrease in project activity. Our Brokerage practice experienced decreases in prices and volume this quarter compared to prior fiscal quarter due to several years of decreased pricing in the U.S. property and casualty insurance marketplace. U.S. insurance companies are generally retaining more risk and purchasing less reinsurance as opposed to the U.K. where we experienced growth. Our Investment practice experienced consistent revenues this quarter despite a particularly strong Investment practice revenue comparable in the prior year.
•	Talent and Rewards revenue decreased 1%, on a constant currency basis, and was $136.2 million and $137.4 million for the three months ended September 30, 2010 and 2009, respectively. This decrease was primarily due to a constant currency decrease in revenue from our Executive Compensation practice offset by constant currency increases in revenue of our Rewards, Talent and Communication practice and our Data, Surveys and Technology practice. The decrease in our Executive Compensation practice is primarily due to the planned transfer of associates to a new Board-focused Executive Compensation boutique, Pay Governance, to help some of our clients address perceived independence issues. These increases in our Rewards, Talent and Communication practice and Data, Surveys and Technology practice are due to an increase in activity, mostly in North America.
Salaries and Employee Benefits
Salaries and employee benefits were $491.7 million for the first quarter of fiscal year 2011 compared to $558.9 million for the first quarter of fiscal year 2010, a decrease of $67.2 million, or 12.0%. On a constant currency basis, salaries and employee benefits decreased 10% principally due to a decrease in base salary expense resulting from an 8% headcount reduction, including retirees, as well as, from the elimination of the Towers Perrin principal bonus in fiscal year 2011. These decreases are partially offset by an increase in discretionary compensation and pension expenses. As a percentage of revenue, salaries and employee benefits decreased to 65.3% for the first quarter of fiscal year 2011 from 71.4% for the first quarter of fiscal year 2010.
Professional and Subcontracted Services
Professional and subcontracted services for the first quarter of fiscal year 2011 were $58.1 million, compared to $51.8 million for the first quarter of fiscal year 2010, an increase of $6.3 million, or 12.2%. On a constant currency basis, professional and subcontract services increased 14%, principally due to an increase in the use of external service providers, including the outsourcing of IT services. Towers Perrin has an outsourced information technology infrastructure the cost of which fluctuated due to contract credits in the prior fiscal year. As a percentage of revenue, professional and subcontracted services increased to 7.7% for the first quarter of fiscal year 2011 from 6.6% for the first quarter of fiscal year 2010.

Occupancy
Occupancy expense for the first quarter of fiscal year 2011 was $35.5 million compared to $36.9 million for the first quarter of fiscal year 2010, a decrease of $1.4 million, or 3.8%. On a constant currency basis, occupancy decreased 2% mainly due to decreases in rent expense in North America. As a percentage of revenue, occupancy expense remained at 4.7% for both periods.
General and Administrative Expenses
General and administrative expenses for the first quarter of fiscal year 2011 were $58.5 million, compared to $65.2 million for the first quarter of fiscal year 2010, a decrease of $6.7 million, or 10.3%. On a constant currency basis, general and administrative expenses decreased 7%, primarily due to a decrease in professional liability expense resulting from a favorable change in case reserves. This decrease is partially offset by recognized foreign exchange losses related to the remeasurement of short-term assets as well as increases in travel and general office expenses. As a percentage of revenue, general and administrative expenses decreased to 7.8% for the first quarter of fiscal year 2011 from 8.3% for the first quarter of fiscal year 2010.
Depreciation and Amortization
Depreciation and amortization expense for the first quarter of fiscal year 2011 was $30.9 million, compared to $33.8 million for the first quarter of fiscal year 2010, a decrease of $2.9 million, or 8.7%. On a constant currency basis, depreciation and amortization decreased 7%, principally due to a decrease in depreciation of fixed assets. As a percentage of revenue, depreciation and amortization expenses were 4.1% and 4.3% for fiscal years 2011 and 2010, respectively.
Income From Affiliates
Income from affiliates for the first quarter of fiscal year 2011 was $164 thousand compared to $322 thousand for the first quarter of fiscal year 2010. These amounts reflect our portion of Fifth Quadrant’s operating results.
Interest Income
Interest income remained constant and was $1.3 million for the first quarter of fiscal year 2011, compared to $1.2 million for the first quarter of fiscal year 2010.
Interest Expense
Interest expense remained constant and was $3.4 million for the first quarter of fiscal year 2011, compared to $3.1 million for the first quarter of fiscal year 2010.
Other Non-Operating Income
Other non-operating income for the first quarter of fiscal year 2011 was $1.6 million, compared to $6.4 million for the first quarter of fiscal year 2010. The additional income in fiscal year 2010 compared to fiscal year 2011 was principally due to income received during fiscal year 2010 from an investment that was sold by Towers Perrin in 2009.
Explanatory Note Regarding Pro Forma Financial Information
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the first quarter of fiscal year 2011 and 2010, giving effect to the business combination as if it had been completed on July 1, 2009. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Historical Results of Towers Watson
The following sections of Management’s Discussion and Analysis are based on actual results of the business and do not contain pro forma information.
Liquidity and Capital Resources
Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our credit facilities. Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.
We believe that we have sufficient resources to fund operations beyond the next 12 months, including $203.0 million payable in January 2011 in principal and interest on the notes issued in connection with the Merger. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.
Our cash and cash equivalents at September 30, 2010 totaled $551.1 million, compared to $600.5 million at June 30, 2010. The decrease in cash from June 30, 2010 to September 30, 2010 was principally attributable to the payment of $144 million of discretionary compensation related to the fiscal year ended June 30, 2010, $36.1 million related to funding our pension plans, $12.5 million in corporate taxes, $7.6 million in capital expenditures and $5.2 million in dividends during first quarter of fiscal year 2011. These outflows of cash were funded by current operations and existing cash balances.
Our cash and cash equivalents balance includes $66.2 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves, and $169.6 million, which is available for payment of reinsurance premiums on behalf of reinsurance clients. As a result, we have a net $315.3 million of cash that is available for our use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2010, $286.8 million of Towers Watson’s total cash balance of $551.1 million was held outside of the United States, which it has the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2010, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows Used in Operating Activities.
Cash flows used in operating activities was $31.9 million for the first quarter of fiscal year 2011 compared to $82.7 million for the first quarter of fiscal year 2010. This decrease of $50.8 million was attributable to the following:
•	the payment of Towers Watson’s six month bonus accrual in first quarter of fiscal year 2011 compared to the payment of Watson Wyatt’s twelve month bonus accrual in first quarter of fiscal year 2010;

•	$24.2 million of non-cash stock-based compensation expense in first quarter of fiscal year 2011 primarily related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger;

•	a reduction of retirement liabilities during the first quarter of fiscal year 2011 due to plan remeasurements as of September 30, 2010; and

•	these decreases were offset by an increase in accounts receivable balances.
The allowance for doubtful accounts increased $4.0 million from June 30, 2010 to September 30, 2010. The number of days of accounts receivable increased to 77 at September 30, 2010 compared to 69 at June 30, 2010.
Cash Flows Used in Investing Activities.
Cash flows used in investing activities for the first quarter of fiscal year 2011 were $30.9 million, compared to $10.1 million of cash flows used in investing activities for the first quarter of fiscal year 2010. The difference is attributed to the purchase of a $14.3 million discount note in the first quarter of fiscal year 2011, as well as the net purchase of available-for-sale securities by PCIC, which due to the Merger, is consolidated with Towers Watson in fiscal year 2011.

Cash Flows Used in Financing Activities.
Cash flows used in financing activities for the first quarter of fiscal year 2011 were $3.7 million, compared to cash flows used in financing activities of $5.0 million for the first quarter of fiscal year 2010. This change was primarily attributable to the repurchase of $13.3 million of Towers Watson’s common stock in the first quarter of fiscal year 2010, compared to no repurchases during the first quarter of fiscal year 2011, as well as $10.0 million of borrowings in the first quarter of fiscal year 2010 compared to no borrowings in the first quarter of fiscal year 2011.
Capital Commitments
Expenditures of capital funds were $6.3 million for the first quarter of fiscal year 2011. Anticipated commitments of capital funds for Towers Watson are estimated at $87.1 million for the remainder of fiscal year 2011. We expect cash from operations to adequately provide for these cash needs.
Dividends
During the first quarter of fiscal year 2011, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in the first quarter of fiscal year 2011 and 2010 were $5.2 million and $3.2 million, respectively.
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
Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2011 are projected to be approximately $23.5 million.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, we entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $98.5 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of September 30, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).

Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
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
As of September 30, 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of September 30, 2010, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.9 million). As of September 30, 2010 a total of BRL 5.8 million (U.S. $3.5 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.8 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $3.6 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Risk Management
As a part of our overall risk management program, we purchase customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance currently includes a self-insured retention of $1 million per claim, and covers professional liability claims against us, including the cost of defending such claims. Prior to the Merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per claim, which policies remained in force subsequent to the Merger through June 30, 2010. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that in the event of a material unfavorable result in one or more of the pending claims, we will not incur material costs.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2010, we had a $226.2 million IBNR liability balance.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 7 — Retirement Benefits; Note 4 — Goodwill and Intangible Assets; Note 8 — Commitments and Contingent Liabilities; Note 10 — Restricted Shares; Note 15 — Income Taxes; the Executive Overview; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;
•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;
•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;
•	our ability to make profitable acquisitions, on which our growth depends;
•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;
•	foreign currency exchange and interest rate fluctuations;
•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;
•	our continued ability to recruit and retain qualified associates, particularly given recent changes in our associate compensation programs;
•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;
•	declines in demand for our services;
•	recently implemented SEC rules concerning disclosure on compensation consultant fees, and the potential impact of losses of clients and associates;
•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;
•	our ability to obtain professional liability insurance;
•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;
•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;
•	our ability to achieve cost reductions after acquisitions;
•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;
•	the ability to successfully address issues surrounding the number of company shares that will become freely tradable on January 1, 2011;
•	the level of capital resources required for future acquisitions and business opportunities;
•	regulatory developments abroad and domestically that impact our business practice;
•	legislative and technological developments that may affect the demand for or costs of our services;
and other factors as discussed under “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on September 7, 2010. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.
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
Foreign Currency Risk
For the three months ended September 30, 2010, 49% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2010, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $4.2 million, or 13%, for the three months ended September 30, 2010. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2010.
ITEM 1A. RISK FACTORS.
Except as described below, there are no material changes from risk factors as previously disclosed in our 2010 Annual Report on Form 10-K (File No. 001-34594), filed on September 7, 2010 (“10-K”) . We urge you to read the risk factors contained in such Report.
As previously described in our 10-K, a putative class action lawsuit and two related lawsuits were filed by certain former shareholders of Towers Perrin against Towers Perrin and certain of its officers and directors. On January 20, 2010, the court consolidated the three actions for all purposes. On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. Towers Watson continues to believe the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(b) Secondary Public Offering
On September 22 and October 1, 2010, the Company closed the secondary public offering of its Class A common stock, pursuant to which certain Company stockholders sold shares of the Company’s Class B-1 common stock for cash. However, as discussed earlier in this Report, the Company did not receive any of the proceeds from such offering.
(c) Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, the Company’s Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. No shares had been repurchased as of September 30, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Towers Watson or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Towers Watson may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Towers Watson & Co. (1)

10.01	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).**(2)

10.02	Appendix A to Awards (setting forth performance criteria for 2010 — 2013 performance period)**(2)

21.1	Subsidiaries of Towers Watson & Co.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

**	Designates management contracts and compensation plans.

(1)	Incorporated by reference to Exhibit 3.1 to the Form S-1/A filed by the Company on September 13, 2010.

(2)	Incorporated by reference to the Form 8-K filed by the Company on September 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley Name: John J. Haley	November 9, 2010 Date
Title: Chief Executive Officer

/s/ Roger F. Millay	November 9, 2010

Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Peter L. Childs	November 9, 2010

Name: Peter L. Childs	Date
Title: Principal Accounting Officer