Form 10-Q
period 2010-12-31
Towers Watson & Co.
filed 2011-02-08
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Yes ☐ No ☑
As of February 7, 2011 there were 54,455,163 outstanding shares of Class A Common Stock and 3,410,132 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,561,630 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,675,488 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,455,030 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2010

TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$790,664	$432,614	$1,542,105	$833,959

Costs of providing services:
Salaries and employee benefits	499,449	267,220	991,106	524,546
Professional and subcontracted services	60,073	28,103	118,141	49,865
Occupancy	36,343	19,226	71,815	37,667
General and administrative expenses	71,519	37,278	130,003	71,454
Depreciation and amortization	30,525	18,251	61,405	36,185
Transaction and integration expenses	30,702	16,727	48,392	25,292

	728,611	386,805	1,420,862	745,009

Income from operations	62,053	45,809	121,243	88,950

Income/(loss) from affiliates	121	(1,059)	285	(164)
Interest income	1,289	189	2,584	539
Interest expense	(3,475)	(604)	(6,828)	(1,053)
Other non-operating income	11,410	1,758	12,973	2,900

Income before income taxes	71,398	46,093	130,257	91,172

Provision for income taxes	22,817	22,113	47,947	37,463

Net income before non-controlling interests	48,581	23,980	82,310	53,709

Net income attributable to non-controlling interests	478	108	965	56

Net income attributable to controlling interests	$48,103	$23,872	$81,345	$53,653

Earnings per share:
Net income attributable to controlling interests — basic	$0.65	$0.57	$1.10	$1.26

Net income attributable to controlling interests — diluted	$0.65	$0.56	$1.09	$1.26

Weighted average shares of common stock, basic (000)	74,273	42,244	74,254	42,458

Weighted average shares of common stock, diluted (000)	74,335	42,580	74,320	42,734

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	December 31,	June 30,
	2010	2010
Assets
Cash and cash equivalents	$620,929	$600,466
Short-term investments	38,910	51,009
Receivables from clients:
Billed, net of allowances of $13,782 and $7,975	461,983	421,602
Unbilled, at estimated net realizable value	228,671	215,912

	690,654	637,514
Other current assets	156,991	156,312

Total current assets	1,507,484	1,445,301
Fixed assets, net	224,695	227,308
Deferred income taxes	293,288	344,481
Goodwill	1,859,612	1,717,295
Intangible assets, net	671,827	683,487
Other assets	169,966	155,745

Total Assets	$4,726,872	$4,573,617

Liabilities
Accounts payable, accrued liabilities and deferred income	$482,604	$409,308
Reinsurance payables	130,381	164,539
Note payable	203,967	201,967
Other current liabilities	169,427	189,966

Total current liabilities	986,379	965,780
Revolving credit facility	—	—
Accrued retirement benefits	904,939	1,061,557
Professional liability claims reserve	321,937	335,034
Other noncurrent liabilities	248,237	246,574

Total Liabilities	2,461,492	2,608,945

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value: 300,000,000 shares authorized; 52,164,981 and 47,160,497 issued and 52,164,981 and 47,160,497 outstanding	522	472
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 22,134,610 and 27,043,196 issued and 22,134,610 and 27,043,196 outstanding	221	270
Additional paid-in capital	1,734,308	1,679,624
Retained earnings	781,775	711,570
Accumulated other comprehensive loss	(261,352)	(436,329)

Total Stockholders’ Equity	2,255,474	1,955,607

Non-controlling interest	9,906	9,065

Total Equity	2,265,380	1,964,672

Total Liabilities and Total Equity	$4,726,872	$4,573,617

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from/(used in) operating activities:
Net income	$82,310	$53,709
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	8,223	1,462
Depreciation	37,930	29,367
Amortization of intangible assets	23,475	6,818
Provision/(benefit) for deferred income taxes	6,741	(1,344)
Equity from affiliates	119	572
Stock-based compensation	50,533	3,144
Other, net	(10,159)	(2,767)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(36,660)	(15,726)
Other current assets	(12,619)	(8,389)
Other noncurrent assets	(566)	(4,099)
Accounts payable, accrued liabilities and deferred income	60,325	(31,968)
Reinsurance payables	(36,061)	—
Accrued retirement benefits	(41,583)	(11,913)
Professional liability claims reserves	(15,382)	(75)
Other current liabilities	(30,871)	(12,698)
Other noncurrent liabilities	(618)	(19,965)
Income tax related accounts	25,156	6,067

Cash flows from/(used in) operating activities	$110,293	$(7,805)

Cash flows used in investing activities:
Cash paid for business acquisitions, net of cash acquired	(70,823)	—
Purchases of fixed assets	(20,823)	(9,974)
Capitalized software costs	(11,727)	(10,304)
Purchases of held-to-maturity securities	(14,295)	—
Redemptions of held-to-maturity securities	14,295	—
Purchases of available-for-sale securities	(27,236)	—
Redemption of available-for-sale securities	26,708	—
Contingent proceeds from divestitures	12,973	2,900

Cash flows used in investing activities	$(90,928)	$(17,378)

Cash flows used in financing activities:
Borrowings under credit facility	—	—
Dividends paid	(10,500)	(6,364)
Repurchases of common stock	—	(34,922)
Issuances of common stock and excess tax benefit	2,758	3,238

Cash flows used in financing activities	$(7,742)	$(38,048)

Effect of exchange rates on cash	$8,840	$(2,653)

Increase/(decrease) in cash and cash equivalents	20,463	(65,884)

Cash and cash equivalents at beginning of period	600,466	209,832

Cash and cash equivalents at end of period	$620,929	$143,948

Supplemental disclosures:
Cash paid for interest	$4,566	$1,057
Cash paid for income taxes, net of refunds	$20,360	$35,800
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A		Class B				Accumulated
	Common	Class A	Common	Class B	Additional		Other	Non-
	Stock	Common	Stock	Common	Paid-in	Retained	Comprehensive	Controlling
	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Loss	Interest	Total
Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$711,570	$(436,329)	$9,065	$1,964,672
Non-controlling interests	—	—	—	—	—	—	124	841	965
Comprehensive Income
Net income	—	—	—	—	—	81,345	—	—	81,345
Additional minimum pension liability, net of tax	—	—	—	—	—	—	78,976	—	78,976
Foreign currency translation adjustment, net of tax	—	—	—	—	192	—	94,110	—	94,302
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(333)	—	(333)
Hedge effectiveness, net of tax	—	—	—	—	—	—	2,100	—	2,100

Total comprehensive income									256,390
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	(11,140)	—	—	(11,140)
Issuances of common stock and excess tax benefits	68	1	—	—	2,757	—	—	—	2,758
Stock-based compensation	—	—	—	—	50,533	—	—	—	50,533
Acceleration of Class B shares to Class A shares	16	—	(16)	—		—	—	—	—
Adjustment to repurchases of Class B-1 shares from tender offer	—	—	28	—	1,202	—	—	—	1,202
Secondary offering conversion of Class B1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—	—

Balance as of December 31, 2010	52,165	$522	22,134	$221	$1,734,308	$781,775	$(261,352)	$9,906	$2,265,380

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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. Towers Watson’s condensed consolidated financial statements as of and for the three and six months ended December 31, 2010 include the results of Towers Perrin’s operations. The condensed consolidated financial statements of Towers Watson as of and for the three and six months ended December 31, 2009 include only the financial statements of Watson Wyatt.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2010 was derived from Towers Watson’s audited financial statements.
Our fiscal year 2011 began July 1, 2010 and ends June 30, 2011.
The results of operations for the three and six months ended December 31, 2010 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2011. The results reflect certain estimates and assumptions made by management including those estimates used in calculating Merger consideration and fair value of tangible and intangibles, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Note 2 — Mergers and Acquisitions.
Merger with Towers Perrin
Watson Wyatt and Towers Perrin merged to form Towers Watson to combine the strengths and a strong set of complementary services of the legacy firms to drive growth and result in a larger global presence and market share gains across all of our business lines.
Consideration Exchanged
The consummation of the Merger resulted in the following:
•	Each share of Watson Wyatt Class A common stock, par value $0.01 per share issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Towers Watson Class A common stock, par value $0.01 per share (the “Class A Common Stock”). In addition, outstanding deferred rights to receive Watson Wyatt Class A common stock were converted into the right to receive an equal number of shares of Towers Watson Class A common stock, and outstanding options to purchase Watson Wyatt Class A common stock were assumed by Towers Watson and converted on a one-for-one basis into fully vested options to purchase shares of Towers Watson Class A common stock with the same exercise price as the underlying Watson Wyatt options.

•	Each share of Towers Perrin common stock, par value $0.50 per share, issued and outstanding immediately prior to the Merger was converted into the right to receive 545.627600377 fully paid and nonassessable shares of Towers Watson common stock, which ratio was determined at the time of the Merger in accordance with the Merger Agreement. Shares of Towers Watson common stock issued to Towers Perrin shareholders (other than 209,013 shares issued to Towers Perrin shareholders located in certain countries (as detailed below) and other than shares issued to Towers Perrin shareholders who elected to receive a portion of their Merger Consideration as shares of Towers Watson’s Class R common stock, par value $0.01 per share) were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. Outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:
Class B-1 common stock- January 1, 2011
Class B-2 common stock- January 1, 2012
Class B-3 common stock- January 1, 2013
Class B-4 common stock- January 1, 2014
•	In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their merger consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.

•	Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by Towers Watson’s executive committee) and received a portion of their Merger consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R common stock would not exceed $400 million, shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 common stock in exchange for their shares of Towers Perrin common stock that were not exchanged for shares of Towers Watson Class R common stock due to proration or because the Towers Perrin shareholder elected to receive less than 100% of his or her Merger consideration in the form of Towers Watson Class R common stock. Shares of Towers Watson Class B-1 common stock converted into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.

•	Prior to the Merger, Towers Perrin issued awards of restricted stock units to certain Towers Perrin employees, which were exchanged in the Merger for shares of Towers Watson Class A common stock, generally subject to a three-year contractual vesting schedule and other restrictions (“Restricted Towers Watson Class A Common Stock”). At the time of the Merger, the restricted stock units were converted using the Merger Agreement exchange ratio (545.627600377) into Towers Watson Restricted Class A common stock. The restriction on the underlying shares lapses over the service period for the employees, which is from grant date in October 2009 to January 1, 2011 through 2013, annually. The Towers Watson Restricted Class A common stock is held by an administrator or in a trust and the dividends accrue and the shares are voted in blocks according to provisions in the Merger Agreement.
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
PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As of December 31, 2009, Watson Wyatt’s investment in PCIC was $13.7 million. Towers Watson’s financial statements as of and for the three and six month periods ended December 31, 2009, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC, which resulted in recording a loss from affiliates of $1.4 million and $0.3 million for the three and six month periods ended December 31, 2010, respectively.
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
Measurement period
As of the date of the filing of this quarterly report, the accounting for this business combination is complete.
During the six months ended December 31, 2010, we identified the following adjustments to the initial fair value of the opening balance sheet of Towers Perrin to increase non-current deferred tax asset by $10.5 million, decrease to non-current assets by $0.9 million, decrease fixed assets by $0.5 million, increase accounts payable, accrued liabilities and deferred income by $0.2 million, resulting in a decrease to goodwill of $8.9 million. Our June 30, 2010 comparative balance sheet has been retrospectively adjusted to reflect these adjustments.

The table below sets forth the Merger consideration transferred to Towers Perrin shareholders and the tangible and intangible net assets received in the Merger:

	January 1, 2010
	(In thousands, except share and per share data)
Calculation of Consideration Transferred
Cash paid			$200,000
Notes payable issued to Towers Perrin shareholders			200,000
Towers Perrin shares converted to Towers Watson shares	42,489,840
Less Class R shares	(8,548,835)
Less 10% of consideration in RSUs	(4,248,984)

Shares of Towers Watson stock issued		29,692,021
Closing price of Watson Wyatt stock, December 31, 2009		$47.52
Average discount for restricted stock		7%

Aggregate fair value of the Towers Watson common stock issued			1,313,650
Fair value of RSUs assumed in the Merger			43,729

Total consideration transferred			$1,757,379

Tangible and Intangible Net Assets:
Current assets		$1,002,567
Other non-current assets		219,755
Identifiable intangible assets		552,785
Deferred tax asset, net		149,381
Current liabilities		(672,033)
Other long-term liabilities		(760,708)
Goodwill		1,265,632

Total tangible and intangible net assets			$1,757,379

The unaudited pro forma combined statements of operations are as follows:

	Six Months Ended
	December 31,
	2010	2009
	(In thousands)
Revenue	$1,542,105	$1,627,046

Costs of providing services:
Salaries and employee benefits	991,106	1,131,425
Professional and subcontracted services	118,141	118,625
Occupancy	71,815	74,824
General and administrative expenses	130,003	119,324
Depreciation and amortization	61,405	67,783

	1,372,470	1,511,981

Income from operations	169,635	115,065

Income/(loss) from affiliates	285	(101)
Interest income	2,584	2,321
Interest expense	(6,828)	(6,529)
Other non-operating income	3,610	8,181

Income before income taxes	169,286	118,937
Provision for income taxes	63,574	31,111

Net income before non-controlling interests	105,712	87,826
Less: Net income/(loss) attributable to non-controlling interests	965	(502)

Net income/(loss) attributable to controlling interests	$104,747	$88,328

Acquisitions
During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by accounting for business combinations. The following summary is provided to give our investors better understanding of our recent strategic acquisitions.
On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $68.1 million. The Aliquant business complements our Technology and Administration Solutions practice in our Benefits segment. Aliquant’s clients range from 1,000 to 100,000 employees and span a variety of industries. It had recorded revenues of $32 million for their fiscal year ended September 30, 2010. As the acquisition closed on the last day of the current quarter, the preliminary estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed is not yet complete. We expect to record these preliminary estimates in the third quarter of fiscal 2011. We expect the fair value allocation to include customer related intangibles, developed technology, fixed assets, and deferred revenue. As of December 31, 2010, the fair value of the net assets acquired equal to the consideration paid $68.1 million was recorded preliminarily as goodwill.
Subsequent to the quarter ended December 31, 2010:
On January 31, 2011, Towers Watson purchased EMB, a non-life consulting and software company. The EMB business complements our Risk Consulting and Software practice in our Risk and Financial Services segment. EMB was founded in 1993 in the U.K. as the first actuarial consultancy dedicated to non-life insurance and the development of high-performance actuarial software. EMB advised 28 of the top 30 non-life insurance companies in the world. It had approximately $68 million of revenue for their fiscal year ended April 30, 2010. At the time of the acquisition, it has software products that include EMB Igloo, EMB Emblem and EMB ResQ, which are licensed to 4,000 users in 53 countries. The acquisition closed subsequent to the current quarter. We paid £44 million cash and issued common stock valued at £7,770,000 consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock. The number of shares was determined at a price of £34.1209 per share based on the average closing price for our publicly-traded Class A common stock for the five trading days preceding January 31, 2011, converted to pounds sterling at an agreed-upon exchange rate. We have not yet determined the acquisition accounting estimate for the potential additional consideration which consists of a not-to-exceed deferred payment of £16.1 million and earn out of £12 million. We expect to record the preliminary fair value of intangibles (customer related intangibles, developed technology, trademark and trade name) and tangible assets received and liabilities assumed and preliminary estimate of consideration transferred in the third quarter of fiscal 2011.

Note 3 — Fixed Income Securities.
We hold available-for-sale and held-to-maturity fixed income securities comprised of corporate bonds. The fixed income securities are classified either as short-term investments or non-current assets depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of December 31, 2010 and June 30, 2010:

	December 31, 2010			June 30, 2010
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
	Cost	Gains / (Losses)	Fair Value	Cost	Gains / (Losses)	Fair Value
Short-term investments: due in one year or less	$38,527	$292	$38,819	$50,585	$424	$51,009
Non-current assets: due in one through five years	72,945	1,384	74,329	60,142	1,956	62,098
Proceeds from sales of investments for fixed income securities during the six months ended December 31, 2010 were $8.5 million, resulting in a gain of $0.02 million. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the six months ended December 31, 2010:

		Risk and
		Financial	Talent and
	Benefits	Services	Rewards	All Other	Total
Balance as of June 30, 2010	$1,151,681	$459,373	$105,909	$1,214	$1,718,177
Goodwill acquired	68,338	—	2,006	—	70,344
Translation adjustment	49,211	17,604	4,276	—	71,091

Balance as of December 31, 2010	$1,269,230	$476,977	$112,191	$1,214	$1,859,612

Included in goodwill acquired in the Benefits segment is $68.1 million of consideration preliminarily recorded to goodwill related to the Aliquant acquisition which closed on December 31, 2010. The initial allocation of fair value to tangible assets and liabilities and intangible assets separate from goodwill was not yet determined as of December 31, 2010, but is expected to be estimated and recorded in the third quarter of fiscal year 2011.
The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2010:

		Customer	Core/	Favorable
	Trademark &	related	developed	lease
	trade name	intangible	technology	Agreements	Total
Balance as of June 30, 2010	$366,793	$188,806	$118,726	$9,162	$683,487
Intangible assets acquired during the period	—	—	—	—	—
Amortization	—	(13,838)	(9,637)	(1,548)	(25,023)
Translation adjustment	4,076	9,043	30	214	13,363

Balance as of December 31, 2010	$370,869	$184,011	$109,119	$7,828	$671,827

An intangible unfavorable lease liability of $25.2 million was recorded as a result of acquisition accounting as of June 30, 2010, with a reduction to rent expense of $2.2 million and translation of $0.2 million for the six months ended December 31, 2010, for an ending balance of $23.2 million as of December 31, 2010.
Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2010 and December 31, 2010. These intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the carrying value of intangible assets and liabilities as of December 31, 2010 and June 30, 2010:

	Fiscal Year 2011		Fiscal Year 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$371,271	$402	$367,195	$402
Customer related intangibles	246,567	62,557	237,072	48,266
Core/developed technology	148,694	39,575	148,664	29,938
Non-compete agreements	1,275	1,275	1,275	1,275
Favorable lease agreements	10,952	3,123	10,657	1,495

Total intangible assets	$778,759	$106,932	$764,863	$81,376

Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2010, was 8.2 years. The following table reflects 1) future estimated amortization expense for amortizable intangible assets and 2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2011 and for subsequent fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2011	$25,361	$(941)
2012	48,801	(2,844)
2013	44,482	(2,499)
2014	38,083	(2,141)
2015	31,088	(1,906)
Thereafter	105,315	(5,014)

Total	$293,130	$(15,345)

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
The following presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements on a Recurring Basis at
	December 31, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$6,075	(a), (c)	$32,766	(a)	$—	$38,841
Other current assets	—		2,904	(b)	—	2,904
Other non-current assets	9,605	(c)	72,301	(a)	—	81,906

Liabilities:
Accounts payable, accrued liabilities and deferred income	—		1,414	(b)	—	1,414
The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements on a Recurring Basis at
	June 30, 2010
	Level 1		Level 2		Level 3	Total
Assets:
Short-term investments	$6,196	(a), (c)	$44,813	(a)	$—	$51,009
Other current assets	—		768	(b)	—	768
Other non-current assets	6,278	(c)	62,098	(a)	—	68,376

Liabilities:
Accounts payable, accrued liabilities and deferred income	—		4,277	(b)	—	4,277

(a)	Fixed income available-for-sale and held-to-maturity securities consist of US treasury securities, commercial paper and corporate fixed income securities.

(b)	Consists of foreign exchange forward contracts and foreign exchange options.

(c)	Consists of available-for-sale equity securities invested in mutual funds and common stock.
We recorded a gain of $0.6 million and $0.3 million, respectively, for the three and six months ended December 31, 2010, under general and administrative expenses in the condensed consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges, which are still held at December 31, 2010. There was no material gain or loss recorded in the condensed consolidated statements of operations for available-for-sale or held-to-maturity securities still held at December 31, 2010.
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
Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At December 31, 2010, the longest outstanding maturity was twenty-three months. As of December 31, 2010, a net $0.2 million pretax gain has been deferred in other comprehensive income. A pretax gain of $1.0 million is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three and six months ended December 31, 2010, we recognized no material gains or losses due to hedge ineffectiveness.
As of December 31, 2010 and June 30, 2010, we had cash flow hedges with a notional value of $68.2 million and $87.7 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of December 31, 2010 and June 30, 2010 was an asset/(liability) of $1.5 and ($3.5) million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held at of December 31, 2010 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,305	Accounts payable, accrued liabilities and deferred income	$(1,324)

Total derivatives designated as hedging instruments		1,305		(1,324)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	1,599	Accounts payable, accrued liabilities and deferred income	(90)

Total derivatives not designated as instruments		1,599		(90)

Total derivatives		$2,904		$(1,414)

The fair value of our derivative instruments held at June 30, 2010 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$731	Accounts payable, accrued liabilities and deferred income	$(4,100)
Foreign exchange options	Other current assets	37	Accounts payable, accrued liabilities and deferred income	(94)

Total derivatives designated as hedging instruments		768		(4,194)

Derivatives not designated as hedging instruments:
Foreign exchange options	Other current assets	—	Accounts payable, accrued liabilities and deferred income	(83)

Total derivatives not designated as instruments		—		(83)

Total derivatives		$768		$(4,277)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the six months ended December 31, 2010 is as follows:

Gain recognized in
				Location of gain	income
				recognized in	(ineffective
	Gain	Location of loss	Loss	income (ineffective	portion and
	recognized	reclassified	reclassified	portion and amount	amount
	in OCI	from OCI into	from OCI into	excluded from	excluded from
Derivatives designated as	(effective)	income (effective	income (effective)	effectiveness	effectiveness
hedging instruments:	portion)	portion)	portion)	testing)	testing)
Foreign exchange forwards	$2,716	General and administrative expenses	$(542)	General and administrative expenses	$30

Foreign exchange options	—	General and administrative expenses	(207)		—

Total	$2,716		$(749)		$30

As of December 31, 2010 and June 30, 2010, we had $86.6 million and $1.5 million, respectively, of notional value of derivatives, as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and six months ended December 31, 2010 is as follows:

		Three months	Six months
		ended	ended
		December 31, 2010	December 31, 2010
	Location of gain (loss)	Gain	Gain
Derivatives not designated	recognized	recognized	recognized
as hedging instruments:	in income	in income	in income
Foreign exchange forwards	General and administrative expenses	$2,880	$1,879

Total		$2,880	$1,879

Note 7 — Retirement Benefits.
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. As of June 30, 2010, these funded and unfunded plans represented 98 percent of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 2 percent of the liability.
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
The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and six month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	North		North
	America	Europe	America	Europe
Service Cost	$13,872	$3,336	$5,884	$1,945
Interest Cost	34,952	9,520	12,481	5,931
Expected Return on Plan Assets	(39,933)	(9,889)	(11,549)	(5,172)
Settlement/(curtailment)	1,422	—	—	—
Amortization of Net Loss	5,821	1,377	3,759	682
Amortization of Prior Service (Credit)/Cost	(2,007)	10	(406)	11

Net Periodic Benefit Cost	$14,127	$4,354	$10,169	$3,397

	Six Months Ended December 31,
	2010		2009
	North		North
	America	Europe	America	Europe
Service Cost	$29,428	$6,671	$11,881	$3,891
Interest Cost	70,542	19,039	24,791	11,863
Expected Return on Plan Assets	(78,531)	(19,778)	(23,116)	(10,345)
Settlement/(curtailment)	3,645	—	—	—
Amortization of Net Loss	12,164	2,753	7,307	1,364
Amortization of Prior Service (Credit)/Cost	(2,412)	20	(812)	21

Net Periodic Benefit Cost	$34,836	$8,705	$20,051	$6,794

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30,
	2010		2009		2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Discount rate	5.86%	5.25%	7.21%	6.29%
Rate of increase in compensation levels	3.88%	3.88%	3.29%	5.15%
For the 2011 fiscal year, the discount rate used to determine net periodic benefit cost was initially based on the rates in the table shown above for the determination of the projected benefit obligation as of June 30, 2010, which included a 5.86% rate for North America. As a result of plan changes adopted during the first quarter of fiscal year 2011, the legacy Watson Wyatt U.S. Pension Plans were remeasured as of September 30, 2010. Upon remeasurement the discount rate assumption was changed for these plans and the net periodic benefit cost for the 2011 fiscal year is now calculated using a weighted average discount rate of 5.79% for North America.
Employer Contributions
The Company made $32.8 million in contributions to the North American plans during the first six months of fiscal year 2011 and anticipates making $5.8 million in contributions over the remainder of the fiscal year. The Company made $9.8 million in contributions to Europe plans during the first six months of fiscal year 2011 and anticipates making $11.5 million in contributions over the remainder of the fiscal year.
Defined Contribution Plans
Under the legacy Watson Wyatt plan, we sponsor a savings plan that provides benefits to substantially all U.S. associates. We match associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. We will also make an annual profit sharing contribution to the plan in an amount that is dependent upon our financial performance during the fiscal year.
The legacy Watson Wyatt U.K. pension plan has a money purchase section to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%.
The legacy Towers Perrin plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all associates within those countries. Certain of these plans provide for a Company match to associate contributions at various rates. In the United States, we provide a matching contribution of 100% of the first 5% of associate contributions. We make contributions of 10% of pay to the legacy Towers Perrin U.K. plan.
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
Contributions to the various defined contribution plans for the six months ended December 31, 2010 were $11.9 million compared to $4.8 million for the six months ended December 31, 2009.
Health Care Benefits
In the legacy Watson Wyatt and Towers Perrin U.S. plans, we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.
Postretirement Benefits
Under both the legacy Watson Wyatt and legacy Towers Perrin plans, we provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. We accrue a liability for these benefits. Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$994	$295	$2,549	$594
Interest cost	2,733	654	6,286	1,309
Expected return on plan assets	(33)	—	(66)	—
Settlement/(curtailment)	(1,284)	—	(3,386)	—
Amortization of net loss/(gain)	445	(275)	533	(550)
Amortization of prior service cost	(1,780)	(143)	(1,909)	(285)

Net periodic benefit cost	$1,075	$531	$4,007	$1,068

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
Subordinated Notes due January 2011
On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due January 2011 in the aggregate principal amount of $200 million. The Towers Watson Notes due January 2011 were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0%, and matured on January 1, 2011. The indenture contained limited operating covenants, and obligations under the Towers Watson Notes due January 2011 were subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture) on the terms set forth in the Indenture. On January 3, 2011 (the first business day following the note maturity date), Towers Watson repaid both principal and interest on the Notes which was funded in part by a $75 million borrowing under our Senior Credit Facility.
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of December 31, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
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
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson and its subsidiaries to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2010, we are in compliance with our covenants.
As of December 31, 2010 and 2009, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of December 31, 2010, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.9 million). As of December 31, 2010, a total of BRL 5.7 million (U.S. $3.4 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.1 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $3.9 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
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
Legal Proceedings
From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the most significant pending or potential claims against Towers Watson and its subsidiaries. We also receive subpoenas in the ordinary course and, from time-to-time, receive requests for information in connection with government investigations.
Before the Merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per claim, which provided coverage for professional liability claims including the cost of defending such claims. These policies remained in force subsequent to the Merger. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more claims, we will not incur material costs. Our professional liability insurance coverage beyond our self-insured retention was written by PCIC, an affiliated captive insurance company, with reinsurance and excess insurance attaching at $26 million provided by various unaffiliated commercial insurance carriers. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and as a result, PCIC’s results are consolidated in Towers Watson’s operating results. Although the PCIC insurance policies will continue to cover professional liability claims above a $1 million per claim self-insured retention for claims reported during the periods these policies were in effect, the consolidation of PCIC will effectively result in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per claim self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development also may result in fluctuations in Towers Watson’s earnings.
PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into run-off mode of operation. We have established a new wholly-owned captive insurance company, Stone Mountain Insurance Company (“SMIC”), from which we are obtaining similarly structured insurance effective July 1, 2010. SMIC provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. SMIC has secured reinsurance coverage providing $25 million excess of the $25 million retained layer for the current policy period. This structure effectively results in self-insurance for the first $25 million of loss per occurrence or in the aggregate for Towers Watson above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements.
ExxonMobil Superannuation Plan (Australia)
In March 2007, the Trustees of the ExxonMobil (Australia) Superannuation Plan commenced a legal proceeding in the Supreme Court of Victoria against Towers Perrin and the plan sponsors, Esso (Australia) and ExxonMobil (Australia), commenced a similar legal proceeding against Towers Perrin in April 2007 (collectively the “2007 actions”). On May 15, 2009, as the time was expiring to add any additional contributing parties, Towers Perrin filed third-party claims against Watson Wyatt, the successor actuary and Plan administrator. The professional advisors other than Towers Perrin who are named as defendants in the 2007 actions have commenced a separate legal proceeding against Watson Wyatt seeking indemnification and contribution (the “contribution action”).
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
The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) which seeks an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements. The parties to the rectification action (which did not include Towers Perrin and Watson Wyatt) have reached an agreement to settle that matter by agreeing to provide a compromise benefit to plan participants, the net present value of which was approximately AU$143.3 million as of October 2009. This settlement has been approved by the Court. In light of the resolution of the rectification action, the plan sponsor has requested that the five defendants originally named in the 2007 actions (which include Towers Perrin but not Watson Wyatt) consider a compromise resolution of those actions. The Company has taken the request under advisement.
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
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties are currently engaged in fact discovery.
Towers Watson continues to believe the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
Acument Global Technologies, Inc.
In a letter to the Company dated January 26, 2011, Acument Global Technologies, Inc. (“Acument”) and the Acument Global Technologies, Inc. Pension Plan (the “Plan”) claim that Towers Watson breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with advice provided to Acument relating to investment of certain assets of the Plan in the Westridge Capital Management Enhancements Funds (the “Westridge Funds”). Acument and the Plan demand that the Company make the Plan whole for losses and damages allegedly sustained as a result of Acument’s decision to invest in the Westridge Funds. Watson Wyatt Investment Consulting, Inc. (“WWIC”), now known as Towers Watson Investment Services, Inc. (“TWIS”), provided investment consulting services to Acument between December 1, 2007 and April 30, 2010. In connection with those services, WWIC recommended an investment in the Westridge Funds. In July 2008, Acument made a $47 million investment in the Westridge Funds. During the period December 1, 2008 through January 22, 2009, Acument made additional investments of $9.5 million, bringing the aggregate investment of the Plan’s assets in the Westridge Funds to $56.5 million.
As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission (“CFTC”) filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities Exchange Commission filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $9.5 million of its investment in the Westridge Funds from the receivership. Distributions from the receivership have not yet been completed and Acument could recover additional sums. The Company plans to decline Acument’s demand for compensation and plans to defend vigorously against any legal proceedings that may ensue.
Note 9 — Comprehensive (Loss)/Income.
Comprehensive (loss)/income includes net income, additional minimum pension liability, unrealized loss on available for sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended December 31, 2010, comprehensive income totaled $49.3 million compared with comprehensive income of $23.9 million for the three months ended December 31, 2009. For the six months ended December 31, 2010, comprehensive income totaled $256.4 million compared with comprehensive income of $49.1 million for the six months ended December 31, 2009.
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

Stock Class	Number of Shares	Conversion Date
B-1	5,642,302	January 1, 2011
B-2	5,561,630	January 1, 2012
B-3	5,561,630	January 1, 2013
B-4	5,369,048	January 1, 2014
On January 1, 2011, the 5,642,302 shares of Class B-1 common stock listed in the table above converted to freely tradable Class A common stock.
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
On June 29, 2010, we completed a tender offer to exchange shares of our Class B-1 common stock, par value $.01 per share, for unsecured subordinated notes in the aggregate principal amount of $97.3 million due March 15, 2012. Each note had a principal amount equal to the product of the number of shares of Class B-1 common stock tendered and $43.43, the exchange ratio.
The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may occur in the future on the market price of Class A common stock. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders in the aggregate principal amount of $97.3 million.
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares on January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associated terminations and reflect the outstanding Restricted Class A shares as of December 31, 2010. The shares listed in the table do not reflect the vesting that occurred on January 1, 2011.

Stock Class	Number of Shares	Conversion Date
A	1,277,618	January 1, 2011
A	1,277,618	January 1, 2012
A	1,277,618	January 1, 2013
For the three and six months ended December 31, 2010, we recorded $24.2 million and $47.9 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. There was no such expense for the three and six months ended December 31, 2009. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years.
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
Towers Watson & Co. Employee Stock Purchase Plan
Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson Class A common stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Watson Wyatt originally registered 750,000 shares of its Class A common stock on December 19, 2001 and an additional 1,500,000 shares of its Class A common stock on December 16, 2003, of which 196,424 shares remained available for issuance immediately prior to the Merger, at which time 4,500,000 additional shares were added. Towers Watson filed a Form S-8 Registration Statement in the third quarter of fiscal 2010 registering the 4,696,424 shares available for issuance under the Stock Purchase Plan.
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
Restricted Stock Units
     Executives and Employees
In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit (“RSU”) award agreement, pursuant to the 2009 Plan. RSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. The targets reflect an emphasis on continued profitability growth through successful integration, despite the difficult economic environment. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares.
During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. For the three and six months ended December 31, 2010, we recorded $0.5 million of stock-based compensation related to this grant.
During the three and six months ended December 31, 2010, 28,500 and 38,916 RSUs were granted to certain employees that vest equally on January 1, 2011, 2012 and 2013 based on continued employment through each vesting period. For the three and six months ended December 31, 2010, we recorded $1.1 million and $1.2 million, respectively, of stock-based compensation related to these grants.
     Outside Directors
In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the three and six months ended December 31, 2010, 0 and 24,710 restricted stock units were granted, respectively, for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2011. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors which vest in equal annual installments over a three year period ending January 1, 2013. For the three and six months ended December 31, 2010, we recorded $425,000 and $1.1 million, respectively, of non-cash stock-based compensation related to these awards for outside directors.
Stock Options
There were no grants of stock options during the three and six months ended December 31, 2010 under the 2009 Plan.
During the three and six months ended December 31, 2009, 0 and 125,648 stock options, respectively, were granted under the Watson Wyatt 2000 Long-term Incentive Plan with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47 with a three-year vesting term. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date and the unamortized grant date fair value of the options was recorded as expense. As a result, we recorded stock-based compensation of $1.3 million during fiscal year 2010.
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

Six Months Ended
December 31,
2009
Stock option grants:
Risk-free interest rate	1.4%
Expected lives in years	3
Expected volatility	37.0%
Dividend yield	0.7%
Weighted-average grant date fair value of options granted	$10.21
Number of shares granted	125,648
Former Watson Wyatt Plans and Change of Control Provisions
The following former Watson Wyatt Plans were not assumed by Towers Watson and all obligations under the plans have been met. The following is disclosed as these plans had activity in the three and six months ended December 31, 2009.
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
Expenses for this plan were recognized when awards met the criteria of both probable and reasonably estimable. Stock-based compensation related to these performance awards is recorded as a component of salaries and employee benefits. Historically, Watson Wyatt’s management periodically reviewed conditions that would affect the vesting of performance-based awards and adjusted compensation expense, if necessary, based on achievement of financial performance metrics set by the Compensation Committee of Watson Wyatt. The SBI 2008 and 2009 plan documents stated that the Watson Wyatt Compensation Committee had the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. Based on available plan performance information, the Watson Wyatt Compensation Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the date of the Merger, and (ii) it would settle the SBI 2009 plan at 100% of target to take into account that the performance period would only be halfway completed as of the closing date of the Merger. During the first quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, a $599,000 reversal of compensation expense was recorded. As a result, compensation expense recorded was $256,000 and ($343,000) in the three and six months ended December 31, 2009.
Amended Compensation Plan for Outside Directors
Historically, Watson Wyatt provided for cash and stock compensation for outside directors under the Amended Compensation Plan for Outside Directors, which was approved by the board of directors of Watson Wyatt in November 2001. The total number of shares reserved for issuance under the Amended Compensation Plan for Outside Directors was 150,000. The Amended Compensation Plan for Outside Directors was not assumed by Towers Watson. Under this plan, outside Watson Wyatt directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. During the three and six months ended December 31, 2009, approximately $100,000 and $200,000 of compensation expense was recorded in conjunction with this plan.

Note 12 — Income Taxes.
As of December 31, 2010, our gross liability for income taxes associated with uncertain tax positions was $33.7 million. This liability can be reduced by $7.6 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $26.1 million, if recognized, would have a favorable impact on our effective tax rate.
Interest and penalties related to income tax liabilities are included in income tax expense. As of December 31, 2010, we had accrued interest of $3.1 million and penalties of $0.4 million, totaling $3.5 million.
We believe it is reasonably possible that there will be a $4.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
Provision for income taxes for three and six months ended December 31, 2010 was $22.8 million and $47.9 million, respectively, compared to $22.1 million and $37.5 million, respectively, for the three and six months ended December 31, 2009. The effective tax rate was 36.8% for the six months ended December 31, 2010 and 41.1% for the six months ended December 31, 2009. The prior year tax rate was higher primarily due to a 6.5% increase in the effective tax rate associated with the impact of German tax law changes on certain German deferred tax assets in relation to the Merger with Towers Perrin. Towers Watson records a tax benefit on net operating loss carryovers and deferred expenses only if it is more likely than not that a benefit will be realized.
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

Open Tax Years
(fiscal year ending in)
United States — federal	2002 and forward
United States — various states	1998 and forward
Canada — federal	2003 and forward
Germany	2004 and forward
The Netherlands	2008 and forward
United Kingdom	2009 and forward
Note 13 — Segment Information.
Towers Watson has three reportable operating segments or practice areas:
(1)	Benefits

(2)	Risk and Financial Services

(3)	Talent and Rewards
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

The table below presents specified information about reported segments as of and for the three months ended December 31, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$440,393	$172,815	$147,108	$760,316
Net operating income	134,271	36,724	36,010	207,005
Receivables	415,060	134,847	143,286	693,193

The table below presents specified information about reported segments as of and for the three months ended December 31, 2009:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$289,145	$71,128	$55,321	$415,594
Net operating income	87,408	15,419	9,056	111,883
Receivables	234,386	44,732	37,777	316,895

The table below presents specified information about reported segments as of and for the six months ended December 31, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$865,133	$339,167	$283,345	$1,487,645
Net operating income	260,201	75,888	65,418	401,507
Receivables	415,060	134,847	143,286	693,193

The table below presents specified information about reported segments as of and for the six months ended December 31, 2009:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$559,909	$140,250	$107,400	$807,559
Net operating income	166,920	30,756	14,735	212,411
Receivables	234,386	44,732	37,777	316,895

A reconciliation of the information reported by segment to the consolidated amounts follows for the three and six months ended December 31, (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Total segment revenue	$760,316	$415,594	$1,487,645	$807,559
Reimbursable expenses and other	30,348	17,020	54,460	26,400

Revenue	$790,664	$432,614	$1,542,105	$833,959

Net Operating Income:
Total segment net operating income	$207,005	$111,883	$401,507	$212,411
Differences in allocation methods (1)	5,179	5,911	14,965	5,539
Amortization of intangibles	(11,673)	(3,390)	(23,412)	(6,756)
Transaction and integration expenses	(30,702)	(16,727)	(48,392)	(25,292)
Stock-based compensation and restricted A shares	(24,191)	—	(47,916)	—
Discretionary compensation	(85,500)	(46,865)	(173,975)	(94,828)
Other non-operating income	11,410	1,758	12,973	2,900
Other, net	(130)	(6,477)	(5,493)	(2,802)

Income before income taxes	$71,398	$46,093	$130,257	$91,172

Receivables:
Total segment receivables — billed and unbilled (2)	$693,193	$316,895	$693,193	$316,895
Valuation differences and other	(2,539)	877	(2,539)	877

Total billed and unbilled receivables	690,654	317,772	690,654	317,772
Assets not reported by segment	4,036,218	1,246,545	4,036,218	1,246,545

Total assets	$4,726,872	$1,564,317	$4,726,872	$1,564,317

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

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

	Three Months Ended December 31,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income attributable to controlling interests	$48,103			$23,872
Less: Income allocated to participating securities	(2,734)			—

Income available to common shareholders	$45,369	70,053	$0.65	$23,872	42,244	$0.57

Diluted EPS
Share-based compensation awards	—	62		—	336

Income available to common shareholders	$45,369	70,115	$0.65	$23,872	42,580	$0.56

	Six Months Ended December 31,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income attributable to controlling interests	$81,345			$53,653
Less: Income allocated to participating securities	(4,624)			—

Income available to common shareholders	$76,721	70,032	$1.10	$53,653	42,458	$1.26

Diluted EPS
Share-based compensation awards	—	66		—	276

Income available to common shareholders	$76,721	70,098	$1.09	$53,653	42,734	$1.26

Note 15 — Recent Accounting Pronouncements.
Adopted
ASC 810, Amendments to FASB Interpretation No. 46 (R), amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We adopted these provisions on July 1, 2010 and the provisions did not have a material impact on our financial position or results of operations.
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $1.1 million as of December 31, 2009, which was previously included in (loss)/income from affiliates,was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.

Not yet adopted
On December 17, 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed in our fiscal year 2012, beginning July 1, 2011. Upon adoption, if any of our reporting units have a zero or negative carrying value, we must assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we would perform step 2 of the goodwill impairment test on the day of adoption and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. We are currently evaluating the impact, if any, on our financial position or results of operations of adopting this provision.
Note 16 — Subsequent Events.
Acquisitions
During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by accounting for business combinations. The summary in Note 2, “Mergers and Acquisitions” in this filing is provided to give our investors better understanding of our recent strategic acquisitions of Aliquant and EMB.
Note repayment
In January 2010, we repaid the principal and interest owed on the $200 million of Towers Watson notes payable to Class R shareholders issued in the Merger.
Acument Global Technologies, Inc.
In a letter to the Company dated January 26, 2011, Acument Global Technologies, Inc. (“Acument”) and the Acument Global Technologies, Inc. Pension Plan (the “Plan”) claim that Towers Watson breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with advice provided to Acument relating to investment of certain assets of the Plan in the Westridge Capital Management Enhancements Funds (the “Westridge Funds”). Acument and the Plan demand that the Company make the Plan whole for losses and damages allegedly sustained as a result of Acument’s decision to invest in the Westridge Funds. Watson Wyatt Investment Consulting, Inc. (“WWIC”), now known as Towers Watson Investment Services, Inc. (“TWIS”), provided investment consulting services to Acument between December 1, 2007 and April 30, 2010. In connection with those services, WWIC recommended an investment in the Westridge Funds. In July 2008, Acument made a $47 million investment in the Westridge Funds. During the period December 1, 2008 through January 22, 2009, Acument made additional investments of $9.5 million, bringing the aggregate investment of the Plan’s assets in the Westridge Funds to $56.5 million.
As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission (“CFTC”) filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities Exchange Commission filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $9.5 million of its investment in the Westridge Funds from the receivership. Distributions from the receivership have not yet been completed and Acument could recover additional sums. The Company plans to decline Acument’s demand for compensation and plans to defend vigorously against any legal proceedings that may ensue.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s chief executive officer became the chief executive officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson and are presented in this filing. Towers Watson’s condensed consolidated financial statements as of and for the three and six months ended December 31, 2010 include the results of Towers Perrin’s operations beginning January 1, 2010. The condensed consolidated financial statements of Towers Watson as of and for the three and six months ended December 31, 2009 include only the financial statements of Watson Wyatt.
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
In the short term, Towers Watson’s revenue will be driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of its clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-practice solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
Overview of Towers Watson
Towers Watson is a global consulting firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 146 offices in 36 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 12,395 and 12,750 full-time associates as of December 31, 2010 and June 30, 2010, respectively, in the following practice areas:

	December 31,	June 30,
	2010	2010
Benefits	6,100	6,165
Risk and Financial Services	2,055	2,030
Talent and Rewards	1,985	1,990
Other	255	215
Business Services (incl. Corporate and field support)	2,000	2,350

Total associates	12,395	12,750

Segments
We provide services in three business segments: Benefits; Risk and Financial Services; and Talent and Rewards.
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
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the six months ended December 31, 2010, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 45% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:
•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).
The Risk and Financial Services segment accounted for 23% of our segment revenue for the six months ended December 31, 2010. Approximately 63% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.
Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:
•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
The Talent and Rewards segment accounted for approximately 19% of our segment revenue for the six months ended December 31, 2010. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 49% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2011 (December 31, 2010) and as of the end of fiscal year 2010 (June 30, 2010), Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2010 and 2009, Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2010.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The six months ended December 31, 2010 and the fiscal year ended June 30, 2010 include data of Towers Watson’s geographic regions. The fiscal year ended June 30, 2009 includes only data of historical Watson Wyatt’s geographic regions.

	Six Months	Fiscal Year
	2011	2010	2009
United States	49%	52%	43%
United Kingdom	22	22	32
Canada	6	6	4
Germany	5	4	4
Netherlands	3	3	3
We derive the majority of our revenue from fees for consulting services, which generally are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense, or on a fixed-fee basis. Management believes the approximate percentages for time and expense and fixed-fee engagements are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our most recent three fiscal years.
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three year period will be $158.4 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.
Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 40 to 60% of the professional and subcontracted services for Watson Wyatt were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the six months ended December 31, 2010 for Towers Watson, approximately 40% of professional and subcontracted services represent these reimbursable services.
Occupancy includes expenses for rent and utilities.
General and administrative expenses includes legal, marketing, human resources, finance, research, technology support, supplies, telephone and other costs to operate office locations as well as professional fees and insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
Depreciation and amortization includes the depreciation of fixed assets and amortization of intangible assets and internally-developed software.
Transaction and integration expenses include fees and charges associated with the Merger and with our other acquisitions. Transaction and integration expenses principally consist of investment banker fees, contract termination fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and information technology integration expenses.
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
Pension Assumptions
We sponsor both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. These plans represented 98% of our total pension obligations as of June 30, 2010. We also sponsor funded and unfunded defined benefit pension plans in certain other countries representing the remaining 2% of the liability.
Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-

qualified plan has no assets and therefore is an unfunded arrangement. Beginning January 2008, Watson Wyatt made changes to the plan in the United Kingdom related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for associates hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the associate, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
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
The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans have been frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans will be frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.
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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30,
	2010		2009		2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%
The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	North		North
	America	Europe	America	Europe
Discount rate	5.86%	5.25%	7.21%	6.29%
Rate of increase in compensation levels	3.88%	3.88%	3.29%	5.15%
For the 2011 fiscal year, the discount rate used to determine net periodic benefit cost was initially based on the rates in the table shown above for the determination of the projected benefit obligation as of June 30, 2010, which included a 5.86% rate for North America. As a result of plan changes adopted during the first quarter of fiscal year 2011, the legacy Watson Wyatt U.S. Pension Plans were remeasured as of September 30, 2010. Upon remeasurement the discount rate assumption was changed for these plans and the net periodic benefit cost for the 2011 fiscal year is now calculated using a weighted average discount rate of 5.79% for North America.
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

Effect on FY 2011
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

Effect on FY 2011
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
Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of Towers Watson and are presented herein as historical results. The condensed consolidated statement of operations of Towers Watson for the three and six months ended December 31, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010. The condensed consolidated statement of operations of Towers Watson for the three and six months ended December 31, 2009 includes only the financial results of Watson Wyatt.
In addition to the historical analysis of results of operations, we have prepared unaudited supplemental pro forma results of operations for the three and six month periods ended December 31, 2010 and 2009 as if the Merger had occurred at the beginning of the periods presented and analysis of the pro forma results of operations by line item. The pro forma analysis is prepared and presented to aid in explaining the results of operations of the merged Towers Watson.
As a result of the Merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the three and six months ended December 31, 2009 have been retrospectively realigned to the new general and administrative expense methodology.

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
Revenue	$790,664	100%	$432,614	100%	$1,542,105	100%	$833,959	100%

Costs of providing services:

Salaries and employee benefits	499,449	63%	267,220	62%	991,106	64%	524,546	63%
Professional and subcontracted services	60,073	8%	28,103	6%	118,141	8%	49,865	6%
Occupancy	36,343	5%	19,226	4%	71,815	5%	37,667	5%
General and administrative expenses	71,519	9%	37,278	9%	130,003	8%	71,454	9%
Depreciation and amortization	30,525	4%	18,251	4%	61,405	4%	36,185	4%
Transaction and integration expenses	30,702	4%	16,727	4%	48,392	3%	25,292	3%

	728,611	92%	386,805	89%	1,420,862	92%	745,009	89%

Income from operations	62,053	8%	45,809	11%	121,243	8%	88,950	11%

Income/(loss) from affiliates	121	—%	(1,059)	—%	285	—%	(164)	—%
Interest income	1,289	—%	189	—%	2,584	—%	539	—%
Interest expense	(3,475)	—%	(604)	—%	(6,828)	—%	(1,053)	—%
Other non-operating income	11,410	1%	1,758	—%	12,973	1%	2,900	—%

Income before income taxes	71,398	9%	46,093	11%	130,257	8%	91,172	11%

Provision for income taxes	22,817	3%	22,113	5%	47,947	3%	37,463	4%

Net income before non-controlling interests	48,581	6%	23,980	6%	82,310	5%	53,709	6%
Net income attributable to non-controlling interests	478	—%	108	—%	965	—%	56	—%

Net income attributable to controlling interests	$48,103	6%	$23,872	6%	$81,345	5%	$53,653	6%

Historical Results of Operations for the Three and Six Months Ended December 31, 2010 Compared to the Three and Six Months Ended December 31, 2009.
Revenue for the three months ended December 31, 2010 was $790.7 million, an increase of $358.1 million, or 83%, compared to $432.6 million for the three months ended December 31, 2009. Revenue for the six months ended December 31, 2010 was $1.5 billion, an increase of $708.1 million, or 85%, compared to $834.0 million for the six months ended December 31, 2009. These increases were primarily a result of the Merger combining Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010.
Salaries and employee benefits was 63% and 62% of revenue for the three months ended December 31, 2010 and 2009, respectively. Included in salaries and employee benefits is stock-based compensation of $26.2 million recorded in the second quarter of fiscal year 2011, which primarily related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger. Exclusive of this expense, we experienced a reduction in salaries and employee benefits as a percentage of revenue for the three months ended December 31, 2010 compared to 2009 due to cost savings related to synergies achieved in the four quarters since the merger. Professional and subcontracted services were 8% of revenue for the three months ended December 31, 2010, an increase of 2%, from 6% of revenue for the three months ended December 31, 2009. Included in other non-operating income for the three months ended December 31, 2010 was a $9.4 million deferred payment we received related to a divestiture by Towers Perrin in June 2009 in anticipation of the Merger. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the three months ended December 31, 2010 and 2009.

Salaries and employee benefits was 64% of revenue for the six months ended December 31, 2010, an increase of 1%, from 63% of revenue for the six months ended December 31, 2009. This increase is the result of stock-based compensation of $50.5 million recorded in the first two quarters of fiscal year 2011, which primarily related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger. This increase is offset by a reduction in salaries and employee benefits as a percentage of revenue for the six months ended December 31, 2010 compared to 2009 due to cost savings related to synergies achieved in the three quarters since the merger. Professional and subcontracted services were 8% of revenue for the six months ended December 31, 2010, an increase of 2%, from 6% of revenue for the six months ended December 31, 2009. Included in other non-operating income for the six months ended December 31, 2010 was a $9.4 million deferred payment we received related to a divestiture by Towers Perrin in June 2009 in anticipation of the Merger. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the six months ended December 31, 2010 and 2009.
Provision for income taxes for three months ended December 31, 2010 was $22.8 million, compared to $22.1 million for the three months ended December 31, 2009. The effective tax rate was 32.0% for the three months ended December 31, 2010 and 48.0% for the three months ended December 31, 2009. The prior year tax rate was higher primarily due to a 12.8% increase in the effective tax rate associated with the impact of German tax law changes on certain German deferred tax assets in relation to the Merger with Towers Perrin. In addition, the effective tax rate for the three months ended December 31, 2010 includes a deferred income tax benefit from the impact of a tax restructuring in Japan of 1.5%.
Provision for income taxes for six months ended December 31, 2010 was $47.9 million, compared to $37.5 million for the six months ended December 31, 2009. The effective tax rate was 36.8% for the six months ended December 31, 2010 and 41.1% for the six months ended December 31, 2009. The prior year tax rate was higher due to a 6.5% increase associated with German tax law changes on certain German deferred tax assets in relation to the Merger with Towers Perrin.
Towers Watson has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, with the exception of Towers Watson Canada Inc. We will continue to provide deferred taxes on Canadian earnings for the foreseeable future.
Net income attributable to controlling interests.
Net income attributable to controlling interests for the three months ended December 31, 2010 was $48.1 million, an increase of $24.2 million, or 101.5%, compared to $23.9 million for the three months ended December 31, 2009. The increase was primarily due to an increase of income from operations in connection with the Merger. Net income attributable to controlling interests is inclusive of the amortization of Merger-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), and other Merger-related tax items.
Net income attributable to controlling interests for the six months ended December 31, 2010 was $81.3 million, an increase of $27.7 million, or 51.6%, compared to $53.7 million for the six months ended December 31, 2009. The increase was primarily due to an increase of income from operations in connection with the Merger. Net income attributable to controlling interests is inclusive of the amortization of Merger-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), and other Merger-related tax items.
Earnings per share.
Diluted earnings per share for the three months ended December 31, 2010 was $0.65 compared to $0.56 for the three months ended December 31, 2009. Diluted earnings per share for the six months ended December 31, 2010 was $1.09, compared to $1.26 for the six months ended December 31, 2009.
Non-U.S. GAAP Measures
Diluted earnings per share exclusive of the certain Merger-related items: amortization of intangible assets, transaction and integration expenses including severance (deductible and non-deductible for taxes), stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits) and other tax items (“adjusted diluted earnings per share”), resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle in the U.S. (“non-U.S. GAAP measure”), for the three months ended December 31, 2010 of $1.11.
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
Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA to net income before non-controlling interests:
Net income before non-controlling interests	$48,581	$23,980
Provision for income taxes	22,817	22,113
Interest, net	2,186	415
Depreciation and amortization	30,525	18,251

EBITDA	104,109	64,759
Transaction and integration expenses	30,702	16,727
Stock-based compensation (a)	24,191	—
Other non-operating income (b)	(11,531)	(699)

Adjusted EBITDA	$147,471	$80,787

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Restricted A shares held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(b)	Other non-operating income includes income from affiliates, and other non-operating income.
A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended
December 31, 2010
(In thousands, except share and
per share amounts)
Net income attributable to controlling interests	$48,103
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	7,717
Transaction and integration expenses including severance (d)	18,409
Stock-based compensation (e)	14,705
Deferred payment from divestiture (f)	(5,614)
Other tax items	(1,081)

Adjusted net income attributable to controlling interests	$82,239

Weighted average shares of common stock — diluted (000)	74,335

Earnings per share — diluted, as reported	$0.65
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.10
Transaction and integration expenses including severance	0.25
Stock-based compensation	0.20
Deferred payment from divestiture	(0.08)
Other tax items	(0.01)

Adjusted earnings per share — diluted	$1.11

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 33.9%, transaction and integration expenses including severance was 40.0%, stock-based compensation was 39.2% and deferred payment was 40.0%. Included in other tax items was a $1.1 million benefit resulting from a tax restructuring in Japan, which is included in the consolidated statement of operations under provision for income taxes.

(d)	Included in transaction and integration expenses including severance is approximately $1.0 million of expenses related to the recent acquisitions of Aliquant and EMB which was completed in the second quarter and subsequently in the third quarter of fiscal 2011.

(e)	Stock-based compensation relates to Restricted A shares held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(f)	The deferred payment from divestiture received this quarter related to a divestiture by former Towers Perrin in June 2009 in anticipation of the Merger which is included in non-operating income.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
The following unaudited supplemental pro forma condensed combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three and six months ended December 31, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. The pro forma condensed combined statement of operations for the three months ended December 31, 2009 combines Watson Wyatt’s historical unaudited condensed consolidated statement of operations for the three months ended December 31, 2009 with Towers Perrin’s historical unaudited condensed consolidated statement of operations for the three months ended December 31, 2009. The pro forma condensed combined statement of operations for the six months ended December 31, 2009 combines Watson Wyatt’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 with Towers Perrin’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009. The unaudited pro forma condensed combined financial statements should be read together with the respective historical financial statements and related notes of Towers Perrin and Watson Wyatt included in prior reports filed with the SEC.
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
Prior to the Merger, Towers Perrin was a private, employee-owned corporation. As a result, Towers Perrin’s historical unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2009 does not reflect the level of net income that Towers Perrin contributes to Towers Watson, as a public company. Further, the revenue growth that we expect Towers Watson to achieve from strengthening core services and expanding the existing portfolio of services is not reflected in the unaudited pro forma condensed combined financial statements.
The unaudited pro forma condensed combined statements of operations for the three and six months ended December 31, 2009, do not reflect certain financial targets relating to the Merger, such as our targeted synergy cost savings, reductions in compensation and benefits expense resulting from the retirement of Class R participants, and a further targeted reduction in compensation expense resulting from the elimination of the principal bonus payments historically paid to legacy Towers Perrin Principals.
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

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Three Months Ended December 31, 2010

	Three Months Ended	Pro Forma
	December 31, 2010	Adjustments		As Adjusted
Revenue	$790,664			$790,664

Costs of providing services:
Salaries and employee benefits	499,449			499,449
Professional and subcontracted services	60,073			60,073
Occupancy	36,343			36,343
General and administrative expenses	71,519			71,519
Depreciation and amortization	30,525			30,525
Transaction and integration expenses	30,702	(30,702	)E	—

	728,611	(30,702)		697,909

Income from operations	62,053	30,702		92,755

Income/(loss) from affiliates	121			121
Interest income	1,289			1,289
Interest expense	(3,475)			(3,475)
Other non-operating income	11,410	(9,363	)L	2,047

Income before income taxes	71,398	21,339		92,737

Provision for income taxes	22,817	8,544	F	31,361

Net income before non-controlling interests	48,581	12,795		61,376

Net income attributable to non-controlling interests	478			478

Net income attributable to controlling interests	$48,103	$12,795		$60,898

Earnings per share:
Net income attributable to controlling interests — basic	$0.65		M	$0.82

Net income attributable to controlling interests — diluted	$0.65		M	$0.82

Weighted average shares of common stock, basic (000)	74,273		M	74,273

Weighted average shares of common stock, diluted (000)	74,335		M	74,335

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Three Months Ended December 31, 2009

				Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
Revenue	$432,614	$414,144	$6,375	$(4,702	)H	$844,236
				(4,195	)K
Costs of providing services:
Salaries and employee benefits	267,220	281,031	56	24,192	B	572,499
Professional and subcontracted services	28,103	38,442	256			66,801
Occupancy	19,226	17,863	—	876	A	37,965
General and administrative expenses	37,278	7,553	13,969	(4,702	)H	54,098
Depreciation and amortization	18,251	9,426	—	6,295	A	33,972
Transaction and integration expenses	16,727	19,572	—	(36,299	)E	—

	386,805	373,887	14,281	(9,638)		765,335

Income from operations	45,809	40,257	(7,906)	741		78,901

(Loss)/Income from affiliates	(1,059)	(737)	—	1,373	J	(423)
Interest income	189	342	740	(121	)C	1,150
Interest expense	(604)	(818)	—	(1,000	)D	(3,462)
				(473	)G
				(567	)G

Other non-operating income	1,758	(26)	—			1,732

Income before income taxes	46,093	39,018	(7,166)	(47)		77,898

Provision for (benefit from) income taxes	22,113	(807)	(2,514)	(3,419	)F	15,373

Net income before non-controlling interests	23,980	39,825	(4,652)	3,372		62,525

Net income/(loss) attributable to non-controlling interests	108	—	—	(1,263	)I	(1,155)

Net Income attributable to controlling interests	$23,872	$39,825	$(4,652)	$4,635		$63,680

Earnings per share:
Net income attributable to controlling - interests — basic	$0.57				M	$1.51

Net income attributable to controlling interests — diluted	$0.56				M	$1.50

Weighted average shares of common stock, basic (000)	42,244				M	42,244

Weighted average shares of common stock, diluted (000)	42,580				M	42,580

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Six Months Ended December 31, 2010

	Six Months Ended	Pro Forma
	December 31, 2010	Adjustments		As Adjusted
Revenue	$1,542,105			$1,542,105

Costs of providing services:
Salaries and employee benefits	991,106			991,106
Professional and subcontracted services	118,141			118,141
Occupancy	71,815			71,815
General and administrative expenses	130,003			130,003
Depreciation and amortization	61,405			61,405
Transaction and integration expenses	48,392	(48,392	)E	—

	1,420,862	(48,392)		1,372,470

Income from operations	121,243	48,392		169,635

Income/(loss) from affiliates	285			285
Interest income	2,584			2,584
Interest expense	(6,828)			(6,828)
Other non-operating income	12,973	(9,363	)L	3,610

Income before income taxes	130,257	39,029		169,286

Provision for income taxes	47,947	15,627	F	63,574

Net income before non-controlling interests	82,310	23,402		105,712

Net income attributable to non-controlling interests	965			965

Net income attributable to controlling interests	$81,345	$23,402		$104,747

Earnings per share:
Net income attributable to controlling interests — basic	$1.10		M	$1.41

Net income attributable to controlling interests — diluted	$1.09		M	$1.41

Weighted average shares of common stock, basic (000)	74,254		M	74,254

Weighted average shares of common stock, diluted (000)	74,320		M	74,320

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Six Months Ended December 31, 2009

				Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
Revenue	$833,959	$798,131	$12,750	$(9,404	)H	$1,627,046
				(8,390	)K
Costs of providing services:
Salaries and employee benefits	524,546	558,856	107	47,916	B	1,131,425
Professional and subcontracted services	49,865	68,277	483			118,625
Occupancy	37,667	35,406	—	1,751	A	74,824
General and administrative expenses	71,454	40,351	16,923	(9,404	)H	119,324
Depreciation and amortization	36,185	19,007	—	12,591	A	67,783
Transaction and integration expenses	25,292	26,878	—	(52,170	)E	—

	745,009	748,775	17,513	684		1,511,981

Income from operations	88,950	49,356	(4,763)	(18,478)		115,065

(Loss)/income from affiliates	(164)	(164)	—	227	J	(101)
Interest income	539	530	1,518	(266	)C	2,321
Interest expense	(1,053)	(1,536)	—	(2,000	)D	(6,529)
				(946	)G
				(994	)G
Other non-operating income	2,900	5,281	—			8,181

Income before income taxes	91,172	53,467	(3,245)	(22,457)		118,937

Provision for income taxes	37,463	9,779	(1,187)	(14,944	)F	31,111

Net income before non-controlling interests	53,709	43,688	(2,058)	(7,513)		87,826

Net income/(loss) attributable to non-controlling interests	56	—	—	(558	)I	(502)

Net Income attributable to controlling interests	$53,653	$43,688	$(2,058)	$(6,955)		$88,328

Earnings per share:
Net income attributable to controlling interests — basic	$1.26				M	$2.08

Net income attributable to controlling interests — diluted	$1.26				M	$2.07

Weighted average shares of common stock, basic (000)	42,458				M	42,458

Weighted average shares of common stock, diluted (000)	42,734				M	42,734

Pro Forma Adjustments
The pro forma adjustments reflected in the unaudited supplemental pro forma condensed combined financial information are as follows:
A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects an adjustment to rent expense to approximate fair value of acquired leases.

B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $158.4 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.

C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.

D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.

E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma condensed combined statement of operations.

F)	Reflects the provision for taxes as a result of the Merger. A U.S. statutory rate of 40.0% was used for the fiscal year 2011, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For the fiscal year 2010 the U.S. statutory rate of 39.6% was used. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma condensed combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma condensed combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.

G)	Reflects three and six months of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period. Also reflects interest accrued on $97.3 million principal amount of unsecured subordinated notes issued to holders of Class B-1 shares of Towers Watson common stock in conjunction with the tender offer in June 2010.

H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.

I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.

J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.

K)	Reflects the reduction of revenue for the acquisition fair value adjustment of historical Towers Perrin deferred revenue to reflect the unrecognized revenue relating to the amount of effort that was performed prior to the Merger which would not be subsequently earned under acquisition accounting rules.

L)	Reflects the elimination of merger-related deferred payment on the sale of an investment. Because this deferred payment will not have a continuing impact, it is not reflected in the unaudited pro forma condensed consolidated statement of operations.

M)	Earnings per share calculations for the three and six months ended December 31, 2010 and 2009 are based on Towers Watson’s fully diluted shares outstanding as of December 31, 2010.

Pro Forma Financial Information for the Three and Six Months Ended December 31, 2010
Compared to the Three and Six Months Ended December 31, 2009
Revenue
Towers Watson pro forma revenue for the second quarter of fiscal year 2011 was $790.7 million, a decrease of $53.6 million, or 6%, from $844.2 million for the second quarter of fiscal year 2010. This decrease in pro forma revenue is due to fewer associates this quarter than the two legacy companies, Watson Wyatt and Towers Perrin, had in the second quarter of last fiscal year. In addition, integration-related transitions have contributed to this decrease.
The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5559 for the second quarter of fiscal 2011 from 1.6253 for the second quarter of fiscal 2010, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3131 for the second quarter of fiscal 2011 from 1.4671 for the second quarter of fiscal 2010.
Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
A comparison of pro forma segment revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009 is as follows:
•	Benefits revenue decreased 5%, on a constant currency basis, and was $440.4 million for the second quarter of fiscal 2011 compared to $461.4 million for the second quarter of fiscal 2010. Revenue decreased on a constant currency basis in our Retirement practice that makes up the majority of the segment’s revenue. The Retirement practice’s revenue in Asia Pacific was flat and decreased in all other regions. The decrease in the second quarter of fiscal year 2011is partly attributable to a strong prior year pro forma comparable as legacy Towers Perrin had a 10% constant currency revenue growth for the second quarter of fiscal year 2010 compared to the prior year quarter. Revenue increased on a constant currency basis in our Technology and Administration Solutions practice in Europe and decreased in the U.S. due to slightly less client activity and due to an increase in new project implementations in North America for which revenue recognition is typically deferred until implementation is complete. A decrease in revenues from our Health and Group Benefits practice contributed to the segment decrease.

•	Risk and Financial Services revenue decreased 7%, on a constant currency basis, and was $172.8 million and $185.0 million for the three months ended December 31, 2010 and 2009, respectively. All of our practices experienced constant currency decreases in revenue. Our Risk Consulting and Software practice experienced a decrease in project activity in North America and Asia Pacific which was partially offset by growth in Europe and Latin America. Our Brokerage practice experienced decreases in prices and volume in second quarter similar to first quarter as a result of overall market conditions in the U.S. property and casualty insurance marketplace. U.S. insurance companies are generally retaining more risk and purchasing less reinsurance as opposed to the U.K. where we experienced growth. Our Investment practices experienced constant currency decreases in revenue this quarter due to less activity in North America and due to change in revenue mix in Europe. The decrease in revenue for Investment practice is in part to a strong prior year comparable as legacy Watson Wyatt experienced 19% constant currency growth for the second quarter of fiscal year 2010 compared to the prior year quarter. In addition, some of our integration related transitions have contributed to Risk and Financial Services revenue decrease.

•	Talent and Rewards revenue decreased 4%, on a constant currency basis, and was $147.1 million and $153.9 million for the three months ended December 31, 2010 and 2009, respectively. This decrease was primarily due to a decrease in revenue from our Executive Compensation practice offset by increases in revenue from our Data, Surveys and Technology practice and slight increase in revenue from our Rewards, Talent and Communication practice. The decrease in our Executive Compensation practice is primarily due to the planned transfer of associates to a new Board-focused Executive Compensation boutique, Pay Governance, to help some of our clients address perceived independence issues. After adjusting for the revenue that was transferred to Pay Governance, Talent and Rewards experienced a 3% constant currency revenue growth. The increases in our Data, Surveys and Technology practice are due to increases in all geographic regions and in all three parts of the business. The revenue increase in Rewards, Talent and Communication is largely due to Asia Pacific whereas Europe experienced decreased revenue from less project-based work.
Towers Watson pro forma revenue for the six months ended December 31, 2010 was $1.5 billion, a decrease of $84.9 million, or 5%, from $1.6 billion for the six months ended December 31, 2009. This decrease in pro forma revenue is due to fewer associates in the first two quarters of fiscal 2011 than the two legacy companies, Watson Wyatt and Towers Perrin, had in the same period in the prior fiscal year. In addition, integration-related transitions and challenging economic conditions have contributed to this decrease.
The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5559 for the six months ended December 31, 2010 from 1.6350 for the six months ended December 31, 2009, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3131 for the six months ended December 31, 2010 from 1.4472 for the six months ended December 31, 2009.

Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
A comparison of pro forma segment revenue for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009 is as follows:
•	Benefits revenue decreased 4%, on a constant currency basis, and was $865.1 million for the first two quarters of fiscal 2011 compared to $898.0 million for the first two quarters of fiscal 2010. Revenue decreased on a constant currency basis in our Retirement practice that makes up the majority of the segment’s revenue. The Retirement practice in North America experienced decreased revenue in fiscal 2011 compared to the same period in fiscal 2010 because of a strong prior year comparable from project work related to regulatory changes. The Retirement practice in Europe experienced decreased revenue in fiscal 2011 compared to the same period in fiscal 2010 because of decreased activity. Revenue decreased on a constant currency basis in our Technology and Administration Solutions practice due to an increase in new project implementations in North America for which revenue recognition is typically deferred until implementation is complete.

•	Risk and Financial Services revenue decreased 7%, on a constant currency basis, and was $339.2 million and $363.6 million for the six months ended December 31, 2010 and 2009, respectively. This decrease was a result of a constant currency decrease in revenue in all of our practices. Our Risk Consulting and Software practice experienced a decrease in project activity. Our Brokerage practice experienced decreases in pricing and volume in the first two quarters of fiscal 2011 compared to prior fiscal quarters as a result of overall market conditions in the U.S. property and casualty insurance marketplace. U.S. insurance companies are generally retaining more risk and purchasing less reinsurance as opposed to the U.K. where we experienced growth. Our Investment practice experienced decreased revenues the first two quarters of fiscal 2011 due to less activity in North America, a change in revenue mix in Europe and due to a strong Investment practice revenue comparable in the prior year.

•	Talent and Rewards revenue decreased 3%, on a constant currency basis, and was $283.3 million and $291.4 million for the six months ended December 31, 2010 and 2009, respectively. This decrease was primarily due to a constant currency decrease in revenue from our Executive Compensation practice offset by constant currency increase in revenue from our Data, Surveys and Technology practice and a slight increase in revenue from our Rewards, Talent and Communication practice. The decrease in our Executive Compensation practice is primarily due to the planned transfer of associates to a new Board-focused Executive Compensation boutique, Pay Governance, to help some of our clients address perceived independence issues. These increases in our Data, Surveys and Technology practice and Rewards, Talent and Communication practice are due to an increase in activity in all geographic regions.
Salaries and Employee Benefits
Salaries and employee benefits were $499.4 million for the second quarter of fiscal year 2011 compared to $572.5 million for the second quarter of fiscal year 2010, a decrease of $73.1 million, or 13%. The decrease is principally due to a decrease in base salary expense resulting from a 6% headcount reduction, including retirees, as well as a decrease in discretionary compensation expense and pension expense. As a percentage of revenue, salaries and employee benefits decreased to 63% for the second quarter of fiscal year 2011 from 68% for the second quarter of fiscal year 2010.
Salaries and employee benefits were $991.1 million for the first six months of fiscal year 2011 compared to $1.1 billion for the first six months of fiscal year 2010, a decrease of $140.3 million, or 12%. The decrease is principally due to a decrease in base salary expense resulting from a 6% headcount reduction, including retirees, as well as a decrease in discretionary compensation expense. These decreases are partially offset by an increase in other employee benefits. As a percentage of revenue, salaries and employee benefits decreased to 64% for the first six months of fiscal year 2011 from 70% for the first six months of fiscal year 2010.
Professional and Subcontracted Services
Professional and subcontracted services for the second quarter of fiscal year 2011 were $60.1 million, compared to $66.8 million for the second quarter of fiscal year 2010, a decrease of $6.7 million, or 10%. This decrease is principally due to a decrease in the use of external service providers, including the outsourcing of information technology services which Towers Perrin had historically utilized in conjuction with an outsourced information technology infrastructure. In addition, we experienced decreases in reimbursable expenses incurred on behalf of clients primarily due to the current economic environment. As a percentage of revenue, professional and subcontracted services were 8% for the second quarter of fiscal year 2011 and 2010.
Professional and subcontracted services were consistent and were $118.1 million and $118.6 million for the first six months of fiscal year 2011 and 2010, respectively. As a percentage of revenue, professional and subcontracted services were 7.7% and 7.3% for the first six months of fiscal year 2011 and 2010, respectively.

Occupancy
Occupancy expense for the second quarter of fiscal year 2011 was $36.3 million compared to $38.0 million for the second quarter of fiscal year 2010, a decrease of $1.6 million, or 4%, mainly due to termination and renegotiation of certain leases as the Company integrates its real estate following the Merger. As a percentage of revenue, occupancy expense was consistent at 5% for both periods.
Occupancy expense for the first six months of fiscal year 2011 was $71.8 million compared to $74.8 million for the first six months of fiscal year 2010, a decrease of $3.0 million, or 4%, mainly due to termination and renegotiation of certain leases as the company integrates its real estate following the Merger. As a percentage of revenue, occupancy expense was consistent at 5% for both periods.
General and Administrative Expenses
General and administrative expenses for the second quarter of fiscal year 2011 were $71.5 million, compared to $54.1 million for the second quarter of fiscal year 2010, an increase of $17.4 million, or 32%. The second quarter of fiscal year 2010 includes the impact of a reduction in our professional liability reserve that did not recur in the second quarter of fiscal year 2011. The current quarter also reflects an increase in travel, hotel and repairs and maintenance expenses which were offset in part by reductions in telephone and publications expense. As a percentage of revenue, general and administrative expenses increased to 9% for the second quarter of fiscal year 2011 from 6% for the second quarter of fiscal year 2010.
General and administrative expenses for the first six months of fiscal year 2011 were $130.0 million, compared to $119.3 million for the first six months of fiscal year 2010, an increase of $10.7 million, or 9%. The second quarter of fiscal year 2010 includes the impact of a reduction in our professional liability reserve that did not recur in fiscal year 2011. The current fiscal year also reflects an increase in travel, hotel and repairs and maintenance expenses which were offset in part by reductions in telephone and publications expense. As a percentage of revenue, general and administrative expenses were 8% and 7% for the first six months of fiscal year 2011 and 2010.
Depreciation and Amortization
Depreciation and amortization expense for the second quarter of fiscal year 2011 was $30.5 million, compared to $34.0 million for the second quarter of fiscal year 2010, a decrease of $3.4 million, or 10%, principally due to a decrease in depreciation of fixed assets, as well as, a decrease in amortization of internally developed software. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for both periods.
Depreciation and amortization expense for the first six months of fiscal year 2011 was $61.4 million, compared to $67.8 million for the first six months of fiscal year 2010, a decrease of $6.4 million, or 9%, principally due to a decrease in depreciation of fixed assets, as well as, a decrease in amortization of internally developed software. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for both periods.
Income From Affiliates
Income from affiliates for the second quarter of fiscal year 2011 was $121 thousand compared to loss from affiliates of $423 thousand for the second quarter of fiscal year 2010. These amounts reflect our portion of Fifth Quadrant’s operating results.
Income from affiliates for the first six months of fiscal year 2011 was $285 thousand compared to loss from affiliates of $101 thousand for the first six of fiscal year 2010. These amounts reflect our portion of Fifth Quadrant’s operating results.
Interest Income
Interest income was $1.3 million for the second quarter of fiscal year 2011, compared to $1.2 million for the second quarter of fiscal year 2010. Interest income was $2.6 million for the first six months of fiscal year 2011, compared to $2.3 million for the first six months of fiscal year 2010.
Interest Expense
Interest expense was $3.5 million for the second quarter of fiscal year 2011 and 2010. Interest expense was $6.8 million for the first six months of fiscal year 2011, compared to $6.5 million for the first six months of fiscal year 2010.
Other Non-Operating Income
Other non-operating income for the second quarter of fiscal year 2011 was $2.0 million, compared to $1.7 million for the second quarter of fiscal year 2010. Other non-operating income for the first six months of fiscal year 2011 was $3.6 million, compared to $8.2 million for the first six months of fiscal year 2010.

Explanatory Note Regarding Pro Forma Financial Information
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the three and six months ended December 31, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.
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
We believe that we have sufficient resources to fund operations beyond the next 12 months, including $204.0 million payable in January 2011 in principal and interest on the notes issued in connection with the Merger. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.
Our cash and cash equivalents at December 31, 2010 totaled $620.9 million, compared to $600.5 million at June 30, 2010. The increase in cash from June 30, 2010 to December 31, 2010 was principally attributable to operating cash flows.
Our cash and cash equivalents balance includes $67.8 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves, and $130.4 million, which is available for payment of reinsurance premiums on behalf of reinsurance clients. As a result, we have a net $417.0 million of cash that is available for our use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of December 31, 2010, $191.3 million of Towers Watson’s total cash balance of $620.9 million was held outside of the United States, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2010, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows From/(Used in) Operating Activities.
Cash flows from operating activities was $110.3 million for the first six months of fiscal year 2011 compared to cash flows used in operating activities of $7.8 million for the first six months of fiscal year 2010. This increase of $118.1 million is primarily attributable to the following:
•	a $28.6 million increase in net income for the first six months of fiscal year 2011 compared to the same period in 2010;

•	an increase in cash due to an increase in non-cash reconciling items of $79.6 million which consists of $50.5 million of stock-based compensation, and increases in depreciation and amortization of intangible assets for the first six months of fiscal year 2011, primarily due to the Merger.

The allowance for doubtful accounts increased $5.8 million from June 30, 2010 to December 31, 2010. The number of days of accounts receivable increased to 75 at December 31, 2010 compared to 69 at June 30, 2010.
Cash Flows Used in Investing Activities.
Cash flows used in investing activities for the first six months of fiscal year 2011 were $90.9 million, compared to $17.4 million of cash flows used in investing activities for the first six months of fiscal year 2010. The increase is due to $67.1 million of cash paid for the acquisition of Aliquant this quarter, less a $9.4 million deferred payment received from a divestiture by legacy Towers Perrin in June 2009.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for the first six months of fiscal year 2011 were $7.7 million, compared to cash flows used in financing activities of $38.0 million for the first six months of fiscal year 2010. This change was primarily attributable to the repurchase of $35.0 million of Towers Watson’s common stock in the first six months of fiscal year 2010.
Capital Commitments
Expenditures of capital funds were $20.8 million for the first six months of fiscal year 2011. Anticipated commitments of capital funds for Towers Watson are estimated at $72.5 million for the remainder of fiscal year 2011. We expect cash from operations to adequately provide for these cash needs.
Dividends
During the six months ended December 31, 2010, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in the six months ended December 31, 2010 and 2009 were $10.5 million and $6.4 million respectively.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of December 31, 2010
		Less than			More Than
Contractual Cash Obligations (in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable and accrued interest*	$302,313	$203,967	$98,346	$—		$—
Lease Commitments (as of June 30, 2010)	628,039	113,771	185,138	133,370		195,760

	$930,352	$317,738	$283,484	$133,370		$195,760

*	The $204 million was due in January 2011 and the $98.3 million is due in March 2012.
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
Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2011 are projected to be approximately $17.3 million.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 40, Income Taxes. The settlement period for the $37.3 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Subordinated Notes due January 2011
On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due January 2011 in the aggregate principal amount of $200 million. The Towers Watson Notes due January 2011 were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0%, and matured on January 1, 2011. The indenture contained limited operating covenants, and obligations under the Towers Watson Notes due January 2011 were subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture) on the terms set forth in the Indenture. On January 3, 2011 (the first business day following the note maturity date), Towers Watson repaid both principal and interest on the Notes.
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the other non-current liabilities balance on our consolidated balance sheet as of December 31, 2010. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
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
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson and its subsidiaries to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2010, we are in compliance with our covenants.
As of December 31, 2010 and 2009, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of December 31, 2010, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.9 million). As of December 31, 2010, a total of BRL 5.7 million (U.S. $3.4 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.1 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $3.9 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Risk Management
As a part of our overall risk management program, we purchase customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance currently includes a self-insured retention of $1 million per claim, and covers professional liability claims against us, including the cost of defending such claims. Prior to the Merger, Watson Wyatt and Towers Perrin each carried substantial professional liability insurance with a self-insured retention of $1 million per claim, which policies remained in force subsequent to the Merger through June 30, 2010. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that in the event of a material unfavorable result in one or more claims, we will not incur material costs.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2010, we had a $226.2 million IBNR liability balance.
As stated above, commencing July 1, 2010, Towers Watson is obtaining primary insurance for errors and omissions professional liability risks from Stone Mountain. Stone Mountain provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. Stone Mountain has secured reinsurance for coverage providing $25 million in excess of the $25 million retained layer for the current policy period. Stone Mountain has issued a policy of insurance substantially similar to the policies historically issued by PCIC.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 7 — Retirement Benefits; Note 4 — Goodwill and Intangible

Assets; Note 8 — Debt, Commitments and Contingent Liabilities; Note 10 — Restricted Stock; Note 12 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make profitable acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the recently announced acquisitions of EMB or Aliquant Corporation are not profitable or are not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates, particularly given recent changes in our associate compensation programs;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	recently implemented SEC rules concerning disclosure on compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of company shares that will become freely tradable on January 1, 2012;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;
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
Towers Watson’s pension and postretirement plan liabilities and expenses are affected by discount rates that are market-driven. The Company is sensitive to movements in the discount rates, the impact of which are shown in the critical accounting policies and estimates section.
Foreign Currency Risk
For the six months ended December 31, 2010, 51% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of December 31, 2010, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $7.6 million, or 9%, for the six months ended December 31, 2010. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2010.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2010 Annual Report on Form 10-K (File No. 001-34594), filed on September 7, 2010 (“10-K”). We urge you to read the risk factors contained in such Report.
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
(c) Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, the Company’s Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A common stock. This repurchase is in addition to the ongoing stock repurchase program initiated by the Company to offset dilution from employee benefit plans in fiscal year 2010. No shares had been repurchased as of December 31, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
21.1	Subsidiaries of Towers Watson & Co.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Towers Watson & Co.
(Registrant)

/s/ John J. Haley Name: John J. Haley Title: Chief Executive Officer	February 8, 2011 Date

/s/ Roger F. Millay Name: Roger F. Millay Title: Chief Financial Officer	February 8, 2011 Date

/s/ Peter L. Childs Name: Peter L. Childs Title: Principal Accounting Officer	February 8, 2011 Date