Form 10-Q
period 2011-03-31
Towers Watson & Co.
filed 2011-05-16
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 29, 2011 there were 54,416,217 outstanding shares of Class A Common Stock and 2,880,361 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,561,630 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,675,488 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,440,521 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$866,081	$803,963	$2,408,186	$1,637,922

Costs of providing services:
Salaries and employee benefits	539,489	537,706	1,530,595	1,062,251
Professional and subcontracted services	59,354	52,139	177,495	102,004
Occupancy	35,124	35,735	106,939	73,402
General and administrative expenses	66,609	69,999	196,612	141,454
Depreciation and amortization	33,990	32,834	95,395	69,019
Transaction and integration expenses	29,242	24,405	77,634	49,697

	763,808	752,818	2,184,670	1,497,827

Income from operations	102,273	51,145	223,516	140,095

Income/(loss) from affiliates	199	(1,049)	484	(1,213)
Interest income	1,224	1,169	3,808	1,708
Interest expense	(2,788)	(2,273)	(9,616)	(3,326)
Other non-operating income	7,218	704	20,191	3,604

Income before income taxes	108,126	49,696	238,383	140,868

Provision for income taxes	38,216	40,329	86,163	77,792

Net income before non-controlling interests	69,910	9,367	152,220	63,076

Net income attributable to non-controlling interests	674	552	1,639	608

Net income attributable to controlling interests	$69,236	$8,815	$150,581	$62,468

Earnings per share:
Net income attributable to controlling interests— basic	$0.94	$0.12	$2.03	$1.16

Net income attributable to controlling interests— diluted	$0.94	$0.12	$2.03	$1.16

Weighted average shares of common stock, basic (000)	73,970	76,414	74,159	53,777

Weighted average shares of common stock, diluted (000)	74,033	76,416	74,225	53,920

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	March 31,	June 30,
	2011	2010
Assets
Cash and cash equivalents	$381,372	$435,927
Restricted cash	130,959	164,539
Short-term investments	32,831	51,009
Receivables from clients:
Billed, net of allowances of $13,389 and $7,975	477,733	421,602
Unbilled, at estimated net realizable value	290,164	215,912

	767,897	637,514

Other current assets	142,970	156,312

Total current assets	1,456,029	1,445,301

Fixed assets, net	229,226	227,308
Deferred income taxes	282,182	344,481
Goodwill	1,975,600	1,717,295
Intangible assets, net	681,558	683,487
Other assets	172,300	155,745

Total Assets	$4,796,895	$4,573,617

Liabilities
Accounts payable, accrued liabilities and deferred income	$587,658	$409,308
Reinsurance payables	125,026	164,539
Note payable	98,841	201,967
Other current liabilities	193,842	189,966

Total current liabilities	1,005,367	965,780
Revolving credit facility	—	—
Accrued retirement benefits	918,879	1,061,557
Professional liability claims reserve	309,713	335,034
Other noncurrent liabilities	184,608	246,574

Total Liabilities	2,418,567	2,608,945

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value: 300,000,000 shares authorized; 57,884,465 and 47,160,497 issued and 57,307,680 and 47,160,497 outstanding	579	472
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 16,679,003 and 27,043,196 issued and 16,679,003 and 27,043,196 outstanding	167	270
Additional paid-in capital	1,759,561	1,679,624
Treasury stock, at cost - 576,785 and 0 shares	(29,622)	—
Retained earnings	845,670	711,570
Accumulated other comprehensive loss	(208,506)	(436,329)

Total Stockholders’ Equity	2,367,849	1,955,607

Non-controlling interest	10,479	9,065

Total Equity	2,378,328	1,964,672

Total Liabilities and Total Equity	$4,796,895	$4,573,617

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from/(used in) operating activities:
Net income before non-controlling interests	$152,220	$63,076
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	11,108	6,192
Depreciation	58,153	49,683
Amortization of intangible assets	37,242	19,336
(Benefit)/Provision for deferred income taxes	(520)	63,364
Equity from affiliates	(30)	1,605
Stock-based compensation	64,946	27,016
Other, net	(14,689)	(3,117)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(88,594)	(53,004)
Other current assets	8,143	(6,879)
Other noncurrent assets	(2,232)	(14,441)
Accounts payable, accrued liabilities and deferred income	133,461	(311,237)
Reinsurance payables	(41,942)	37,614
Restricted cash	42,997	(37,614)
Accrued retirement benefits	(41,137)	(6,313)
Professional liability claims reserves	(30,732)	14,870
Other current liabilities	(36,166)	(3,001)
Other noncurrent liabilities	18,852	(32,846)
Income tax related accounts	56,029	(41,486)

Cash flows from/(used in) operating activities	$327,109	$(227,182)

Cash flows (used in)/from investing activities:
Cash paid for business acquisitions	(137,298)	(200,025)
Cash acquired from business acquisitions	10,349	603,208
Purchases of fixed assets	(38,211)	(11,479)
Capitalized software costs	(16,547)	(15,638)
Purchases of held-to-maturity securities	(14,295)	—
Redemptions of held-to-maturity securities	14,295	—
Purchases of available-for-sale securities	(44,129)	(17,789)
Redemption of available-for-sale securities	55,740	5,623
Investment in affiliates	(5,689)	—
Proceeds from divestitures	16,918	3,336

Cash flows (used in)/from investing activities	$(158,867)	$367,236

Cash flows used in financing activities:
Borrowings under credit facility	75,000	15,368
Repayments under credit facility	(75,000)	—
Repayments of notes payable	(200,000)	—
Dividends paid	(16,008)	(9,562)
Repurchases of common stock	(5,957)	(34,922)
Tax payment on vested shares	(26,248)	—
Issuances of common stock and excess tax benefit	5,511	4,447

Cash flows used in financing activities	$(242,702)	$(24,669)

Effect of exchange rates on cash	$19,905	$(3,376)

Increase/(decrease) in cash and cash equivalents	(54,555)	112,009

Cash and cash equivalents at beginning of period	435,927	209,832

Cash and cash equivalents at end of period	$381,372	$321,841

Supplemental disclosures:
Cash paid for interest	$4,268	$1,884

Cash paid for income taxes, net of refunds	$35,174	$48,823

Notes payable and issued in connection with Merger		$200,000

Contingent payments accrued in conjunction with the acquisitions of EMB and Aliquant	$20,026	$—

Issuance of stock in conjunction with the acquistions of EMB and the Merger	$11,250	$1,357,379

Common stock associated with vesting of Restricted A Shares	26,248	—
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A		Class B					Accumulated
	Common	Class A	Common	Class B	Additional	Treasury		Other	Non-
	Stock	Common	Stock	Common	Paid-in	Stock, at	Retained	Comprehensive	Controlling
	Outstanding	Stock	Outstanding	Stock	Capital	Cost	Earnings	Loss	Interest	Total
Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$—	$711,570	$(436,329)	$9,065	$1,964,672
Comprehensive income
Net income	—	—	—	—	—	—	150,581	—	1,639	152,220
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	77,135	—	77,135
Foreign currency translation adjustment, net of tax	—	—	—	—	192	—	—	148,209	—	148,401
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	(601)	(225)	(826)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	3,080	—	3,080

Total comprehensive income		—	—	—	—					380,010
Repurchases of common stock	—	—	—	—	—	(5,957)	—	—	—	(5,957)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(26,248)	—	—	—	(26,248)
Exercises of stock options and purchases under our ESPP	—	—	—	—	—	2,583	—	—	—	2,583
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(16,481)	—	—	(16,481)
Issuances of common stock and excess tax benefits	113	1	—	—	2,349	—	—	—	—	2,350
Stock-based compensation	—	—	—	—	64,946	—	—	—	—	64,946
Conversion of Restricted A shares to Class A shares	(8)	—	—	—	—	—	—	—	—	—
Conversion of Class B-1 shares to Class A shares	5,642	56	(5,642)	(56)	—	—	—	—	—	—
Issuance of Class B-3 and B-4 shares for acquisition	—	—	228	2	11,248	—	—	—	—	11,250
Acceleration of Class B shares to Class A shares	56	1	(57)	—	—	—	—	—	—	1
Adjustment to repurchases of Class B-1 shares from tender offer	—	—	28	—	1,202	—	—	—	—	1,202
Secondary offering conversion of Class B-1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—	—	—

Balance as of March 31, 2011	57,884	$579	16,679	$167	$1,759,561	$(29,622)	$845,670	$(208,506)	$10,479	$2,378,328

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation.
On January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”), Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. (“Towers Watson,” the “Company” or “we”).
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals,” generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s Chief Executive Officer became the Chief Executive Officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2011 include the results of Towers Perrin’s operations. The condensed consolidated financial statements of Towers Watson as of and for the three and nine months ended March 31, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2010 was derived from Towers Watson’s audited financial statements.
Our fiscal year 2011 began July 1, 2010 and ends June 30, 2011.
The results of operations for the three and nine months ended March 31, 2011 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2011. The results reflect certain estimates and assumptions made by management including those estimates used in calculating consideration and fair value of tangible and intangibles, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates to be cash equivalents.
Restricted Cash — Our restricted cash balance as of March 31, 2011 and June 30, 2010, includes $125.0 million and $164.5 million, respectively, of cash received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, we have $5.9 million of restricted cash from our recently acquired Aliquant business which is restricted for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows.
Change to Presentation of our Balance Sheet and Cash flows — We have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased cash flows from investing activities by $118.5 million and total ending cash and cash equivalents on the statement of cash flows for the nine months ended March 31, 2010 related to the amount of reinsurance cash received from Towers Perrin in the Merger by $ 153.1 million. In addition, the change in restricted cash from the Merger date to March 31, 2010 is included as an increase in restricted cash in the cash flows from operating activities of $37.6 million, which is offset by an increase in reinsurance payables.

Note 2 — Mergers and Acquisitions.
Merger
Watson Wyatt and Towers Perrin merged on January 1, 2010 to form Towers Watson to combine the strengths and a strong set of complementary services of the legacy firms to drive growth and result in a larger global presence and market share gains across all of our business lines.
Consideration Exchanged
The consummation of the Merger resulted in the following:
•	Each share of Watson Wyatt Class A common stock, par value $0.01 per share issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Towers Watson Class A common stock, par value $0.01 per share (the “Class A Common Stock”). In addition, outstanding deferred rights to receive Watson Wyatt Class A common stock were converted into the right to receive an equal number of shares of Towers Watson Class A common stock, and outstanding options to purchase Watson Wyatt Class A common stock were assumed by Towers Watson and converted on a one-for-one basis into fully vested options to purchase shares of Towers Watson Class A common stock with the same exercise price as the underlying Watson Wyatt options.

•	Each share of Towers Perrin common stock, par value $0.50 per share, issued and outstanding immediately prior to the Merger was converted into the right to receive 545.627600377 fully paid and nonassessable shares of Towers Watson common stock, which ratio was determined at the time of the Merger in accordance with the Merger Agreement. Shares of Towers Watson common stock issued to Towers Perrin shareholders (other than 209,013 shares issued to Towers Perrin shareholders located in certain countries (as detailed below) and other than shares issued to Towers Perrin shareholders who elected to receive a portion of their Merger Consideration as shares of Towers Watson’s Class R common stock, par value $0.01 per share) were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. Class B-1 shares converted into shares of freely transferable shares of Towers Watson Class A common stock on January 1, 2011. The remaining outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:
Class B-2 common stock- January 1, 2012
Class B-3 common stock- January 1, 2013
Class B-4 common stock- January 1, 2014
•	In accordance with the Merger Agreement, to provide immediate liquidity to certain Towers Perrin shareholders located in countries where the Merger consideration may be subject to current tax, such Towers Perrin shareholders received a portion of their merger consideration in the form of unrestricted shares of Towers Watson Class A Common Stock instead of shares of Towers Watson Class B Common Stock.

•	Certain Towers Perrin shareholders who met defined age and service criteria elected to terminate their employment no later than January 31, 2010 (except as extended by Towers Watson’s executive committee) and received a portion of their Merger consideration in shares of Towers Watson Class R Common Stock, which subsequently were automatically redeemed for equal amounts of cash and subordinated one-year promissory notes (such election, a “Class R Election”). The amount of cash and principal amount of Towers Watson notes issued in exchange for each share of Towers Watson Class R Common Stock was determined based on the Exchange Ratio and the average closing price per share of Watson Wyatt Common Stock for the 10 trading days ending on December 28, 2009, the second trading day immediately prior to the closing of the Merger, which was $46.79. Class R Elections were prorated so that the amount of cash and notes payable on the automatic conversion of the shares of Towers Watson Class R common stock would not exceed $400 million, shareholders who made valid Class R Elections received shares of Towers Watson Class B-1 common stock in exchange for their shares of Towers Perrin common stock that were not exchanged for shares of Towers Watson Class R common stock due to proration or because the Towers Perrin shareholder elected to receive less than 100% of his or her Merger consideration in the form of Towers Watson Class R common stock. Shares of Towers Watson Class B-1 common stock converted into freely tradable shares of Towers Watson Class A Common Stock on January 1, 2011.

•	Prior to the Merger, Towers Perrin issued awards of restricted stock units to certain Towers Perrin employees, which were exchanged in the Merger for shares of Towers Watson Class A common stock, generally subject to a three-year contractual vesting schedule and other restrictions (“Restricted Towers Watson Class A Common Stock”). At the time of the Merger, the restricted stock units were converted using the Merger Agreement exchange ratio (545.627600377) into Towers Watson Restricted Class A common stock. The restriction on the underlying shares lapses over the service period for the employees,

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
The Towers Watson common stock issued in conjunction with the Merger was registered under the Securities Act of 1933, as amended, pursuant to Towers Watson’s Registration Statement on Form S-4/A (Registration No. 333-161705) filed with the SEC, and declared effective on November 9, 2009. The Class A Common Stock is listed on The New York Stock Exchange and The NASDAQ Global Select Market under the ticker symbol “TW,” and began trading on January 4, 2010.
Fair Value of Consideration
The Merger has been accounted for using the acquisition method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”). The total consideration of $1.8 billion is comprised of $200 million of cash and $200 million of notes payable to Class R shareholders and of stock consideration for the following: Class A shares for certain foreign shareholders of $9.9 million, Restricted Class B-1, B-2, B-3 and B-4 shares of $1.3 billion and Restricted Class A shares of $43.7 million.
The consideration given in the form of cash and notes payable was measured in the amount of cash paid and notes payable issued. According to ASC 805 the fair value of the securities traded in the market the day before the Merger is consummated is used to determine the fair value of the equity consideration. As accounting predecessor, Watson Wyatt’s closing share price on the NYSE on December 31, 2009 of $47.52 was used to determine the fair value of equity consideration. The equity consideration for the Class A shares to certain foreign shareholders of $9.9 million is valued at $47.52 multiplied by 209,013, the number of shares issued. The estimated fair value of the restricted Class B-1-B-4 shares of $1.3 billion was calculated at $47.52 multiplied by 29,483,008, the number of shares issued and applying a discount to approximate the fair value of the one-, two-, three- and four-year period of restriction lapse until the shares are converted into freely tradable Towers Watson Class A common stock. The estimated fair value of the Restricted Class A shares of $43.7 million includes (i) the vested portion of the Towers Perrin restricted stock units, which was earned by employees related to the service condition from grant date in October 2009 until January 1, 2010, the date of the Merger, valued at $47.52 per share and (ii) 10% of the unvested portion of the Towers Perrin restricted stock units, which is the estimate of forfeitures that will result from employees not fulfilling the service condition during the three year vesting post-Merger, which will be proportionately distributed to Class F shareholders, the Towers Perrin shareholders as of the Merger date.

PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As of December 31, 2009, Watson Wyatt’s investment in PCIC was $13.7 million. Towers Watson’s financial statements as of and for the nine month period ended March 31, 2010, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC for the six months ended December 31, 2009, which resulted in recording a loss from affiliates of $0.1 million.
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
Trademarks and trade names
The Towers Perrin trade name was identified as an intangible asset separate from goodwill based on evaluation of the importance of the Towers Perrin trade name to the Towers Perrin business through understanding the brand recognition in the market, importance of the trade name to the customer, and the amount of revenue associated with the trade name. In developing the estimated fair value, the trade name was valued utilizing the relief from royalty method, an income approach. Significant assumptions used in the relief from royalty method were revenue growth, royalty rate, and discount rate used to calculate the present value of cash flows. The Towers Perrin trade name, valued at $275.5 million, has an estimated indefinite-lived asset and is not amortized but tested annually for impairment or if factors exist to indicate impairment.
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
Measurement period
As of December 31, 2010, the accounting for the Merger was complete. During the six months ended December 31, 2010, we identified the following adjustments to the initial fair value of the opening balance sheet of Towers Perrin to increase non-current deferred tax asset by $10.5 million, decrease to non-current assets by $0.9 million, decrease fixed assets by $0.5 million, increase accounts payable, accrued liabilities and deferred income by $0.2 million, resulting in a decrease to goodwill of $8.9 million. Our June 30, 2010 comparative balance sheet has been retrospectively adjusted to reflect these adjustments.
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

The following unaudited pro forma condensed combined statement of operations have been provided to present illustrative combined unaudited statement of operations for the nine months ended March 31, 2010, giving effect to the business combination as if it had been completed on July 1, 2009. The pro forma condensed combined statement of operations for the nine months ended March 31, 2010 combines Watson Wyatt’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 with Towers Perrin’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 and Towers Watson unaudited condensed consolidated statement of operations for the three months ended March 31, 2010. The unaudited pro forma condensed consolidated statements of operation are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the date specified, or that may be expected to occur in the future. The unaudited pro forma combined statement of operations are as follows:

Nine Months Ended
March 31,
2010
(in thousands)
Revenue	$2,431,009

Costs of providing services:
Salaries and employee benefits	1,669,131
Professional and subcontracted services	170,764
Occupancy	110,559
General and administrative expenses	189,323
Depreciation and amortization	100,617
Transaction and integration	—

2,240,394

Income from operations	190,615

Income/(loss) from affiliates	(1,150)
Interest income	3,490
Interest expense	(7,808)
Other non-operating income	8,885

Income before income taxes	194,032
Provision for income taxes	71,440

Net income before non-controlling interests	122,592
Net income attributable to non-controlling interests	50

Net income attributable to controlling interests	$122,542

Acquisitions
During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by ASC 805. The following summary is provided to give our investors better understanding of our recent strategic acquisitions.
On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complements our Technology and Administration Solutions practice in our Benefits segment. The preliminary estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed was recorded in the third quarter of fiscal 2011, which included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $12.9 million and the relief from royalty method for the developed technology intangible of $4 million. Significant assumptions used in the valuation are: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. We also anticipate recording additional intangible assets or liabilities during the fourth quarter of fiscal 2011 related to Aliquant’s favorable or unfavorable lease agreements. As of March 31, 2011, we recorded $50.6 million of goodwill related to the acquisition of Aliquant.

On January 31, 2011, Towers Watson purchased EMB, a non-life insurance consulting and software company. The EMB business complements our Risk Consulting and Software practice in our Risk and Financial Services segment. We paid $69.8 million cash and issued common stock valued at $11.2 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock on January 1, 2013 and 2014, respectively. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $19.0 million in consideration. The purchase agreement calls for deferred cash payments totaling $25.5 million which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third quarter of fiscal 2011, we recorded the tangible assets received and liabilities assumed and we expect to record the preliminary fair value of deferred revenue and intangibles (customer related intangibles, developed technology, trademark and trade name and favorable or unfavorable lease agreements) and related deferred income tax amounts in the fourth quarter of fiscal 2011. As a result of our preliminary assessment we determined that total consideration transferred was $104.3 million and preliminary goodwill was $90.6 million. Goodwill will be reduced in the fourth quarter of fiscal 2011 as we record the estimated fair value of deferred revenue, deferred income tax and intangible assets.
Note 3 — Fixed Income Securities.
We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of March 31, 2011 and June 30, 2010:

	March 31, 2011			June 30, 2010
		Unrealized			Unrealized
	Amortized	Gains/	Estimated	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
Short-term investments: due in one year or less	$32,276	$457	$32,733	$50,585	$424	$51,009
Non-current assets: due in one through five years	67,533	662	68,195	60,142	1,956	62,098
Proceeds from sales and maturities of investments for fixed income securities during the nine months ended March 31, 2011 were $70.0 million, resulting in a gain of $0.3 million. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2011:

		Risk and
		Financial	Talent and
	Benefits	Services	Rewards	All Other	Total
Balance as of June 30, 2010	$1,150,799	$459,373	$105,909	$1,214	$1,717,295
Goodwill acquired	50,597	90,642	2,027	—	143,266
Translation adjustment	78,494	30,018	6,527	—	115,039

Balance as of March 31, 2011	$1,279,890	$580,033	$114,463	$1,214	$1,975,600

The $50.6 of goodwill acquired in Benefits relates to the acquisition of Aliquant which was completed on December 31, 2010. We had previously recorded the entire consideration as goodwill as we had not yet completed the preliminary assessment of the fair value of tangible assets and liabilities and intangible assets separate from goodwill as of December 31, 2010. In the three months ended March 31, 2011, we reclassified $17.2 million to intangible assets consisting of customer related intangible, developed technology and non-compete intangible. We anticipate establishing additional intangibles related to Aliquant’s favorable and unfavorable lease agreements during the fourth quarter of fiscal 2011.
The $90.6 of goodwill acquired in Risk and Financial Services relates to the acquisition of EMB which was completed on January 31, 2011. We recorded the consideration less the tangible assets and liabilities as goodwill as of March 31, 2011. We have not yet completed the preliminary assessment of the fair value of tangible assets and liabilities and intangible assets separate from goodwill but expect to do so in the fourth quarter of fiscal year 2011.
The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2011:

		Customer	Core/		Favorable
	Trademark &	related	developed	Non-compete	lease
	trade name	intangible	technology	agreements	agreements	Total
Balance as of June 30, 2010	$366,793	$188,806	$118,726	$—	$9,162	$683,487
Intangible assets acquired during the period	—	12,900	4,000	250	—	17,150
Amortization	—	(21,077)	(15,916)	(250)	(2,328)	(39,571)
Translation adjustment	6,616	13,535	41	—	300	20,492

Balance as of March 31, 2011	$373,409	$194,164	$106,851	$—	$7,134	$681,558

For the three and nine months ended March 31, 2011, we recorded $13.7 million and $37.2 million of amortization related to our intangible assets, respectively. For the three and nine months March 31, 2010, we recorded $12.5 million and $19.3 million of amortization related to our intangible assets, respectively.
In conjunction with the Merger and ASC 805, we estimated the fair value of acquired leases and recorded an intangible unfavorable lease liability. As of March 31, 2011 and June 30, 2010 this liability was $22.3 million and $26.0 million, respectively. The change for the nine months ended March 31, 2011 was comprised of a reduction to rent expense of $4.0 million and translation of $0.3 million.
Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2010 and March 31, 2011 as well as the addition of the intangible assets identified from the acquisition of Aliquant. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
The following table reflects the carrying value of intangible assets and liabilities as of March 31, 2011 and June 30, 2010:

	As of March 31, 2011		As of June 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$373,811	$402	$367,195	$402
Customer related intangibles	264,314	70,150	237,072	48,266
Core/developed technology	152,502	45,651	148,664	29,938
Non-compete agreements	1,275	1,275	1,275	1,275
Favorable lease agreements	11,128	3,994	10,657	1,495

Total intangible assets	$803,030	$121,472	$764,863	$81,376

Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2011, was 8.2 years.
The following table reflects
1) future estimated amortization expense for amortizable intangible assets consisting of:
•	customer related intangibles

•	core/developed technology

•	non-compete agreements
2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2011 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset
2011	$13,416	$(653)
2012	52,388	(2,850)
2013	47,822	(2,506)
2014	41,106	(2,152)
2015	33,833	(1,916)
Thereafter	112,450	(5,085)

Total	$301,015	$(15,162)

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

The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010:

	Fair Value Measurements on a Recurring Basis at
	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,019	$42,604	$—	$44,623
Corporate bonds (a)	—	40,573	—	40,573
Obligations of states, municipalities and political subdivisions (a)	—	15,732	—	15,732
Equity securities (b)	1,337	—	—	1,337
Mutual funds (c)	6,917	—	—	6,917
Derivatives:
Foreign exchange forwards (d)	—	2,043	—	2,043

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$221	$—	$221

	Fair Value Measurements on a Recurring Basis at
	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$6,183	$15,957	$—	$22,140
Corporate bonds (a)	—	72,076	—	72,076
Obligations of states, municipalities and political subdivisions (a)	—	18,878	—	18,878
Equity securities (b)	1,056	—	—	1,056
Mutual funds (c)	5,235	—	—	5,235
Derivatives:
Foreign exchange forwards (d)	—	731	—	731
Foreign exchange options (d)	—	37	—	37

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$4,100	$—	$4,100
Foreign exchange options (d)	—	177	—	177

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.

(b)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet.

(c)	These assets are included in other assets on the condensed consolidated balance sheet.

(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.
We recorded a gain of $0.1 million for both the three and nine months ended March 31, 2011, in general and administrative expenses in the condensed consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges, which are still held at March 31, 2011. There was no material gain or loss recorded in the condensed consolidated statements of operations for available-for-sale securities still held at March 31, 2011.

To determine the fair value of our derivative investments, we receive a quoted value from the counterparty for each contract. The quoted price we receive is a Level 2 valuation based on observable quotes in the marketplace for the underlying currency. We use these underlying values to estimate amounts that would be paid or received to terminate the contracts at the reporting date based on current market prices for the underlying currency.
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
Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At March 31, 2011, the longest outstanding maturity was twenty months. As of March 31, 2011, a net $1.8 million pretax gain has been deferred in accumulated other comprehensive income. A pretax gain of $0.7 million is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three and nine months ended March 31, 2011, we recognized no material gains or losses due to hedge ineffectiveness.
As of March 31, 2011 and June 30, 2010, we had cash flow hedges with a notional value of $98.1 million and $87.7 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of March 31, 2011 and June 30, 2010 was an asset/(liability) of $1.8 million and ($3.5) million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of March 31, 2011 and June 30, 2010 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		March 31,	June 30,		March 31,	June 30,
		2011	2010		2011	2010
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,998	$731	Accounts payable, accrued liabilities and deferred income	$(221)	$(4,100)
Foreign exchange options	Other current assets	—	37	Accounts payable, accrued liabilities and deferred income	—	(94)

Total derivatives designated as hedging instruments		1,998	768		(221)	(4,194)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	$45	$—	Accounts payable, accrued liabilities and deferred income	$—	$—
Foreign exchange options	Other current assets	—	—	Accounts payable, accrued liabilities and deferred income	—	(83)

Total derivatives not designated as hedging instruments		45	—		—	(83)

Total derivative assets (liabilities)		$2,043	$768		$(221)	$(4,277)

The effect of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2011 and 2010 and for the nine months ended March 31, 2011 and 2010 are as follows:

						Location of gain (loss)	Gain (loss)
Derivatives designated as			Location			recognized in income	recognized in income
hedging instruments for	Gain (loss)		of loss reclassified	Loss reclassified		(ineffective portion and	(ineffective portion and
the three months ended	recognized in OCI		from OCI into income	from OCI into income		amount excluded from	amount excluded from
March 31, 2011 and 2010:	(effective portion)		(effective portion)	(effective portion)		effectiveness testing)	effectiveness testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange forwards	$1,433	$(3,150)	General and administrative expenses	$(183)	$(835)	General and administrative expenses	$51	$(36)

Foreign exchange options	—	(173)	General and administrative expenses	—	—	General and administrative expenses	—	(27)

Total	$1,433	$(3,323)		$(183)	$(835)		$51	$(63)

						Location of gain (loss)	Gain (loss)
Derivatives designated as			Location			recognized in income	recognized in income
hedging instruments for	Gain (loss)		of loss reclassified	Loss reclassified		(ineffective portion and	(ineffective portion and
the nine months ended	recognized in OCI		from OCI into income	from OCI into income		amount excluded from	amount excluded from
March 31, 2011 and 2010:	(effective portion)		(effective portion)	(effective portion)		effectiveness testing)	effectiveness testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange forwards	$4,149	$(3,150)	General and administrative expenses	$(725)	$(835)	General and administrative expenses	$121	$(36)

Foreign exchange options	—	(173)	General and administrative expenses	(207)	—	General and administrative expenses	—	(27)

Total	$4,149	$(3,323)		$(932)	$(835)		$121	$(63)

As of March 31, 2011 and June 30, 2010, we had $41.6 million and $1.5 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and nine months ended March 31, 2011 and 2010 are as follows:

		Gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
Derivatives not designated as	Location of gain (loss)	March 31,		March 31,
hedging instruments:	recognized in income	2011	2010	2011	2010
Foreign exchange forwards	General and administrative expenses	$267	$2,236	$2,181	$2,236
Foreign exchange options	General and administrative expenses	—	(364)	—	(364)

Total		$267	$1,872	$2,181	$1,872

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
The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were frozen to new participants, and benefit accruals will be frozen under the current benefit formulas effective December 31, 2011. New pension benefits will accrue beginning on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans were frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	North		North
	America	Europe	America	Europe
Service Cost	$14,374	$2,558	$13,107	$3,217
Interest Cost	35,017	9,057	35,787	10,037
Expected Return on Plan Assets	(39,988)	(9,464)	(35,146)	(8,659)
Settlement/(curtailment)	411	—	—	—
Amortization of Net Loss	5,837	1,334	3,764	671
Amortization of Prior Service (Credit)/Cost	(2,006)	10	(406)	10

Net Periodic Benefit Cost	$13,645	$3,495	$17,106	$5,276

	Nine Months Ended March 31,
	2011		2010
	North		North
	America	Europe	America	Europe
Service Cost	$44,344	$9,323	$25,009	$7,044
Interest Cost	105,691	28,318	60,604	21,708
Expected Return on Plan Assets	(118,630)	(29,455)	(58,282)	(18,836)
Settlement/(curtailment)	4,056	—	—	—
Amortization of Net Loss	18,031	4,118	11,080	2,013
Amortization of Prior Service (Credit)/Cost	(4,417)	31	(1,218)	31

Net Periodic Benefit Cost	$49,075	$12,335	$37,193	$11,960

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	Year Ended June 30,
	2010		2009		2008
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	6.43%	6.03%	6.91%	6.47%	6.25%	5.72%
Expected long-term rate of return on assets	8.11%	6.48%	8.61%	6.53%	8.61%	6.74%
Rate of increase in compensation levels	3.93%	5.09%	4.08%	5.36%	3.84%	4.73%
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
Employer Contributions
The Company made $34.4 million in contributions to the North American plans during the first nine months of fiscal year 2011 and anticipates making $4.4 million in contributions over the remainder of the fiscal year. The Company made $14.0 million in contributions to Europe plans during the first nine months of fiscal year 2011 and anticipates making $7.4 million in contributions over the remainder of the fiscal year.
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
Effective January 1, 2011, all eligible employees hired subsequent to that date will participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay, and vesting at 100% upon two years of service for employer contributions. All other associates will continue participating in their respective legacy plans until January 1, 2012 at which time the legacy plans will be frozen to new contributions and the associates will begin participation in the new savings plan design.
Health Care Benefits
In the legacy Watson Wyatt and Towers Perrin U.S. plans, we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.
Postretirement Benefits
Under both the legacy Watson Wyatt and legacy Towers Perrin plans, we provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. We accrue a liability for these benefits. Retiree medical benefits provided under our U.S. postretirement benefit plans were frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans will be frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$997	$1,400	$3,551	$1,995
Interest cost	2,738	3,721	9,034	5,034
Expected return on plan assets	(33)	(33)	(99)	(33)
Settlement/(curtailment)	—	—	(3,386)	—
Amortization of net loss/(gain)	445	(275)	977	(825)
Amortization of prior service cost	(1,780)	(143)	(3,689)	(428)

Net periodic benefit cost	$2,367	$4,670	$6,388	$5,743

Note 8 — Debt, Commitments and Contingent Liabilities
The debt commitment and contingencies described below are currently in effect and would require Towers Watson, or domestic subsidiaries, including Towers Watson Delaware and Towers Watson Pennsylvania, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our consolidated balance sheet as of March 31, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
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
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2011, we were in compliance with our covenants.
As of March 31, 2011 and June 30, 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.3 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $4.0 million). As of March 31, 2011, a total of BRL $4.2 million (U.S. $2.6 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.2 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $6.2 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
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
The Trustee and plan sponsors have been engaged since 2001 in a separate legal proceeding (the “rectification action”) which seeks an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements. The parties to the rectification action (which did not include Towers Perrin and Watson Wyatt) have reached an agreement to settle that matter by agreeing to provide a compromise benefit to plan participants, the net present value of which was approximately AU$143.3 million as of October 2009. This settlement has been approved by the Court. Subsequently, Towers Perrin and Watson Wyatt concluded a settlement of all claims between and among all parties in all proceedings and on May 2, 2011, the Court entered orders dismissing all claims against all parties in the 2007 actions, thereby concluding fully and finally all legal proceedings. There is no exposure of loss in excess of amounts previously accrued, including the accrual for legal fees.
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
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties are currently engaged in fact discovery. At this stage of the proceedings, the Company has concluded that, largely because the parties are in the relatively early stages of discovery, a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.
Towers Watson continues to believe the claims in these lawsuits are without merit and intends to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
Acument Global Technologies, Inc.
In a letter to the Company dated January 26, 2011, Acument Global Technologies, Inc. (“Acument”) and the Acument Global Technologies, Inc. Pension Plan (the “Plan”) claim that Towers Watson breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with advice provided to Acument relating to investment of certain assets of the Plan in the Westridge Capital Management Enhancements Funds (the “Westridge Funds”). Acument and the Plan demand that the Company make the Plan whole for losses and damages allegedly sustained as a result of Acument’s decision to invest in the Westridge Funds. Watson Wyatt Investment Consulting, Inc. (“WWIC”), now known as Towers Watson Investment Services, Inc. (“TWIS”), provided investment consulting services to Acument between December 1, 2007 and April 30, 2010. In connection with those services, WWIC recommended an investment in the Westridge Funds. In July 2008, Acument made a $47.0 million investment in the Westridge Funds. During the period December 1, 2008 through January 22, 2009, Acument made additional investments of $9.5 million, bringing the aggregate investment of the Plan’s assets in the Westridge Funds to $56.5 million.
As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission (“CFTC”) filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities Exchange Commission filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $9.5 million of its investment in the Westridge Funds from the receivership. Distributions from the receivership have not yet been completed and Acument could recover additional sums. The Company has declined Acument’s demand for compensation and plans to defend vigorously against any legal proceedings that may ensue. Accordingly, a loss is neither probable nor estimable, and we are unable to estimate a reasonably possible loss or range of loss.
Note 9 — Comprehensive (Loss)/Income.
Comprehensive (loss)/income includes net income, additional minimum pension liability, unrealized loss on available-for-sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2011, comprehensive income totaled $123.6 million compared with comprehensive loss of $36.8 million for the three months ended March 31, 2010. For the nine months ended March 31, 2011, comprehensive income totaled $380.0 million compared with comprehensive income of $12.3 million for the nine months ended March 31, 2010.
Note 10 — Restricted Stock.
In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below reflect a reduction of shares for our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 Class B-3 and 113,858 Class B-4 common stock to the sellers as consideration. The Class B-3 and B-4 common stock, par value $0.01 per share, will generally convert into freely tradable Class A common stock on January 31, 2013 and January 31, 2014, respectively.
On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-2	5,561,630	January 1, 2012
B-3	5,675,488	January 1, 2013
B-4	5,441,885	January 1, 2014

On September 22, 2010, we completed a secondary public offering of our Class A common stock. This offering allowed certain existing holders of the Company’s outstanding Class B-1 common stock to convert and sell 4,279,233 shares of Class A common stock at $46.00 and granted the underwriters an option to purchase up to 641,768 additional shares to cover any overallotments. On October 1, 2010, we completed the exercise in full by the underwriters of such overallotment option. Towers Watson did not receive any of the proceeds from the sale of shares, and there was no dilution of shares currently outstanding.
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
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of March 31, 2011.

Stock Class	Number of Shares	Vesting Date
A	1,237,663	January 1, 2012
A	1,237,663	January 1, 2013
For the three and nine months ended March 31, 2011, we recorded $12.1 million and $60.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest as separate awards over one, two and three years.
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
Restricted Stock Units
     Executives and Employees
In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit award agreement, pursuant to the 2009 Plan. RSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. The targets reflect an emphasis on continued profitability growth through successful integration, despite the difficult economic environment. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares.
During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. For the three and nine months ended March 31, 2011, we recorded $1.6 million and $2.1 million, respectively, of stock-based compensation related to this grant.
During the three and nine months ended March 31, 2011, 7,200 and 46,116 RSUs were granted respectively to certain employees. The award of 7,200 RSUs vested immediately in the third quarter of fiscal 2011 and the award of 38,916 RSUs vest in equal annual installments over a three year period ending January 1, 2013 based on continued employment through each vesting period. For the three and nine months ended March 31, 2011, we recorded $0.6 million and $1.7 million, respectively, of stock-based compensation related to these grants.
     Outside Directors
In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the nine months ended March 31, 2011, 24,710 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2011. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors which vest in equal annual installments over a three year period ending January 1, 2013. A board member did not stand for re-election in fiscal year 2011 and we recorded the forfeiture during the three months ended March 31, 2011 resulting in $0 million and $1.1 million, respectively, of non-cash stock based compensation for the three and nine months ended March 31, 2011 related to these awards for outside directors.
Stock Options
There were no grants of stock options during the three and nine months ended March 31, 2011 under the 2009 Plan.
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

Nine Months Ended
March 31, 2010
Stock option grants:
Risk-free interest rate	1.4%
Expected lives in years	3
Expected volatility	37.2%
Dividend yield	0.7%
Weighted-average grant date fair value of options granted	$11.02
Number of shares granted	234,581
Former Watson Wyatt Plans and Change of Control Provisions
The following former Watson Wyatt Plans were not assumed by Towers Watson and all obligations under the plans have been met. The following reflects the activity in these plans for the three and nine months ended March 31, 2010.
Restricted Stock Units
The Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees was intended to provide selected associates with additional incentives by permitting Watson Wyatt to grant them an equity interest in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the nine months ended March 31, 2010, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million.
Deferred Stock Units
Under the Watson Wyatt 2001 Deferred Stock Unit Plan for Selected Employees, there were Performance Share Bonus Incentive Programs (“SBI”), which consisted of grants of deferred stock units based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which was then converted into a target number of deferred stock units based upon Watson Wyatt’s stock price as of the quarter end prior to grant. Participants vested between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics were achieved over three fiscal year periods. The financial and strategic performance metrics were established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria were based upon growth specific metrics such as earnings per share, net operating income and revenue.
During the nine months ended March 31, 2010, 94,906 shares vested, of which 66,065 were deferred and 28,841 were awarded at a market price of $44.07 to certain senior executive officers under the SBI 2007 plan, which represented vesting at 135% of the target number of deferred stock units.
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
Approximately $1.5 million of compensation expense was recorded relative to the SBI plans during the third quarter of fiscal year 2010 as a result of change of control provisions. During the nine months ended March 31, 2010, approximately $1.2 million of compensation expense was recorded in conjunction with these plans which included the reversal related to the SBI plans described above. In addition, 142,081 fully vested deferred restricted stock units from the fiscal year 2005 through 2007 plans were distributed subsequent to the Merger as the 2001 Deferred Stock Unit Plan for Selected Employees was not assumed by Towers Watson.
Amended Compensation Plan for Outside Directors
Historically, Watson Wyatt provided for cash and stock compensation for outside directors under the Amended Compensation Plan for Outside Directors, which was approved by the board of directors of Watson Wyatt in November 2001. The total number of shares reserved for issuance under the Amended Compensation Plan for Outside Directors was 150,000. The Amended Compensation Plan for Outside Directors was not assumed by Towers Watson. Under this plan, outside Watson Wyatt directors were initially paid in shares of Watson Wyatt’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. During the nine months ended March 31, 2010, approximately $0.2 million of compensation expense was recorded in conjunction with this plan.
Note 12 — Income Taxes.
As of March 31, 2011, our liability for income taxes associated with uncertain tax positions was $34.0 million. This liability can be reduced by $7.7 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $26.3 million, if recognized, would have a favorable impact on our effective tax rate.
Interest and penalties related to income tax liabilities are included in income tax expense. As of March 31, 2011, we had accrued interest of $3.7 million and penalties of $0.4 million, totaling $4.1 million.
We believe it is reasonably possible that there will be a $3.9 million decrease in the tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
Provision for income taxes for the three and nine months ended March 31, 2011 was $38.2 million and $86.2 million, respectively, compared to $40.3 million and $77.8 million, respectively, for the three and nine months ended March 31, 2010. The effective tax rate was 36.1% for the nine months ended March 31, 2011 and 55.2% for the nine months ended March 31, 2010. The prior year effective tax rate was higher primarily due to a 7.5% increase in the effective tax rate associated with the reduction of deferred tax assets due to the enactment of the Patient Protection and Affordable Care Act and U.S. Health Care and Education Reconciliation Act of 2010 and a 7.2% increase associated with an increase in valuation allowances on certain German deferred tax assets and U.S. foreign tax credits in relation to the Merger. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The income tax examinations in the U.S. for the tax years 2002-2008 in connection with amended returns that were filed to claim foreign tax credits is substantially complete and the refund claim is being reviewed by the Joint Committee on Taxation. We are also under income tax examinations in certain states for tax years ranging from 2003 to 2008. The statute of limitations in certain states extends back to tax year 1998 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

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
As a result of the Merger integration, certain associates and related revenues have moved between segments. Prior period amounts have been reclassified to conform to the current classification.
The table below presents specified information about reported segments as of and for the three months ended March 31, 2011:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$508,831	$208,038	$123,942	$840,811
Net operating income	190,452	66,586	13,640	270,678
Receivables	481,488	161,572	118,144	761,204
The table below presents specified information about reported segments as of and for the three months ended March 31, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$466,036	$192,740	$122,954	$781,730
Net operating income	150,675	54,439	3,604	208,718
Receivables	421,198	143,457	109,439	674,094
The table below presents specified information about reported segments as of and for the nine months ended March 31, 2011:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,373,963	$547,205	$407,287	$2,328,455
Net operating income	450,654	142,475	79,058	672,187
Receivables	481,488	161,572	118,144	761,204

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,025,945	$332,990	$230,355	$1,589,290
Net operating income	317,595	85,195	18,340	421,130
Receivables	421,198	143,457	109,439	674,094
A reconciliation of the information reported by segment to the consolidated amounts follows for the three and nine months ended March 31, (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Total segment revenue	$840,811	$781,730	$2,328,455	$1,589,290
Reimbursable expenses and other	25,270	22,233	79,731	48,632

Revenue	$866,081	$803,963	$2,408,186	$1,637,922

Net Operating Income:
Total segment net operating income	$270,678	$208,718	$672,187	$421,130
Differences in allocation methods (1)	(3,612)	(1,095)	11,353	4,444
Amortization of intangibles	(13,737)	(12,492)	(37,149)	(19,336)
Transaction and integration expenses	(29,242)	(24,405)	(77,634)	(49,697)
Stock-based compensation and restricted A shares	(12,100)	(24,018)	(60,016)	(24,018)
Discretionary compensation	(91,373)	(90,556)	(265,348)	(185,384)
Other non-operating income	7,218	704	20,191	3,604
Other, net	(19,706)	(7,160)	(25,201)	(9,875)

Income before income taxes	$108,126	$49,696	$238,383	$140,868

Receivables:
Total segment receivables — billed and unbilled (2)	$761,204	$674,094	$761,204	$674,094
Valuation differences and other	6,693	(5,877)	6,693	(5,877)

Total billed and unbilled receivables	767,897	668,217	767,897	668,217
Assets not reported by segment	4,028,998	3,870,465	4,028,998	3,870,465

Total assets	$4,796,895	$4,538,682	$4,796,895	$4,538,682

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

(2)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.

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

	Three Months Ended March 31,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income attributable to controlling interests	$69,236			$8,815
Less: Income allocated to participating securities	(2,709)			(490)

Income available to common shareholders	$66,527	71,076	$0.94	$8,325	72,165	$0.12

Diluted EPS
Share-based compensation awards	—	63		—	2

Income available to common shareholders	$66,527	71,139	$0.94	$8,325	72,167	$0.12

	Nine Months Ended March 31,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net Income attributable to controlling interests	$150,581			$62,468
Less: Income allocated to participating securities	(7,673)			(1,646)

Income available to common shareholders	$142,908	70,380	$2.03	$60,822	52,361	$1.16

Diluted EPS
Share-based compensation awards	—	65		—	143

Income available to common shareholders	$142,908	70,445	$2.03	$60,822	52,504	$1.16

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
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $1.6 million as of March 31, 2010, which was previously included in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.
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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. This conclusion is primarily supported by the facts that Watson Wyatt shareholders owned approximately 56 percent of all Towers Watson common stock after the redemption of Towers Watson Class R common stock and that Watson Wyatt’s chief executive officer became the chief executive officer of Towers Watson. Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson and are presented in this filing. Towers Watson’s condensed consolidated financial statements as of and for the three and nine months ended March 31, 2011 include the results of Towers Perrin’s operations. The condensed consolidated financial statements of Towers Watson as of and for the three and nine months ended March 31, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.
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
We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life insurance and general insurance, as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals.
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
In the short term, Towers Watson’s revenue is driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of its clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-practice solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
Overview of Towers Watson
Towers Watson is a global consulting firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 151 offices in 36 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 12,900 and 12,800 full-time associates as of March 31, 2011 and June 30, 2010, respectively, in the following practice areas:

	March 31,	June 30,
	2011	2010
Benefits	6,300	6,200
Risk and Financial Services	2,300	2,000
Talent and Rewards	2,000	2,000
Other	300	200
Business Services (incl. Corporate and field support)	2,000	2,400

Total associates	12,900	12,800

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
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the nine months ended March 31, 2011, the Benefits segment contributed 59% of our segment revenue. For the same period, approximately 45% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:
•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).
The Risk and Financial Services segment accounted for 24% of our segment revenue for the nine months ended March 31, 2011. Approximately 65% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.
Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:
•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
The Talent and Rewards segment accounted for approximately 17% of our segment revenue for the nine months ended March 31, 2011. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 50% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2011 (March 31, 2011) and as of the end of fiscal year 2010 (June 30, 2010), Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2011 and 2010, Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2011.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The nine months ended March 31, 2011 and the fiscal year ended June 30, 2010 include data of Towers Watson’s geographic regions. The fiscal year ended June 30, 2009 includes only data of historical Watson Wyatt’s geographic regions.

	Nine Months	Fiscal Year
	2011	2010	2009
United States	48%	52%	43%
United Kingdom	22	22	32
Canada	6	6	4
Germany	5	4	4
Netherlands	3	3	3
We derive the majority of our revenue from fees for consulting services, which generally are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense, or on a fixed-fee basis. Management believes the approximate percentages for time and expense and fixed-fee engagements are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our three most recent fiscal years.
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson Restricted Class A common stock for the three year period will be $159.3 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.
Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services for Watson Wyatt were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the nine months ended March 31, 2011 for Towers Watson, approximately 40% of professional and subcontracted services represent these reimbursable services.
Occupancy includes expenses for rent and utilities.
General and administrative expenses include legal, marketing, human resources, finance, research, technology support, supplies, telephone and other costs to operate office locations as well as professional fees and insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
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
Incurred But Not Reported (IBNR) Claims
Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. Our IBNR liability was $233.0 million and $222.3 million as of March 31, 2011 and June 30, 2010, respectively.

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
Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of Towers Watson and are presented herein as historical results. The condensed consolidated statement of operations of Towers Watson for the three months ended March 31, 2011 and 2010 includes the results of operations of the merged Towers Watson. Our analysis of the results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are based on historical results of Towers Watson subsequent to the Merger with no pro forma adjustments.
The condensed consolidated statement of operations of Towers Watson for the nine months ended March 31, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010 or three months of the nine month period. As a result, the pro forma analysis for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 is prepared and presented to aid in explaining the results of operations of the merged Towers Watson. The pro forma unaudited condensed consolidated statement of operations of Towers Watson for the nine months ended March 31, 2011 and 2010 are prepared as if the Merger occurred on the earliest period presented, July 1, 2009.
As a result of the Merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the nine months ended March 31, 2010 have been retrospectively realigned to the new general and administrative expense methodology.

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
Revenue	$866,081	100%	$803,963	100%	$2,408,186	100%	$1,637,922	100%

Costs of providing services:

Salaries and employee benefits	539,489	62%	537,706	67%	1,530,595	64%	1,062,251	65%
Professional and subcontracted services	59,354	7	52,139	6	177,495	7	102,004	6
Occupancy	35,124	4	35,735	4	106,939	4	73,402	4
General and administrative expenses	66,609	8	69,999	9	196,612	8	141,454	9
Depreciation and amortization	33,990	4	32,834	4	95,395	4	69,019	4
Transaction and integration expenses	29,242	3	24,405	3	77,634	3	49,697	3

	763,808	88%	752,818	94%	2,184,670	91%	1,497,827	91%

Income from operations	102,273	12%	51,145	6%	223,516	9%	140,095	9%

Income/(loss) from affiliates	199	—%	(1,049)	—%	484	—%	(1,213)	—%
Interest income	1,224	—	1,169	—	3,808	—	1,708	—
Interest expense	(2,788)	—	(2,273)	—	(9,616)	—	(3,326)	—
Other non-operating income	7,218	1	704	—	20,191	1	3,604	—

Income before income taxes	108,126	12%	49,696	6%	238,383	10%	140,868	9%

Provision for income taxes	38,216	4	40,329	5	86,163	4%	77,792	5

Net income before non-controlling interests	69,910	8%	9,367	1%	152,220	6%	63,076	4%
Net income attributable to non-controlling interests	674	—	552	—	1,639	—%	608	—

Net income attributable to controlling interests	$69,236	8%	$8,815	1%	$150,581	6%	$62,468	4%

Historical Results of Operations
Revenue for the nine months ended March 31, 2011 was $2.4 billion, an increase of $770.3 million, or 47%, compared to $1.6 billion for the nine months ended March 31, 2010. This increase is primarily a result of the Merger combining Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010. The first nine months of fiscal 2011 includes the combined operations of Towers Watson whereas the first nine months of fiscal 2010 includes the results of Towers Perrin’s operations in only three of the nine months.
Salaries and employee benefits was 64% and 65% of revenue for the nine months ended March 31, 2011 and 2010, respectively. This decrease is the result of a reduction in salaries and employee benefits due to cost savings related to synergies achieved in the five quarters since the Merger. The reduction is offset by stock-based compensation of $64.9 million recorded in the first three quarters of fiscal year 2011 compared to $27.0 million in the same period of fiscal year 2010, which primarily related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger. Included in other non-operating income for the nine months ended March 31, 2011 was a $9.4 million deferred payment we received related to a divestiture by Towers Perrin in June 2009 in anticipation of the Merger and a gain on divestiture of a technology acquired from Towers Perrin in the Merger. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the nine months ended March 31, 2011 and 2010.

Provision for income taxes.
Provision for income taxes for three months ended March 31, 2011 was $38.2 million, compared to $40.3 million for the three months ended March 31, 2010. The effective tax rate was 35.3% for the three months ended March 31, 2011 and 81.2% for the three months ended March 31, 2010. The prior year effective tax rate was higher primarily due to a 21.3% increase in the effective tax rate associated with the reduction of deferred tax assets due to the enactment of the Patient Protection and Affordable Care Act and U.S Health Care and Education Reconciliation Act of 2010 and a 23.1% increase associated with non-deductible transaction costs and valuation allowance on US foreign tax credits in relation to the Merger.
Provision for income taxes for nine months ended March 31, 2011 was $86.2 million, compared to $77.8 million for the nine months ended March 31, 2010. The effective tax rate was 36.1% for the nine months ended March 31, 2011 and 55.2% for the nine months ended March 31, 2010. The prior year effective tax rate was higher primarily due to a 7.5% increase in the effective tax rate associated with the reduction of deferred tax assets due to the enactment of the Patient Protection and Affordable Care Act and U.S Health Care and Education Reconciliation Act of 2010 and a 7.2% increase in valuation allowances on certain German deferred tax assets and U.S. foreign tax credits in relation to the Merger.
Towers Watson has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, with the exception of Towers Watson Canada Inc. We will continue to provide deferred taxes on Canadian earnings for the foreseeable future.
Net income attributable to controlling interests.
Net income attributable to controlling interests for the nine months ended March 31, 2011 was $150.6 million, an increase of $88.1 million, or 141%, compared to $62.5 million for the nine months ended March 31, 2010. The increase was primarily due to an increase of income from operations in connection with the Merger. Net income attributable to controlling interests is inclusive of the amortization of Merger-related intangible assets, deductible and non-deductible transaction and integration expenses including severance, stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), and other Merger-related tax items.
Earnings per share.
Diluted earnings per share for the three months ended March 31, 2011 was $0.94, compared to $0.12 for the three months ended March 31, 2010. Diluted earnings per share for the nine months ended March 31, 2011 was $2.03 compared to $1.16 for the nine months ended March 31, 2010.
Non-U.S. GAAP Measures
Diluted earnings per share exclusive of the certain Merger-related items: amortization of intangible assets, transaction and integration expenses (deductible and non-deductible for taxes), stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits) and a deferred payment from divestiture, resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle in the U.S. (“non-U.S. GAAP measure”), for the three months ended March 31, 2011 of $1.37.
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
Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Reconciliation of net income before non-controlling interests to EBITDA and Adjusted EBITDA is as follows:
Net income before non-controlling interests	$69,910	$9,367
Provision for income taxes	38,216	40,329
Interest, net	1,564	1,104
Depreciation and amortization	33,990	32,834

EBITDA	143,680	83,634
Transaction and integration expenses	29,242	24,405
Stock-based compensation (a)	12,100	24,018
Other non-operating income (b)	(7,417)	345

Adjusted EBITDA	$177,605	$132,402

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Restricted A shares held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(b)	Other non-operating income includes income from affiliates, and other non-operating income.
A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended
March 31, 2011
(In thousands, except share and
per share amounts)
Net income attributable to controlling interests	$69,236
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	8,948
Transaction and integration expenses including severance (d)	19,744
Stock-based compensation (e)	8,209
Deferred payment from divestiture (f)	(4,474)

Adjusted net income attributable to controlling interests	$101,663

Weighted average shares of common stock — diluted (000)	74,033

Earnings per share — diluted, as reported	$0.94
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.12
Transaction and integration expenses including severance	0.26
Stock-based compensation	0.11
Deferred payment from divestiture	(0.06)

Adjusted earnings per share — diluted	$1.37

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 34.9%, transaction and integration expenses including severance was 32.5%, stock-based compensation was 32.2% and other non-operating income was 27.8%.

(d)	Included in transaction and integration expenses including severance is approximately $2.0 million of expenses related to the recent acquisitions of Aliquant and EMB which were completed in the second quarter and third quarter of fiscal 2011, respectively.

(e)	Stock-based compensation relates to Restricted A shares held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(f)	Reflects a gain on the sale of eValue, a sale of a financial modeling software, which is included in non-operating income.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
The following unaudited supplemental pro forma condensed combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the nine months ended March 31, 2011 and 2010, giving effect to the business combination as if it had been completed on July 1, 2009. The pro forma condensed combined statement of operations for the nine months ended March 31, 2010 combines Watson Wyatt’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 with Towers Perrin’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 and Towers Watson unaudited condensed consolidated statement of operations for the three months ended March 31, 2010. All other periods presented reflect the actual financial results of the combined company. The unaudited pro forma condensed combined financial statements should be read together with the respective historical financial statements and related notes of Towers Perrin and Watson Wyatt included in prior reports filed with the SEC.
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
Prior to the Merger, Towers Perrin was a private, employee-owned corporation. As a result, Towers Perrin’s historical unaudited condensed consolidated statement of operations for the six months ended December 31, 2009 does not reflect the level of net income that Towers Perrin contributes to Towers Watson, as a public company. Further, the revenue growth that we expect Towers Watson to achieve from strengthening core services and expanding the existing portfolio of services is not reflected in the unaudited pro forma condensed combined financial statements.
The unaudited pro forma condensed combined statements of operations for the nine months ended March 31, 2010, do not reflect certain financial targets relating to the Merger, such as our targeted synergy cost savings, reductions in compensation and benefits expense resulting from the retirement of Class R participants, and a further targeted reduction in compensation expense resulting from the elimination of the principal bonus payments historically paid to legacy Towers Perrin Principals.
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

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Nine Months Ended March 31, 2011

	Nine Months Ended	Pro Forma
	March 31, 2011	Adjustments		As Adjusted
Revenue	$2,408,186			$2,408,186

Costs of providing services:
Salaries and employee benefits	1,530,595			1,530,595
Professional and subcontracted services	177,495			177,495
Occupancy	106,939			106,939
General and administrative expenses	196,612			196,612
Depreciation and amortization	95,395			95,395
Transaction and integration expenses	77,634	(74,095	) E	3,539

	2,184,670	(74,095)		2,110,575

Income from operations	223,516	74,095		297,611

Income from affiliates	484			484
Interest income	3,808			3,808
Interest expense	(9,616)			(9,616)
Other non-operating income	20,191	(15,555	) L	4,636

Income before income taxes	238,383	58,540		296,923

Provision for income taxes	86,163	22,999	F	109,162

Net income before non-controlling interests	152,220	35,541		187,761

Net income attributable to non-controlling interests	1,639			1,639

Net income attributable to controlling interests	$150,581	$35,541		$186,122

Earnings per share:
Net income attributable to controlling interests— basic	$2.03		M	$2.51

Net income attributable to controlling interests— diluted	$2.03		M	$2.51

Weighted average shares of common stock, basic (000)	74,159		M	74,159

Weighted average shares of common stock, diluted (000)	74,225		M	74,225

Unaudited Supplemental Pro Forma Condensed Combined Statement of Operations
Nine Months Ended March 31, 2010

	Three
	Months
	Ended
	March 31,				Nine Months Ended
	2010	Six Months Ended December 31, 2009			March 31, 2010
	As Reported	Historical
	Towers	Watson	Towers		Pro Forma
	Watson	Wyatt	Perrin	PCIC	Adjustments		As Adjusted
Revenue	$803,963	$833,959	$798,131	$12,750	$(9,404	) H	$2,431,009
					(8,390	) K
Costs of providing services:
Salaries and employee benefits	537,706	524,546	558,856	107	47,916	B	1,669,131
Professional and subcontracted services	52,139	49,865	68,277	483			170,764
Occupancy	35,735	37,667	35,406	—	1,751	A	110,559
General and administrative expenses	69,999	71,454	40,351	16,923	(9,404	) H	189,323
Depreciation and amortization	32,834	36,185	19,007	—	12,591	A	100,617
Transaction and integration expenses	24,405	25,292	26,878	—	(76,575	) E	—

	752,818	745,009	748,775	17,513	(23,721)		2,240,394

Income from operations	51,145	88,950	49,356	(4,763)	5,927		190,615

(Loss)/income from affiliates	(1,049)	(164)	(164)	—	227	J	(1,150)
Interest income	1,169	539	530	1,518	(266	) C	3,490
Interest expense	(2,273)	(1,053)	(1,536)	—	(2,000	) D	(7,808)
					(946	) G
Other non-operating income	704	2,900	5,281	—			8,885

Income before income taxes	49,696	91,172	53,467	(3,245)	2,942		194,032

Provision for income taxes	40,329	37,463	9,779	(1,187)	(14,944	) F	71,440

Net income before non-controlling interests	9,367	53,709	43,688	(2,058)	17,886		122,592

Net income/(loss) attributable to non-controlling interests	552	56	—	—	(558	) I	50

Net Income attributable to controlling interests	$8,815	$53,653	$43,688	$(2,058)	$18,444		$122,542

Earnings per share:
Net income attributable to controlling interests — basic	$0.12					M	$1.60

Net income attributable to controlling interests — diluted	$0.12					M	$1.60

Weighted average shares of common stock, basic (000)	76,414					M	76,414

Weighted average shares of common stock, diluted (000)	76,416					M	76,416

Pro Forma Adjustments
The pro forma adjustments reflected in the unaudited supplemental pro forma condensed combined financial information are as follows:
A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects an adjustment to rent expense to approximate fair value of acquired leases.
B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $159.3 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.
C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.
D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.
E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma condensed combined statement of operations.
F)	Reflects the provision for taxes as a result of the Merger. A U.S. statutory rate of 40.0% was used for the fiscal year 2011, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For the fiscal year 2010 the U.S. statutory rate of 39.6% was used. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma condensed combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma condensed combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.
G)	Reflects three and nine months of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period.
H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.
I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.
J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.
K)	Reflects the reduction to Towers Perrin’s software revenue attributable to performance obligations completed prior to the Merger. This reduction is required to reflect the acquired deferred software revenue at fair value as of the date of the Merger.
L)	Reflects the elimination of merger-related deferred payment on the sale of an investment. Because this deferred payment will not have a continuing impact, it is not reflected in the unaudited pro forma condensed consolidated statement of operations.
M)	Earnings per share calculations for the three and nine months ended March 31, 2011 and 2010 are based on Towers Watson’s fully diluted shares outstanding as of March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011
compared to the Three Months Ended March 31, 2010
and
Pro Forma Financial Information for the Nine Months Ended March 31, 2011
compared to the Nine Months Ended March 31, 2010.
Revenue
Towers Watson revenue for the third quarter of fiscal year 2011 was $866.1 million, an increase of $62.1 million, or 8%, from $804.0 million for the third quarter of fiscal year 2010. Our revenue growth reflects increased revenue from both new and existing clients. In addition, revenue from our two new acquisitions, Aliquant and EMB, contributed to the increase in revenue for the third quarter of fiscal year 2011.
The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.5978 for the third quarter of fiscal 2011 from 1.5643 for the third quarter of fiscal year 2010, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3761 for the third quarter of fiscal year 2011 from 1.3830 for the third quarter of fiscal 2010. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
A comparison of segment revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 is as follows:
•	Benefits revenue increased 8%, on a constant currency basis, and was $508.8 million for the third quarter of fiscal year 2011 compared to $472.3 million for the third quarter of fiscal year 2010. Revenue increased 5% on a constant currency basis in our Retirement practice, which represents the majority of the segment’s revenue. The revenue growth in Retirement this quarter can partially be attributed to gains in the capital markets in calendar year 2010, which resulted in improved funding positions for many companies, which in turn led to higher demand for our services relative to funding decisions. As a result, we had more Retirement work in our third quarter, some of which is typically performed in our fourth quarter. Revenue also increased on a constant currency basis in our Technology and Administration Solutions practice. Growth in Europe is due to both new clients and additional revenue from existing clients. Growth in the U.S. was largely due to the addition of Aliquant, a health and welfare benefits administration outsourcing firm that we acquired during our second quarter of fiscal year 2011. Revenue increased in our Health and Group Benefits practice as health care costs and employee health and productivity remain critical business issues while at the same time health care reform milestones are now a year closer. Revenue in our Benefits segment increased 6% on an organic basis which excludes the effects of acquisitions and currency effects.

•	Risk and Financial Services revenue increased 6%, on a constant currency basis, and was $208.0 million and $196.2 million for the three months ended March 31, 2011 and 2010, respectively. Revenue from our Risk Consulting and Software practice experienced increased revenue from the inclusion of EMB in our operating results for two months of the three month period ended March 31, 2011 since we acquired EMB at the end of January 2011. In addition, we had revenue increases in North America, Europe and Latin America due to opportunities in the market from regulatory change work and merger and acquisition activity. Our Brokerage practice continued to experience softness in pricing in the U.S. property and casualty insurance marketplace. Revenue from our Investment practice increased slightly this quarter as the result of increased investment strategy work. Revenue in our Risk and Financial Services segment increased 3% on an organic basis which excludes the effects of acquisitions and currency.

•	Talent and Rewards revenue decreased 1% on a constant currency basis, with $123.9 million and $125.0 million of revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from our Executive Compensation practice continued to decrease as work moved to a new Board-focused Executive Compensation boutique firm, Pay Governance, to help some of our clients address perceived independence issues. After adjusting for the revenue that was transferred to Pay Governance and for two small acquisitions in Dubai and Sweden, Talent and Rewards experienced 8% constant currency revenue growth. On an organic basis, revenues in all practices, Executive Compensation; Rewards, Talent and Communication; and Data, Surveys and Technology increased. The organic increase in revenue for Executive Compensation is due to increased activity in North America and also to growth in Asia Pacific and Latin America. Organic revenue growth in Reward, Talent and Communication was due to significant increases in all geographic regions. Communications, which includes Change Management, increased in Europe and also increased or remained constant in other regions. We also experienced organic revenue growth in Data, Surveys and Technology practice due to growth in data and surveys in all geographic regions.

Towers Watson pro forma revenue remained consistent and was $2.4 billion for both the nine months ended March 31, 2011 and 2010.
The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5721 for the nine months ended March 31, 2011 from 1.6086 for the nine months ended March 31, 2010, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3358 for the nine months ended March 31, 2011 from 1.4231 for the nine months ended March 31, 2010. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
A comparison of pro forma segment revenue for the nine months ended March 31, 2011 to the nine months ended March 31, 2010 is as follows:
•	Benefits revenue remained consistent on a constant currency basis, and was $1.4 billion for the first three quarters of fiscal years 2011 and 2010. Revenue decreased slightly on a constant currency basis in our Retirement practice which represents the majority of the segment’s revenue. The Retirement practice in North America experienced decreased revenue in fiscal year 2011 compared to the same period in fiscal year 2010 because of a strong prior year comparable from project work related to regulatory changes. The Retirement practice in Europe experienced a decrease in revenue in fiscal year 2011 as a result of decreased activity. Revenue increased on a constant currency basis in our Technology and Administration Solutions practice due in part to the inclusion of Aliquant’s results in the third quarter.

•	Risk and Financial Services revenue decreased 2% on a constant currency basis, and was $547.2 million and $559.8 million for the nine months ended March 31, 2011 and 2010, respectively. This decrease was a result of a constant currency decrease in revenue in all of our practices. Our Risk Consulting and Software practice experienced a decrease in project activity. Our Brokerage practice experienced decreases in pricing and volume in the first three quarters of fiscal 2011 compared to prior fiscal quarters as a result of overall market conditions in the U.S. property and casualty insurance marketplace. Our Investment practice experienced decreased revenues for the first three quarters of fiscal 2011 due to less activity in North America, a change in revenue mix in Europe and due to a strong Investment practice revenue comparable in the prior year.

•	Talent and Rewards revenue decreased 2%, on a constant currency basis, and was $407.3 million and $416.4 million for the nine months ended March 31, 2011 and 2010, respectively. This decrease was primarily due to a constant currency decrease in revenue from our Executive Compensation practice offset by a constant currency increase in revenue from our Data, Surveys and Technology practice and a smaller increase in constant currency revenue from our Rewards, Talent and Communication practice. The decrease in our Executive Compensation practice is primarily due to the migration of associates to a new Board-focused Executive Compensation boutique firm, Pay Governance, to help some of our clients address perceived independence issues. These increases in our Data, Surveys and Technology practice and Rewards, Talent and Communication practice are due to an increase in activity in our geographic regions, particularly in Asia Pacific.
Salaries and Employee Benefits
Salaries and employee benefits were $539.5 million for the third quarter of fiscal year 2011 compared to $537.7 million for the third quarter of fiscal year 2010, an increase of $1.8 million, or less than 1%. The decrease, inclusive of currency, was principally due to a decrease in pension expense, partially offset by an increase in expense associated with our defined contribution plan. As a percentage of revenue, salaries and employee benefits decreased to 62% for the third quarter of fiscal year 2011 from 67% for the third quarter of fiscal year 2010.
Pro forma salaries and employee benefits were $1.53 billion for the first nine months of fiscal year 2011 compared to $1.67 billion for the first nine months of fiscal year 2010, a decrease of $138.5 million, or 8%. The decrease is principally due to decreases in discretionary compensation, base salary resulting from a 5% headcount reduction, including retirees, as well as a decrease in pension and employer taxes. These decreases are partially offset by an increase in other employee benefits. As a percentage of revenue, salaries and employee benefits decreased to 64% for the first nine months of fiscal year 2011 from 69% for the first nine months of fiscal year 2010.
Professional and Subcontracted Services
Professional and subcontracted services for the third quarter of fiscal year 2011 were $59.4 million, compared to $52.1 million for the third quarter of fiscal year 2010, an increase of $7.2 million, or 14%. The increase, inclusive of currency, was principally due to increased use of external service providers to supplement our day-to-day operations. As a percentage of revenue, professional and subcontracted services increased to 7% for the third quarter of fiscal year 2011 from 6% for the third quarter of fiscal year 2010.
Pro forma professional and subcontracted services were $177.5 million for the first nine months of fiscal year 2011 compared to $170.8 million for the first nine months of fiscal year 2010, an increase of $6.7 million, or 4%. The increase was principally due to increased use of external service providers to supplement our day-to-day operations. As a percentage of revenue, professional and subcontracted services were 7% for the first nine months of fiscal year 2011 and 2010.

Occupancy
Occupancy expense for the third quarter of fiscal year 2011 was $35.1 million compared to $35.7 million for the third quarter of fiscal year 2010, a decrease of $0.6 million, or 2%. The decrease, inclusive of currency, was principally due to the reduction of leased office space resulting from the Merger. As a percentage of revenue, occupancy expense was consistent at 4% for both periods.
Pro forma occupancy expense for the first nine months of fiscal year 2011 was $106.9 million compared to $110.6 million for the first nine months of fiscal year 2010, a decrease of $3.6 million, or 3%. This decrease is principally due to the reduction of leased office space resulting from the Merger. As a percentage of revenue, occupancy expense decreased to 4% for the third quarter of fiscal year 2011 from 5% for the third quarter of fiscal year 2010.
General and Administrative Expenses
General and administrative expenses for the third quarter of fiscal year 2011 were $66.6 million, compared to $70.0 million for the third quarter of fiscal year 2010, a decrease of $3.4 million, or 5%. The decrease was principally due to the favorable settlement of specific professional liability claims during the third quarter of fiscal year 2011, partially offset by increases in travel, hotel, promotion, and repairs and maintenance expenses. As a percentage of revenue, general and administrative expenses decreased to 8% for the third quarter of fiscal year 2011 from 9% for the third quarter of fiscal year 2010.
Pro forma general and administrative expenses for the first nine months of fiscal year 2011 were $196.6 million, compared to $189.3 million for the first nine months of fiscal year 2010, an increase of $7.3 million, or 4%. The current fiscal year reflects an increase in travel, hotel, repairs and maintenance and promotion expenses which were offset in part by reductions in telephone and publications expense. As a percentage of revenue, general and administrative expenses was consistent at 8% for both periods.
Depreciation and Amortization
Depreciation and amortization expense for the third quarter of fiscal year 2011 was $34.0 million, compared to $32.8 million for the third quarter of fiscal year 2010, an increase of $1.2 million, or 4%. The increase was principally due to an increase in amortization of intangibles related to a recent acquisition. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for both periods.
Pro forma depreciation and amortization expense for the first nine months of fiscal year 2011 was $95.4 million, compared to $100.6 million for the first nine months of fiscal year 2010, a decrease of $5.2 million, or 5%. This decrease is principally due to a decrease in depreciation of fixed assets, as well as, a decrease in amortization of internally developed software. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for both periods.
Transaction and Integration Expenses
Transaction and integration expense for the third quarter of fiscal year 2011 was $29.2 million, compared to $24.4 million for the third quarter of fiscal year 2010, an increase of $4.8 million, or 20%. The increase was principally due to penalties incurred as a result of lease terminations as well as the accrual of employer taxes associated with the conversion to Class A common stock of restricted Class A common stock issued to former Towers Perrin employees. As a percentage of revenue, transaction and integration expenses were consistent at 3% for both periods.
Transaction and integration expenses for the first three quarters of fiscal 2011 were $77.6 million compared to $49.7 million for the same period in fiscal 2010. For pro forma results, transaction and integration expenses that are directly related to the Merger are eliminated. Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and IT integration expenses. As a percentage of revenue, transaction and integration expenses were 3% for the first nine months of fiscal 2011 and 2010.
Income From Affiliates
Income from affiliates for the third quarter of fiscal year 2011 was $0.2 million compared to a loss from affiliates of $1.0 million for the third quarter of fiscal year 2010. For the third quarter of fiscal year 2010, these amounts reflect our portion of Fifth Quadrant’s and Dubai’s operating results. For fiscal year 2011, we increased our ownership of our Dubai investment to 100% and as a result include its full operating results in our income from operations. During the third quarter of fiscal year 2011 we purchased an additional 20% ownership in Fifth Quadrant and as a result, 40% of Fifth Quadrant’s operating results are included in our income from affiliates.
Pro forma income from affiliates for the first nine months of fiscal year 2011 was $0.5 million compared to loss from affiliates of $1.2 million for the first nine of fiscal year 2010. The loss in the prior fiscal year was principally related to our share of Dubai’s losses.

Interest Income
Interest income was $1.2 million for both the third quarter of fiscal year 2011 and fiscal year 2010. Pro forma interest income was $3.8 million for the first nine months of fiscal year 2011, compared to $3.5 million for the first nine months of fiscal year 2010.
Interest Expense
Interest expense was $2.8 million for the third quarter of fiscal year 2011, compared to $2.3 million for the third quarter of fiscal year 2010. Pro forma interest expense was $9.6 million for the first nine months of fiscal year 2011, compared to $7.8 million for the first nine months of fiscal year 2010.
Other Non-Operating Income
Other non-operating income for the third quarter of fiscal year 2011 was $7.2 million, compared to $0.7 million for the third quarter of fiscal year 2010. The increase is due to a gain on the sale of eValue, a financial modeling software acquired from Towers Perrin in the Merger.
Pro forma other non-operating income for the nine months of fiscal year 2011 was $4.7 million, compared to $8.9 million for the nine months of fiscal year 2010. The first nine months of fiscal 2010 included $5.0 million of payments received from the licensing of a brand name in conjunction with the sale of an investment.
Included in historical other non-operating income for the nine months ended March 31, 2011 is a $9.4 million deferred payment we received related to a divestiture by Towers Perrin in June 2009 in anticipation of the Merger and a gain on divestiture of a technology. Both of these items were eliminated in pro forma adjustments.
Explanatory Note Regarding Pro Forma Financial Information
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the nine months ended March 31, 2011 and 2010, giving effect to the business combination as if it had been completed on July 1, 2009. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.
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
We believe that we have sufficient resources to fund operations beyond the next 12 months, including $98.8 million payable in March 2012 in principal and interest on the notes issued in connection with the Tender Offer we completed in June 2010. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.
Our cash and cash equivalents at March 31, 2011 totaled $381.4 million, compared to $435.9 million at June 30, 2010. The decrease in cash from June 30, 2010 to March 31, 2011 was due to the cash flows of our investing activities in fiscal year 2011 acquisitions of EMB and Aliquant compared to the Merger in fiscal year 2010. In addition, in fiscal year 2011 we repaid our $200 million notes issued to retirees in conjunction with the Merger.
Our cash and cash equivalents balance includes $75.5 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $305.9 million of cash that is available for our general use.
As we discussed in Note 1, we have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased cash flows from investing activities by $118.5 million and total ending cash and cash equivalents on the statement of cash flows for the nine months ended March 31, 2010 related to the amount of reinsurance cash received from Towers Perrin in the Merger by $ 153.1 million. In addition, the change in restricted cash from the Merger date to March 31, 2010 is included as an increase in restricted cash in the cash flows from operating activities of $37.6 million, which is offset by an increase in reinsurance payables.
Our restricted cash at March 31, 2011 totaled $131.0 million, compared to $164.5 million at June 30, 2010, of which $125.0 million is available for payment of reinsurance premiums on behalf of reinsurance clients and an additional $5.9 million is held for payment of health and welfare premiums on behalf of our clients.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2011, $310.9 million of Towers Watson’s total cash balance of $512.3 million was held outside of the United States. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2011, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows From/(Used in) Operating Activities.
Cash flows from operating activities was $327.1 million for the first nine months of fiscal year 2011 compared to cash flows used in operating activities of $227.2 million for the first nine months of fiscal year 2010. This increase of $554.3 million is primarily attributable to the following:
•	a $89.1 million increase in net income for the first nine months of fiscal year 2011 compared to the same period in 2010;

•	a $419 million increase in cash primarily due to the fiscal year 2010 out-of-cycle payment of bonuses related to the Merger. These payments included Watson Wyatt’s bonus related to both the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, as well as Towers Perrin’s bonus which related to calendar year ended December 31, 2009.
The allowance for doubtful accounts increased $5.4 million from June 30, 2010 to March 31, 2011. The number of days of accounts receivable increased to 80 at March 31, 2011 compared to 69 at June 30, 2010.
Cash Flows (Used in)/From Investing Activities.
Cash flows used in investing activities for the first nine months of fiscal year 2011 were $158.9 million, compared to $367.2 million of cash flows from investing activities for the first nine months of fiscal year 2010. The $526.1 million decrease is due to the difference in cash flows attributable to our fiscal year 2011 acquisitions of EMB and Aliquant which consisted of $126.9 net cash payment compared to the Merger in fiscal year 2010 which consisted of a $403.2 million net cash receipt.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for the first nine months of fiscal year 2011 were $242.7 million, compared to cash flows used in financing activities of $24.7 million for the first nine months of fiscal year 2010. This change was primarily attributable to the repayment of a note payable of $200 million in the first nine months of fiscal year 2011.
Capital Commitments
Expenditures of capital funds were $38.2 million for the first nine months of fiscal year 2011. Anticipated commitments of capital funds for Towers Watson are estimated at $35.0 million for the remainder of fiscal year 2011. We expect cash from operations to adequately provide for these cash needs.

Dividends
During the nine months ended March 31, 2011, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in the nine months ended March 31, 2011 and 2010 were $16.0 million and $9.6 million, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of March 31, 2011
		Less than			More Than
Contractual Cash Obligations (in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable and accrued interest*	$98,841	$98,841	$—	$—	$—
Lease Commitments (as of June 30, 2010)	628,039	113,771	185,138	133,370	195,760

	$726,880	$212,612	$185,138	$133,370	$195,760

*	The $98.8 million is due in March 2012.
Operating Leases. We lease office space, furniture, cars and selected computer equipment under operating lease agreements with terms typically ranging from one to 10 years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. An intangible asset and liability was recognized for the difference between the contractual cash obligations shown above and the estimated market rates at the time of the acquisition. The resulting intangibles will amortize to rent expense but do not impact the amounts shown above since there is no change to our contractual cash obligations.
Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2011 are projected to be approximately $11.8 million.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 40, Income Taxes. The settlement period for the $38.2 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our consolidated balance sheet as of March 31, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
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

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2011, we were in compliance with our covenants.
As of March 31, 2011 and June 30, 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.3 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $4.0 million). As of March 31, 2011, a total of BRL $4.2 million (U.S. $2.6 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.2 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $6.2 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2011, we had a $233.0 million IBNR liability balance.
As stated above, commencing July 1, 2010, Towers Watson obtained primary insurance for errors and omissions professional liability risks from Stone Mountain. Stone Mountain provides us with $50 million of coverage per claim and in the aggregate on a claims-made basis. Stone Mountain has secured reinsurance for coverage providing $25 million in excess of the $25 million retained layer for the current policy period. Stone Mountain has issued a policy of insurance substantially similar to the policies historically issued by PCIC.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 7 — Retirement Benefits; Note 4 — Goodwill and Intangible Assets; Note 8 — Debt, Commitments and Contingent Liabilities; Note 10 — Restricted Stock; Note 12 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make profitable acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the recently announced acquisitions of EMB or Aliquant Corporation are not profitable or are not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates, particularly given recent changes in our associate compensation programs;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	recently implemented SEC rules, and newly proposed SEC rules (if implemented), concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of company shares that will become freely tradable on January 1, 2012;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;
and other factors as discussed under “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on September 7, 2010, as supplemented in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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
Foreign Currency Risk
For the nine months ended March 31, 2011, 52% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.
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
We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally accepted accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2011.

ITEM 1A.	RISK FACTORS.
Except as described below, there are no material changes from risk factors as previously disclosed in our 2010 Annual Report on Form 10-K (File No. 001-34594), filed on September 7, 2010 (“10-K”), as supplemented in our Quarterly Report on Form 10-Q filed on November 9, 2010. We urge you to read the risk factors contained in such Reports.
Due to new regulatory action by the Securities and Exchange Commission (the “SEC”), we have revised and updated the following risk factor that was contained in our 2010 Annual Report on Form 10-K:
Our business could be negatively affected by currently proposed or future legislative or regulatory activity concerning compensation consultants.
Recent legislative and regulatory activity in the United States has focused on the independence of compensation consultants retained to provide advice to compensation committees of publicly traded companies. On December 16, 2009, the SEC published final rules, which became effective in February 2010, with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation and continued legislative activity, prior to the Merger, some clients of Towers Perrin and Watson Wyatt and, after the Merger, some clients of Towers Watson decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest.
In addition, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the SEC to issue rules directing national securities exchanges and associations to require the compensation committee of a listed company to consider the independence of an advisor when selecting a compensation consultant. The SEC is required to identify factors affecting independence.
On March 30, 2011, the SEC issued proposed rules to implement these provisions of the Dodd-Frank Act pertaining to the role of, and certain disclosure relating to, compensation consultants. The proposed rules would require the national security exchanges to adopt listing standards requiring a company’s compensation committee to consider certain independence factors, including whether the compensation consultant’s firm provides other services to the company, before selecting a compensation consultant. The proposed rules would also require a company to disclose in its proxy statement whether its compensation committee has retained or obtained the advice of a compensation consultant, whether the work of the compensation consultant raised any conflicts of interest, and if so, the nature of the conflicts and how any such conflicts are being addressed.
The proposed rules do not require that the selected compensation consultant be independent. But if the proposed rules are adopted substantially in their current form and companies’ compensation committees engage compensation consultants that do not perform any other services for the company, then this could cause additional clients to terminate their relationships with Towers Watson (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. If this happens, the future termination of such relationships could have a material adverse effect on our business, financial condition and results of operations.
In addition, due in part to such regulation and continued legislative activity, some former Towers Perrin, Watson Wyatt or Towers Watson consultants terminated their relationships with us, and many have begun to compete with us or have indicated that they intend to compete with us. Such talent migration, and any future such talent migration, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, our Board of Directors approved the repurchase of up to $100 million of our Class A common stock. The table below presents specified information about our stock repurchases and repurchase plans:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs*
				2,553,101
January 1, 2011 through January 31, 2011	90,000	$53.66	90,000	2,463,101
February 1, 2011 through February 28, 2011	20,000	54.01	20,000	2,443,101
March 1, 2011 through March 31, 2011	—	—	—	2,443,101

	110,000		110,000	2,443,101

*	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $100 million of 1,803,101 shares was determined using the closing price of our stock on March 31, 2011 of $55.46.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
21.1	Subsidiaries of Towers Watson & Co.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	May 14, 2011
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	May 14, 2011
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Peter L. Childs	May 14, 2011
Name: Peter L. Childs	Date
Title: Principal Accounting Officer