Form 10-K
period 2011-06-30
Towers Watson & Co.
filed 2011-08-29
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,793,803,434 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2010.
As of August 17, 2011 there were 55,085,090 outstanding shares of Class A common stock and 2,415,481 of Restricted Class A common stock at a par value of $0.01 per share; 5,547,733 outstanding shares of Class B-2 common stock at a par value of $0.01; 5,661,591 outstanding shares of Class B-3 common stock at a par value of $0.01; and 5,387,241 outstanding shares of Class B-4 common stock at a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

TOWERS WATSON & CO.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2011

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
PART I
Item 1. Business.
The Company
Towers Watson & Co. (referred herein as “Towers Watson”, the “Company”, “us”, or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of employee benefits, talent management, rewards, and risk and capital management. We offer our clients comprehensive services across three business segments, Benefits, Risk and Financial Services and Talent and Rewards, through a strong talent pool of approximately 13,100 full-time associates across 38 countries. Our professional staff are trusted advisors and experts in their fields and include approximately 2,500 fully accredited actuaries. Towers Watson was formed on January 1, 2010, from the merger of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that trace their roots back more than 100 years.
We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in benefits and human capital management. We also advise the insurance industry on a wide range of strategic and risk management issues and we help our clients mitigate risk through insurance, reinsurance and capital markets transactions. In addition, we provide investment advice and solutions to help our clients develop and implement disciplined and efficient strategies to meet their investment goals.
Our target market is generally large, multi-national and domestic companies, with additional focus on the insurance industry. Our clients include many of the world’s leading corporations, including approximately 85% of the Fortune Global 500 companies, 84% of the Fortune 1000, 76% of the FTSE 100 and 100% of the Dax 30. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.
The Merger
On January 1, 2010, Watson Wyatt and Towers Perrin combined their businesses through two simultaneous mergers (the “Merger”) and became Towers Watson & Co. Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc., and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this discussion.
Watson Wyatt is the accounting predecessor in the Merger and as such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson, and are presented in this filing. Towers Watson’s consolidated financial statements as of and for the fiscal year ended June 30, 2011 include the results of Towers Perrin’s operations. The consolidated financial statements of Towers Watson as of and for the fiscal year ended June 30, 2010 include the results of Towers Perrin’s operations beginning January 1, 2010.

Business Overview
As leading economies worldwide become more service-oriented and interconnected, effective human resources, financial and risk management are increasingly a source of competitive advantage for companies and other organizations. Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, expectations for innovation and quality enhancements, skill shortages in selected areas, and an aging population in many developed countries have increased employers’ focus on attracting and retaining talented employees. Further, employers are focused on achieving productivity improvements and effectively managing the overall size and volatility of their labor costs. The growing demand for employee benefits and human capital management services is directly related to the size, complexity and rapid changes associated with the effective design, financial management and administration of human resources programs.
The Benefits segment is our largest segment. This segment provides benefits consulting and administration services through four primary lines of business. Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation issues for our clients and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. The Benefits segment contributed approximately 59% of revenue during the fiscal year ended June 30, 2011.
The Risk and Financial Services segment, our second largest segment, has three primary lines of business that are united by an approach that focuses on risk, capital and value. Our aim is to help clients improve business performance by effectively integrating risk management into their overall financial management framework. Risk Consulting and Software provides risk consulting and financial modeling software solutions primarily to the insurance industry. Reinsurance and Insurance Brokerage provides a range of risk transfer solutions, principally reinsurance brokerage services. Investment Consulting and Solutions provides consulting and solutions focused on investment strategy, risk assessment, asset allocation, and investment manager selection to institutional investors, primarily pension plans. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of the insurance industry and ongoing demand for services such as reinsurance brokerage and investment consulting. The Risk and Financial Services segment contributed approximately 24% of revenue during the fiscal year ended June 30, 2011.
The Talent and Rewards segment has three primary lines of business. Executive Compensation advises our clients’ management and boards of directors on executive pay and incentive programs. Rewards, Talent and Communication provides consulting on alignment, design and delivery of employee rewards (pay and incentives), talent management programs and processes including career development, performance management and leadership succession, and organization and employee communication and change management. Data, Surveys and Technology provides human capital data, analytics and technology solutions, such as compensation benchmarking data, employee opinion surveys, HR function metrics, and reward administration and talent management technology solutions, to enable benchmarking, evaluation of return on investments, resource allocation decisions and effective administration of human resources programs. The revenues in this segment are largely comprised of project-based work from a stable client base. The Talent and Rewards segment contributed approximately 17% of revenue during the fiscal year ended June 30, 2011.
Our company is recognized for our thought leadership and proprietary industry content. Our insights, derived from our extensive research across these three segments, are a core part of our brand identity and are widely cited by many major news outlets such as The Wall Street Journal, The New York Times, the Financial Times, BBC News and CNBC. We also produce proprietary studies and white papers on topics such as employee attitudes toward the workplace, executive pay trends, health care quality and costs, the impact of enterprise risk management on business performance and strategies for managing pension risk and investments. Our research on changing demographics in major economies is helping companies prepare for the impact of these changes on costs, productivity and the ability to attract and retain talented employees.
While we are focused on maintaining depth of expertise in products and services in the areas described above, management believes that one of our primary strengths is our ability to link products and services from our different practices to comprehensively meet the complex needs of our clients that typically span these areas.

Principal Services
Our global operations include three segments: Benefits, Risk and Financial Services, and Talent and Rewards.
The percentages of revenue generated in the various groups are as follows:

	Year ended June 30,
	2011	2010	2009
Benefits	59%	64%	69%
Risk and Financial Services	24	21	17
Talent and Rewards	17	15	14

Total Segment Revenue	100%	100%	100%

For more information about our operating segments, see Note 16, “Segment Information”, of the notes to the consolidated financial statements included in Item 15 of this Annual Report.
Benefits Segment
The Benefits segment is our largest segment with over 6,000 associates. The Benefits segment generated approximately 59% of revenue for the fiscal year ended June 30, 2011. This segment has grown through business combinations as well as strong organic growth. It helps clients create and manage cost-effective benefits programs that help them attract, retain and motivate a talented workforce.
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
Within the United States, our client retention rates in our Technology and Administration Solutions line of business are approximately 96% for the fiscal year ended June 30, 2011.
     International Consulting
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
Risk and Financial Services Segment
Within the Risk and Financial Services segment, our second largest at approximately 24% of revenue during the fiscal year ended June 30, 2011, we have three lines of business:
•	Risk Consulting and Software;

•	Investment Consulting and Solutions; and

•	Reinsurance and Insurance Brokerage.
We work with a variety of client executives: chief financial officers and treasurers, chief risk officers, senior actuaries, reinsurance buyers, and pension plan sponsors and trustees. Two of our lines of business, Risk Consulting and Software and Reinsurance and Insurance Brokerage, have a particular focus on the insurance industry, while Investment focuses primarily on pension plans. However, all three of our businesses also apply their expertise to serve broader markets.
We believe we can add significant value to our clients by bringing a wider range of Towers Watson products and services to bear in addressing the issues they face. For example, we have combined our risk consulting and software solutions with brokerage to assist insurance executives in more holistically managing their capital and making optimal reinsurance/risk transfer decisions. In addition, our investment experts often work with colleagues in our Benefits segment on retirement financial management issues. In the future, we will look for more opportunities to combine our services to respond in innovative ways to client needs.
We have also developed a range of financial modeling software products. Our products bring together innovative actuarial thinking with software expertise to provide comprehensive solutions for our insurance clients to price their products, measure value, manage risk and monitor capital adequacy. Our software solutions support a variety of activities, including risk and capital management, asset-

liability modeling, pricing, reserving and, product development. These are used internally for consulting projects and licensed to clients around the world. We significantly strengthened our software offerings with the acquisition of EMB in January 2011.
     Risk Consulting and Software
The largest line of business within Risk and Financial Services, Risk Consulting and Software is primarily focused on the insurance industry. Our associates use deep analytical skills to solve practical business problems facing the insurance industry by applying the latest techniques and software solutions to help our clients improve business performance and create competitive advantage. We serve three-quarters of the world’s top 100 insurance companies and are also a leading provider of financial modeling software to the insurance industry. In fact, we have more actuaries serving the insurance industry than any other firm.
Our Risk Consulting and Software services include:
•	Financial and regulatory reporting

•	Enterprise risk and capital management

•	M&A and corporate restructuring (including actuarial valuation, capital analysis and due diligence)

•	Product and market strategies (including pricing and predictive modeling)

•	Financial modeling software and implementation support

•	Integrated consulting and risk transfer
We provide a wide range of enterprise risk management services to help insurance companies identify and control their key risks, enhance risk-adjusted returns and meet strategic objectives. We are a major provider of actuarial valuation and due diligence support for insurance industry mergers, acquisitions and restructurings. We also help our clients value liabilities and calculate economic capital for financial reporting and management purposes — and we help them respond to regulatory changes that impact financial reporting, such as Solvency II. In addition, we provide other services such as product development, predictive modeling, strategies for entry into new markets, claim consulting and catastrophe modeling. We also help non-insurance entities with risk management issues such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies to align their risk profile with overall financial objectives. Finally, we are extending our offerings into new areas — like telematics or usage based insurance — building on our traditional strengths in modeling and data analysis.
     Investment Consulting and Solutions
Investment Consulting and Solutions is the second largest line of business within the Risk and Financial Services segment. Our Investment business helps our clients manage investment complexity, establish their risk tolerance and improve governance.
We have one of the industry’s largest investment consulting practices. Our business is focused on creating value for institutional investors through independent, best-in-class investment advice. We provide coordinated investment strategy advice — based on expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting and investment manager selection — to some of the world’s largest pension funds and institutional investors.
Our Investment services include:
•	Development of investment policy, governance and risk assessment

•	Investment strategy

•	Structured products design

•	Manager structure and selection

•	Manager monitoring and evaluation; performance reporting

•	Implemented consulting
We have a large investment strategy team with more than 100 investment manager research professionals covering all asset classes from mainstream equities and fixed income to alternative investments, including hedge funds and private equity. With deep specialist expertise in asset management, investment banking and actuarial science, we provide practical, independent advice tailored to meet the needs of our clients. While Investment clients primarily include defined benefit and defined contribution pension plans, we see significant growth potential in other areas, including insurance company asset management, endowment funds and sovereign wealth funds.

     Reinsurance and Insurance Brokerage
Reinsurance and Insurance Brokerage is the third largest line of business in the Risk and Financial Services segment. Our Brokerage business primarily serves as an intermediary between our clients and the insurance, reinsurance and capital markets. The substantial majority of our business is providing global reinsurance intermediary services and consulting expertise. We cover all major lines of business and maintain trading relationships with more than 200 reinsurers and Lloyd’s underwriters.
Our Brokerage services include:
•	Reinsurance strategy and program review

•	Claims management and program administration

•	Catastrophe exposure management

•	Contract negotiation and placement

•	Market security evaluation and monitoring

•	Integrated consulting and risk transfer
In addition to our insurance and reinsurance intermediary services and consulting, we provide capital market broker/dealer capabilities. We help our clients make informed decisions about risk and capital management and execute comprehensive solutions that achieve broad coverage at competitive prices. Our integrated approach to risk and capital management helps our clients allocate, use and protect the capital they need to achieve financial objectives.
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
Talent and Rewards Segment
Our third largest segment, Talent and Rewards, comprises approximately 17% of revenue for the fiscal year ended June 30, 2011 and is focused on three lines of business:
•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
     Executive Compensation
We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonus, long-term incentives, perquisites and other benefits. This work includes helping clients understand market practices relative to levels of compensation as well as the design of incentive programs. Given that companies in all regions of the world are facing more intense scrutiny of executive pay from shareholders, regulators and other stakeholders, our goal is to ensure that pay plans support the organization’s business strategy and drive desired performance. We help select effective performance metrics and assess program risks to ensure good governance. Our services include executive compensation philosophy and strategy development, modeling and valuation of pay plan elements, performance measurement selection and calibration, board of director compensation and plan design, advice on change-in-control and severance programs, and total compensation assessment and benchmarking. We also provide clients with executive pay related transactional support associated with various transactions such as mergers, acquisitions, divestitures, executive transitions and business restructuring.
We have a global network of executive pay practitioners, with consults on the ground in key countries worldwide supported by research and data covering the world’s top markets, that allows us to provide comprehensive solutions to our clients. We maintain a number of proprietary databases that provide us with competitive advantage. We have dedicated in-house experts on legislative and regulatory requirements, tax and accounting issues, proxy advisor policies, disclosure rules and other key considerations in designing executive pay programs. Whether we are retained by the board’s compensation committee or by management, our extensive consulting protocols help ensure that our executive compensation clients receive fully independent, objective advice.
     Rewards, Talent and Communication
From this line of business, we have a broad array of capabilities in designing and implementing human resources programs and processes for employees, managers and leaders. Our solutions cut across the employment lifecycle: attracting and deploying talent, managing and rewarding employees’ performance, developing their skills, and providing relevant career paths to help retain and engage them over time.
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
This business includes our global compensation databases, employee survey practice, human capital metrics and analytics benchmarking offering, HR service delivery consulting, and software applications related to talent, performance and compensation management. These practices generate recurring revenue by leveraging data, technology and a pool of staff resources that can be flexibly deployed.
We have data and tools that our competitors cannot easily match. Our compensation databases cover almost 100 countries across six continents to support global clients wherever they do business. Our employee surveys offer clients access to the world’s largest normative database of employee attitudes and opinions, providing benchmarks for over 60 countries and 38 industries. Our human capital metrics database provides benchmarks on key workforce and human resources measures and analyzes how they link to and drive business performance.
We support clients in implementing new HR technology, including Workday, SAP and PeopleSoft. Our capabilities include business case development, project planning, requirements definition, process design and implementation services supported by our change management expertise. We also provide a broad array of proprietary technology solutions, including:
•	Talent|REWARD, an integrated suite of applications that covers recruiting, performance management, global job leveling, compensation planning and administration, succession planning, career development, and learning management

•	Total Rewards portals and statements

•	Onboarding applications

•	HR portals

•	AnswerKey™, a set of tools to help support HR shared services/call centers
Competition
The human capital and risk management consulting and reinsurance brokerage industries are highly competitive. We believe there are significant barriers to entry and we have developed competitive advantages in providing human resources consulting services. However, we face strong competition from several different sources.
Our principal competitors in the global human resources consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). In addition to these firms, the industry includes other benefits and compensation firms and the human resources consulting divisions of diversified professional service firms, such as Deloitte, Accenture and PricewaterhouseCoopers. Beyond these large players, the global human resources consulting industry is highly fragmented.

Our major competitors in the insurance consulting and solutions industry include Milliman, Oliver Wyman (a Marsh & McLennan company) and the big four accounting firms. In the reinsurance brokerage industry, our major competitors are Aon Benfield (an Aon company), Guy Carpenter (a Marsh & McLennan company) and Willis.
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resources or risk management consulting firm or reinsurance broker include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. We believe we compete favorably with respect to these factors.
Executive Officers of the Company
As of August 17, 2011, the following individuals were executive officers of the Company:
Walter W. Bardenwerper (age 60) has served as Vice President, General Counsel and Secretary of Towers Watson since January 1, 2010. He served as Vice President and General Counsel of Watson Wyatt since joining Watson Wyatt in 1987 and served as Secretary since 1992. Mr. Bardenwerper was a director of Watson Wyatt & Company from 1992 to 1997. Mr. Bardenwerper was previously an attorney with Cadwalader, Wickersham & Taft and Assistant General Counsel and Secretary of Satellite Business Systems. Presently, Mr. Bardenwerper is a director of the Professional Consultants Insurance Company and has served on the board of directors of the Association of Management Consulting Firms. He has a B.A. with Honors in Economics and graduated Phi Beta Kappa from the University of Virginia, has a J.D. from the University of Virginia Law School and served as a law clerk to United States District Court Judge Albert W. Coffrin.
James K. Foreman (age 53) has served as Managing Director of the North America region of Towers Watson since January 1, 2010. Prior to the Merger, Mr. Foreman served as Managing Director of the Human Capital Group of Towers Perrin beginning June 2007, with overall responsibility for the global lines of business and geographic operations of Towers Perrin’s Human Capital Group. Mr. Foreman joined Towers Perrin in 1985 and worked for almost 20 years at Towers Perrin in a number of leadership positions, including Managing Director of Towers Perrin’s Health & Welfare practice and member of Towers Perrin’s board of directors from 2003 to 2005, before joining Aetna Inc. in 2005 to become the executive vice president of their national businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a B.A. in Business Economics from the University of California at Los Angeles.
Julie J. Gebauer (age 50) has served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning 2002, she served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a fellow of the Society of Actuaries and is an Enrolled Actuary in the Joint Board for Enrolled Actuaries. Ms. Gebauer graduated Phi Beta Kappa from the University of Nebraska-Lincoln with a B.S. in Mathematics and English.
Patricia L. Guinn (age 56) has served as Managing Director of the Risk and Financial Services business segment of Towers Watson since January 1, 2010. Previously, she served as Managing Director of the Risk and Financial Services business group of Towers Perrin beginning in 2001. She was a member of Towers Perrin’s board of directors from 2001 through 2004 and from 2007 until the consummation of the Merger. She joined Towers Perrin in 1976 and has held a number of leadership positions at the firm. She is a fellow of the Society of Actuaries, a member of the American Academy of Actuaries and a member of the Conference of Consulting Actuaries. Ms. Guinn graduated with honors from Hendrix College with a B.A. degree in Mathematics.
John J. Haley (age 61) has served as the Chief Executive Officer and as Chairman of the Board of Directors of Towers Watson since January 1, 2010. Previously, he served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries and is a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the boards of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and Hudson Highland Group, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.
Mark V. Mactas (age 59) has served as the President and Chief Operating Officer and as a director of Towers Watson since January 1, 2010. Mr. Mactas became Towers Perrin’s Chief Executive Officer and Chairman of the Board of Directors in 2001, and became Towers Perrin’s President in 2000. He joined Towers Perrin’s New York office as an international consultant in 1980 and also spent seven years in Towers Perrin’s San Francisco office and five years in Towers Perrin’s Chicago office. Mr. Mactas previously managed Towers Perrin’s global Health & Welfare practice and has served as a member of Towers Perrin’s management committee. Mr. Mactas is a fellow of the Society of Actuaries and the Conference of Consulting Actuaries and is a member of the American Academy of Actuaries and the International Actuarial Association. In addition, he has served as president of the Conference of Consulting Actuaries and has served on the board of directors of the American Academy of Actuaries. He previously served on the board of directors and executive committee of the Association of Management Consulting Firms. He currently serves on the Executive Committee and the Board of Trustees of Save the Children. Mr. Mactas holds a B.A. degree in Mathematics and Economics from Lehigh University.
Roger F. Millay (age 54) has served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt from August 2008 until the consummation of the Merger. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a B.A. degree from the University of Virginia and an M.S. in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.
Chandrasekhar (Babloo) Ramamurthy (age 55) has served as Managing Director for Towers Watson in Europe, the Middle East and Africa since January 1, 2010. He was Vice President, Regional Manager (Europe) of Watson Wyatt from 2005 until the consummation of the Merger, and he served as a member of Watson Wyatt’s board of directors from 2005 to 2008. He joined The Wyatt Company in 1977. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Ramamurthy became a partner of Watson Wyatt LLP. Mr. Ramamurthy was based primarily in London, although between 1983 and 1986 he transferred to the international benefits and compensation consulting team based in the New York region, where he dealt primarily with the head offices of U.S. multinational companies. Upon returning to Europe, Mr. Ramamurthy was the account manager for a number of the company’s major clients in the U.K., advising on a broad range of human capital and employee benefits issues both in the U.K. and overseas. Mr. Ramamurthy was the Head of the European Benefits Consulting Practice from 1999 to 2004, before being appointed Managing Partner of Watson Wyatt LLP in 2004, and has also served on Watson Wyatt LLP’s Partnership Board. Mr. Ramamurthy holds an honours degree in Mathematics from King’s College, London.
Gene H. Wickes (age 59) has served as the Managing Director of the Benefits business segment of Towers Watson since January 1, 2010. Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s board of directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.
Employees
We employed approximately 13,100 full-time associates as of June 30, 2011 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers fluctuate based on short-term demands.

	As of June 30,
	2011	2010
Benefits	6,300	6,200
Risk and Financial Services	2,300	2,000
Talent and Rewards	2,100	2,000
Other	300	200
Business Services (incl. Corporate and field support)	2,100	2,400

Total associates	13,100	12,800

Access to Public Filings, Code of Business Conduct and Ethics and Board Committee Charters
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, without charge, on our web site (www.towerswatson.com) or the Securities and Exchange Commission (“SEC”) web site (www.sec.gov), as soon as reasonably practicable after they are electronically with, or furnished to, the SEC. We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principal executive officer, other officers and members of senior management. We also have a Code of Business Conduct and Ethics that applies to all of our directors. Both codes are posted on our website. Any amendments to the codes or any waivers of the director code requirements, or to the Code of Business Conduct and Ethics for any of our Chief Executive Officer, Chief Financial Officer, or our Chief Accounting Officer and Controller will be disclosed on our website or in a Form 8-K. Towers Watson’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Risk Committee all operate pursuant to written charters adopted by our board of directors, which are available on our website. We have also adopted a set of Corporate Governance Guidelines, copies of which are available on our website. Copies of all these documents are also available, without charge, from our Investor Relations Department at 901 N. Glebe Road, Arlington, VA 22203.
Item 1A — Risk Factors.
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
While we expect to realize significant savings during the first three years following completion of the Merger, it is uncertain if we will achieve these savings, and the effects of the Merger may be dilutive to our earnings per share in the short term. We anticipate that full realization of pretax annual operational cost savings will take at least three years to achieve. Our operational cost savings estimates are based on a number of assumptions, including the assumption that we will be able to implement cost saving programs such as personnel reductions and consolidation of operations, technologies, and administrative functions. In addition, our estimated expenses required to achieve operational cost savings do not include certain other costs we expect to incur, including those relating to rebranding, lease termination costs and facilities consolidation, among others. We may not be able to achieve the operational cost savings that we anticipate in the expected time frame, based on the expected costs or at all. Failure to successfully implement cost savings programs on a timely basis, or the need to spend more than anticipated to implement such programs, will result in lower than expected cost savings in connection with the Merger and could have a material adverse effect on our operating results.

Changes in Towers Watson’s compensation structure relative to each of Towers Perrin’s and Watson Wyatt’s current compensation structures could impair Towers Watson’s ability to retain certain current associates of each of Towers Perrin and Watson Wyatt.
In order to meet our operating margin goals and increase our level of retained earnings, we have changed Towers Perrin’s and Watson Wyatt’s respective compensation structures. In particular, Towers Perrin, as a private company, had not retained a significant amount of annual earnings, resulting in significant flexibility to vary its levels of cash compensation. Our compensation practices are different from Towers Perrin’s pre-merger practices, because a larger proportion of earnings will be retained compared to Towers Perrin’s historical practice, which may affect, in particular, Towers Watson’s ability to retain current associates formerly of Towers Perrin accustomed to the historical compensation structure of Towers Perrin as a private company. The changes in compensation structure could materially adversely affect Towers Watson’s ability to retain current former Towers Perrin and Watson Wyatt associates if they do not perceive Towers Watson’s total compensation program to be competitive with that of other firms.
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
For the year ended June 30, 2011, 51% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:
•	Currency exchange rate fluctuations;

•	Unexpected increases in taxes or changes in U.S. or foreign tax laws;

•	Compliance with a variety of international laws and regulations, such as data privacy, employment regulations, trade barriers and restrictions on the import and export of technologies, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act;

•	Absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	New regulatory requirements or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•	Local economic and political conditions, including unusual, severe, or protracted recessions in foreign economies and inflation risk;

•	The length of payment cycles and potential difficulties in collecting accounts receivable, particularly in light of the number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject;

•	Unusual and unexpected monetary exchange controls, price controls or restrictions on transfers of cash; or

•	Civil disturbance, terrorism or other catastrophic events that reduce business activity in other parts of the world.
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
Demand for our services could decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans that could materially adversely affect our results of operations.
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
Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us, on the proposed timetables, or at all. We also face additional risks related to acquisitions such as our recent acquisitions of Aliquant and EMB, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.
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
We may be unable to effectively integrate an acquired business, such as the recently acquired Aliquant and EMB businesses, into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integration of an acquired business may subject us to a number of risks, including:
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
The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses and, in some cases, to implement these new technologies globally, particularly with respect to the integration activities that are ongoing in connection with the Merger. If we cannot offer new technologies as quickly or effectively as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than we will offer or develop.
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
Towers Perrin and Watson Wyatt each historically obtained primary insurance for errors and omissions liability risks from a Vermont-regulated group captive insurance company known as Professional Consultants Insurance Company, Inc. (which we refer to as “PCIC”). The stockholders and insureds of PCIC were legacy Towers Perrin, legacy Watson Wyatt and Milliman, Inc. (“Milliman”).

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
Towers Perrin and Watson Wyatt have material pension liabilities, which were assumed by us on January 1, 2010. The combined projected benefit obligation for legacy Towers Perrin and legacy Watson Wyatt pension and other postretirement benefit plans at June 30, 2011 was $3.6 billion, of which $876.1 million represented unfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.
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
The complaints assert claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the United States District Court for the Eastern District of Pennsylvania consolidated the three actions for all purposes. On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties are currently engaged in fact discovery. We believe the claims are without merit and intend to continue to vigorously defend against the actions. We are likely to incur significant costs defending against these claims. The outcome of these legal proceedings is inherently uncertain and could be unfavorable to us.
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
For the year ended June 30, 2011, we derived approximately five percent of our consolidated revenue from our reinsurance brokerage business, which in turn derives a majority of its revenue from commissions. Revenue earned in our capacity as a reinsurance broker is based in large part on the rates that the global reinsurance marketplace prices for risks. For example, we do not determine reinsurance premiums on which commissions are generally based.
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
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on common stock.
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are made from the U.S., it is important to be able to access cash generated outside the U.S. Funds from the Company’s operating subsidiaries outside of the U.S. are periodically repatriated to the U.S. via shareholder distributions and repayment of intercompany financing. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.
Our accounting for our long-term outsourcing contracts requires using estimates and projections that may change over time. These changes may have a significant or adverse effect on our reported results of operations or financial condition.
Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Further, changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts may change our initial estimates of future contract results. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.
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
On January 1, 2010, the then-former Towers Perrin security holders received, in the aggregate, 44% of Towers Watson’s voting common stock then outstanding. Those shares are subject to various restrictions. For example, shares of Class B common stock issued to the then-former Towers Perrin security holders automatically convert into freely tradable Class A common stock in equal annual installments over four years. The first conversion of Class B common stock to Class A common stock occurred on January 1, 2011.
In addition, transfer restrictions on restricted shares of Class A common stock received by a holder of Towers Perrin restricted stock units lapse over the course of a three-year vesting schedule (or such other vesting schedule as may be set forth in the holder’s Towers Perrin restricted stock unit award agreement). The first tranche of restricted stock units received by legacy Towers Perrin associates vested on January 1, 2011. As of August 17, 2011 there were 55,085,090 outstanding shares of Class A common stock and 2,415,481 of Restricted Class A common stock; 5,547,733 outstanding shares of Class B-2 common stock; 5,661,591 outstanding shares of Class B-3 common stock; and 5,387,241 outstanding shares of Class B-4 common stock.
In addition, pursuant to our certificate of incorporation, our board of directors has the discretion to accelerate the conversion of any number of shares of Class B common stock into shares of freely tradable Class A common stock.
The sales or potential sales of a substantial number of shares of Class A common stock in the public market after the Class B common stock automatically converts or shares are converted by our Board of Directors, or shares of restricted Class A common stock vest, could depress the market price of Class A common stock at such time and could then impair our ability to raise capital through the sale of additional securities.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of June 30, 2011, we operated offices in more than 100 cities and 38 countries throughout North America, Europe, Asia-Pacific and Latin America. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately five percent of total assets as of June 30, 2011, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 11, “Debt, Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report on Form 10-K for the year ending June 30, 2011.
Item 4. (Removed and Reserved).
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

	High	Low
Fiscal Year 2010
Third quarter (January 4, 2010 - March 31, 2010)	$51.48	$42.72
Fourth quarter (April 1, 2010 - June 30, 2010)	$50.00	$38.85
Fiscal Year 2011
First quarter (July 1, 2010 - September 30, 2010)	$49.18	$38.35
Second quarter (October 1, 2010 - December 31, 2010)	$53.47	$48.96
Third quarter (January 1, 2011 - March 31, 2011)	$58.80	$52.89
Fourth quarter (April 1, 2011 - June 30, 2011)	$65.71	$54.33
Fiscal Year 2012
First quarter (July 1, 2011 - August 17, 2011)	$66.38	$52.26
Holders
As of August 17, 2011, there were approximately 234 registered stockholders of our Class A common stock and 564 registered stockholders of our Class B common stock.
Dividends
Our board of directors has approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year 2011 and in fiscal year 2010 were $21.6 million and $15.2 million, respectively.
In August, 2011, our board of directors approved an increase in future quarterly cash dividends to $0.10 per share. Our next dividend is payable in October, 2011 to the stockholders of record at the close of our first quarter of fiscal 2012, on September 30, 2011.
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
Performance Graph
The graphs below depict total cumulative stockholder return on $100 invested on June 30, 2006 and January 4, 2010, respectively in (i) Watson Wyatt Worldwide Inc. common stock and Towers Watson & Co. common stock, (ii) the New York Stock Exchange Composite Index; (iii) an old peer group index comprised of the common stock of certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million, and (iv) a new peer group index comprised of the common stock of Aon Corporation and Marsh & McLennan Companies and certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million. The graphs assume reinvestment of dividends.
Aon Corporation was added to the new peer group index due in part to Aon Corporation’s acquisition of Hewitt Associates Inc. and in part to its subsidiary, Aon Benfield, being a direct competitor. Hewitt Associates was previously included in the old peer group index and has been eliminated from the old peer group index due to its acquisition by Aon Corporation. Marsh & McLennan Companies was added to the new peer group index due to its subsidiaries, Mercer HR Consulting, Guy Carpenter and Oliver Wyman, being some of Towers Watson’s closest competitors.

	6/06	6/07	6/08	6/09	12/09
Watson Wyatt Worldwide, Inc.	100.00	144.59	152.40	108.84	138.27
NYSE Composite	100.00	123.47	110.83	77.89	95.83
Old Peer Group	100.00	136.48	131.57	107.63	128.46
New Peer Group	100.00	128.21	124.12	101.13	115.09

	1/4/10	6/30/10	6/30/11
Towers Watson & Co.	100.00	77.96	132.60
NYSE Composite	100.00	91.14	120.29
Old Peer Group	100.00	93.03	142.18
New Peer Group	100.00	96.64	143.04
The two Performance Graphs respectively show (i) legacy Watson Wyatt’s stock performance from June 30, 2006 through December 31, 2009, the day prior to the closing date of the Merger and (ii) Towers Watson’s stock performance from January 4, 2010 through June 30, 2011. As a result of the Merger, as discussed previously, legacy Towers Perrin and legacy Watson Wyatt became wholly owned subsidiaries of Jupiter Saturn Holding Company (subsequently renamed Towers Watson & Co.). Legacy Watson Wyatt no longer exists as a publicly traded entity and ceased all trading of its common stock as of the close of business on December 31, 2009, the date preceding the Merger.
Companies included in the new peer group index in both graphs include: Accenture PLC, Aon Corporation, FTI Consulting Inc., Huron Consulting Group Inc.; Marsh & McLennan Companies; Maximus Inc.; Navigant Consulting Inc.; and The Corporate Executive Board Company.
Companies included in the old peer group index in both graphs include: Accenture PLC, FTI Consulting Inc., Huron Consulting Group Inc.; Maximus Inc.; Navigant Consulting Inc.; and The Corporate Executive Board Company.
Issuer Purchases of Equity Securities
Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, the Company’s Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A common stock. This repurchase is in addition to the ongoing stock repurchase program initiated by the Company to offset dilution from employee benefit plans in fiscal year 2010. There are no expiration dates for either of these repurchase plans or programs. The table below presents specified information about our Class A common stock repurchases in the fourth quarter of fiscal year 2011 and our repurchase plans:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (a)	per Share	or Programs	or Programs (b)
April 1, 2011 through April 30, 2011	33,000	55.19	33,000	2,128,838
May 1, 2011 through May 31, 2011	36,000	59.48	36,000	2,092,838
June 1, 2011 through June 30, 2011	334,489	61.93	334,489	1,758,349

	403,489		403,489	1,758,349

(a)	Of the 403,489 shares of Class A common stock repurchased in the fourth quarter of fiscal year 2011, 54,000 shares were repurchased under the plan approved by our Board of Directors during the third quarter of fiscal year 2010. The remaining 349,489 shares were repurchased under the plan approved by our Board of Directors during the second quarter of fiscal year 2011.

(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $100 million of 1,521,838 shares was determined using the closing price of our stock on June 30, 2011 of $65.71.

Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2011. The selected consolidated financial data as of June 30, 2011 and 2010, and for each of the three years in the period ended June 30, 2011, were derived from the audited consolidated financial statements of Towers Watson included in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2009, 2008 and 2007, and for each of the years ended June 30, 2008 and 2007, were derived from audited consolidated financial statements of Towers Watson not included in this Annual Report on Form 10-K. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

Statement of Operations Data:	Year Ended June 30,
(amounts are in thousands, except per share data)	2011	2010 (a)	2009	2008	2007
Revenue	$3,259,451	$2,387,829	$1,676,029	$1,760,055	$1,486,523
Costs of providing services:
Salaries and employee benefits	2,043,063	1,540,417	1,029,299	1,052,992	879,341
Professional and subcontracted services	246,348	163,848	119,323	138,983	116,527
Occupancy	144,191	109,454	72,566	83,255	75,704
General and administrative expenses	281,576	220,937	172,010	185,624	178,411
Depreciation and amortization	130,575	101,084	73,448	72,428	57,235
Transaction and integration expenses	100,535	87,644	—	—	—

	2,946,288	2,223,384	1,466,646	1,533,282	1,307,218

Income from operations	313,163	164,445	209,383	226,773	179,305
Income/(Loss) from affiliates	1,081	(1,274)	8,350	2,325	(5,500)
Interest income	5,523	2,950	2,022	5,584	4,066
Interest expense	(12,475)	(7,508)	(2,778)	(5,977)	(1,581)
Other non-operating income	19,349	11,304	4,926	464	178

Income before income taxes	326,641	169,917	221,903	229,169	176,468
Provision for income taxes	129,916	50,907	75,276	73,470	60,193

Net income before non-controlling interests	196,725	119,010	146,627	155,699	116,275
Net income/(loss) attributable to non-controlling interests	2,288	(1,587)	169	258	—

Net income attributable to controlling interests	$194,437	$120,597	$146,458	$155,441	116,275

Earnings per share: net income attributable to controlling interests:
Basic	$2.62	$2.04	$3.43	$3.65	$2.74
Diluted	$2.62	$2.03	$3.42	$3.50	$2.60
Dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average shares of common stock (000):
Basic	74,075	59,257	42,690	42,577	42,413
Diluted	74,139	59,372	42,861	44,381	44,684

Balance Sheet and Other Data:	As of June 30,
(amounts are in thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$528,923	$435,927	$209,832	$124,632	$248,186
Restricted Cash	153,154	164,539	—	—	—
Working capital	472,074	479,521	231,938	172,241	326,354
Goodwill and Intangible assets	2,638,496	2,400,782	728,987	870,943	594,651
Total assets	5,098,950	4,573,617	1,626,319	1,715,976	1,529,709
Revolving credit facility	—	—	—	—	105,000
Dividends declared	22,846	17,661	12,785	12,768	12,717
Stockholders’ equity	2,591,527	1,955,607	853,638	984,395	787,519
Shares outstanding	73,601	74,204	42,657	43,578	42,299

(a)	Includes the effect of the Merger as of January 1, 2010

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
General
We are a global consulting firm focusing on providing human capital and financial consulting services.
In the short term, our revenue is driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of our clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-practice solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
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
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the fiscal year ended June 30, 2011, the Benefits segment contributed 59% of our segment revenue. For the same period, approximately 44% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:
•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).
The Risk and Financial Services segment accounted for 24% of our total revenue for the fiscal year ended June 30, 2011. Approximately 65% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting.

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
The Talent and Rewards segment accounted for approximately 17% of our total revenue for the fiscal year ended June 30, 2011. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 50% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The fiscal years ended June 30, 2011 and 2010 include data of Towers Watson’s geographic regions. The fiscal year ended June 30, 2009 includes only data of historical Watson Wyatt’s geographic regions.

	Fiscal Year
Geographic Region	2011	2010	2009
United States	49%	52%	43%
United Kingdom	22	22	32
Canada	6	6	4
Germany	4	4	4
Netherlands	3	3	3
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
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three year period to be $160.0 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.
Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the fiscal year ended June 30, 2011 for Towers Watson, approximately 36% of professional and subcontracted services represent these reimbursable services.
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

We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized during the implementation stage. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of an engagement.
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
Discretionary Compensation
Our compensation program includes a discretionary bonus that is determined by management and has historically been paid once per fiscal year in the form of cash and/or deferred stock units after our annual operating results are finalized. As a result of the Merger, interim bonuses were paid in March 2010 relating to the period ended December 31, 2009 and were also paid September 2010 relating to the six-month period ended June 30, 2010, after which time bonuses are expected to be paid annually each September.
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

Incurred But Not Reported (IBNR) Claims
We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. Our IBNR liability was $274.8 million and $222.3 million as of June 30, 2011 and 2010, respectively. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Pension Assumptions
We sponsor both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. These plans represented 98% of our total pension obligations as of June 30, 2011. We also sponsor funded and unfunded defined benefit pension plans in certain other countries representing the remaining 2% of the liability.
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
Assumptions Used in the Valuations of the Defined Benefit Pension Plans
The following assumptions were used in the valuations of Towers Watson’s defined benefit pension plans. The assumptions presented for the North American plans represent the weighted-average of rates for all U.S. and Canadian plans. The assumptions presented for Towers Watson’s European plans represent the weighted-average of rates for the U.K., Germany and Netherlands plans. In relation to the acquisition of Towers Perrin on January 1, 2010, the legacy plans of Towers Perrin have been included in the assumptions as of and for the years ended June 30, 2011 and 2010. The assumptions as of and for the year ended June 30, 2009 represent only the legacy Watson Wyatt plans.
The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2011, 2010 and 2009 were as follows:

	Year Ended June 30,
	2011		2010		2009
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	5.80%	5.25%	6.43%	6.03%	6.91%	6.47%
Expected long-term rate of return on assets	8.16%	6.79%	8.11%	6.48%	8.61%	6.53%
Rate of increase in compensation levels	3.88%	3.88%	3.93%	5.09%	4.08%	5.36%
The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	North		North
	America	Europe	America	Europe
Discount rate	5.79%	5.62%	5.86%	5.25%
Rate of increase in compensation levels	3.82%	3.93%	3.88%	3.88%
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
The expected rates of return assumptions at 8.16% and 6.79% per annum for North America and Europe, respectively, were supported by an analysis performed by Towers Watson of the weighted-average yield expected to be achieved with the anticipated makeup of investments.
The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2012:

Effect on FY 2012
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$8.3 million
25 basis point increase in discount rate	-$8.2 million
25 basis point decrease in expected return on assets	+$4.9 million
25 basis point increase in expected return on assets	-$4.9 million
The above sensitivities reflect the impact of changing one assumption at a time. Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2012:

Effect on FY 2012
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.9 million
25 basis point increase in discount rate	-$4.0 million
25 basis point decrease in expected return on assets	+$1.5 million
25 basis point increase in expected return on assets	-$1.5 million
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
Goodwill and Intangible Assets
In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of March 31. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of March 31, and whenever indicators of impairment exist.
The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. In estimating the fair value of a reporting unit, we used valuation techniques that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units. As the fair value of our reporting units exceeds their carrying value, we do not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2011, we did not record any impairment losses of goodwill or intangibles.
Results of Operations
Watson Wyatt is the accounting predecessor in the Merger; as such, the historical results of Watson Wyatt have become those of Towers Watson and are presented herein as historical results. The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2011 includes the results of operations of the merged Towers Watson.
The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010, or six months of the twelve-month period. As a result, the consolidated statement of operations for fiscal year ended June 30, 2011 is compared to the pro forma combined financial information for fiscal year ended June 30, 2010 is prepared and presented to aid in explaining the results of operations of the merged Towers Watson. The pro forma unaudited consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 is prepared as if the Merger occurred on July 1, 2009. The pro forma unaudited consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2009 is prepared as if the Merger occurred on July 1, 2008.

The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2009 includes only the financial results of Watson Wyatt.
As a result of the Merger, Towers Watson aligned and grouped general and administrative accounts using a natural account methodology. The accounting predecessor, Watson Wyatt, allocated certain support service charges to general and administrative expenses from specific offices, teams and accounts. The results of operations for the fiscal years ended June 30, 2010, and 2009 have been retrospectively realigned to the new general and administrative expense methodology.

Historical Results of Operations
The table below sets forth our consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the periods indicated.
Consolidated Statements of Operations
(Thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2011		2010		2009
Revenue	$3,259,451	100%	$2,387,829	100%	$1,676,029	100%

Costs of providing services:
Salaries and employee benefits	2,043,063	63%	1,540,417	65%	1,029,299	61%
Professional and subcontracted services	246,348	8%	163,848	7%	119,323	7%
Occupancy	144,191	4%	109,454	5%	72,566	4%
General and administrative expenses	281,576	9%	220,937	9%	172,010	10%
Depreciation and amortization	130,575	4%	101,084	4%	73,448	4%
Transaction and integration expenses	100,535	3%	87,644	4%	—	—%

	2,946,288	90%	2,223,384	93%	1,466,646	88%

Income from operations	313,163	10%	164,445	7%	209,383	12%

Income/(loss) from affiliates	1,081	—%	(1,274)	—%	8,350	—%
Interest income	5,523	—%	2,950	—%	2,022	—%
Interest expense	(12,475)	—%	(7,508)	—%	(2,778)	—%
Other non-operating income	19,349	1%	11,304	—%	4,926	—%

Income before income taxes	326,641	10%	169,917	7%	221,903	13%

Provision for income taxes	129,916	4%	50,907	2%	75,276	4%

Net income before non-controlling interests	196,725	6%	119,010	5%	146,627	9%
Net income/(loss) attributable to non-controlling interests	2,288	—%	(1,587)	—%	169	—%

Net income attributable to controlling interests	$194,437	6%	$120,597	5%	$146,458	9%

Historical Results of Operations for the Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010
Revenue for the fiscal year ended June 30, 2011 was $3.3 billion, an increase of $871.6 million, or 37%, compared to $2.4 billion for the fiscal year ended June 30, 2010. The increase was primarily a result of the Merger and combination of Towers Perrin’s and Watson Wyatt’s operations as of January 1, 2010. Net income attributable to controlling interests for the fiscal year ended June 30, 2011 was $194.4 million, an increase of $73.8 million, or 61%, compared to $120.6 million for the fiscal year ended June 30, 2010.
Salaries and employee benefits were 63% of revenue for the fiscal year ended June 30, 2011, a decrease of 2% from 65% of revenue for the fiscal year ended June 30, 2010. Transaction and integration expenses related to the Merger were 3% of revenue for fiscal year 2011, a decrease 1%, from 4% of revenue for fiscal year 2010. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the fiscal years ended June 30, 2011 and 2010.
The provision for income taxes for fiscal year 2011 is 39.8% compared with 30.0% in fiscal year 2010. Our effective tax rate increased for fiscal year 2011 as compared to fiscal year 2010 primarily due to a change in the mix of income between foreign and U.S. operations and an increase in the valuation allowance for foreign jurisdictions for fiscal year 2011. The effective tax rate in fiscal year 2010 was significantly lower due to a valuation allowance release on U.S. foreign tax credits as we determined that it was more likely than not that these foreign tax credits would be realized within the carryforward period.

Net income attributable to controlling interests.
Net income attributable to controlling interests for the fiscal year ended June 30, 2011 was $194.4 million compared to net income attributable to controlling interests of $120.6 million for the fiscal year ended June 30, 2010.
Earnings per share.
Diluted earnings per share for the fiscal year ended June 30, 2011 was $2.62, compared to $2.03 for the fiscal year ended June 30, 2010.
Non-U.S. GAAP Measures
Diluted earnings per share has been adjusted to exclude certain Merger-related items including amortization of intangible assets, transaction and integration expenses (deductible and non-deductible for taxes), stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits), other tax items and a deferred payment from divestiture. After excluding these items, adjusted diluted earnings per share, a non-U.S. GAAP measure, for the fiscal year ended June 30, 2011 was $4.46.
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
Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Year Ended June 30,
	2011	2010	2009
		(in thousands)
Reconciliation of net income before non-controlling interests to EBITDA and Adjusted EBITDA is as follows:
Net income before non-controlling interests	$196,725	$119,010	$146,627
Provision for income taxes	129,916	50,907	75,276
Interest, net	6,952	4,558	756
Depreciation and amortization	130,575	101,084	73,448

EBITDA	464,168	275,559	296,107
Transaction and integration expenses	100,535	87,644	—
Stock-based compensation (a)	71,715	48,006	—
Other non-operating income (b)	(20,430)	(10,030)	(13,276)

Adjusted EBITDA	$615,988	$401,179	$282,831

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to shares of Restricted Class A common stock held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(b)	Other non-operating income includes income from affiliates, and other non-operating income.
A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Year Ended
June 30, 2011
(In thousands, except share and
per share amounts)
Net income attributable to controlling interests	$194,437
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	34,087
Transaction and integration expenses including severance (d)	64,799
Stock-based compensation (e)	46,850
Deferred payment from divestiture (f)	(9,429)
Other tax items	603

Adjusted net income attributable to controlling interests	$331,347

Weighted average shares of common stock — diluted (000)	74,139

Earnings per share — diluted, as reported	$2.62
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.46
Transaction and integration expenses including severance	0.87
Stock-based compensation	0.63
Deferred payment from divestiture	(0.13)
Other tax items	0.01

Adjusted earnings per share — diluted	$4.46

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 34.4%, transaction and integration expenses including severance was 35.6%, stock-based compensation was 34.7%, other non-operating income was 34.5%, deferred payment was 34.5%. Included in other tax items was a $1.1 million benefit resulting from a tax restructuring in Japan and $1.7 million expense resulting from incorporation of former Watson Wyatt branches, which is included in the consolidated statement of operations under provision for income taxes.

(d)	Included in transaction and integration expenses including severance is approximately $2.0 million of expenses related to the recent acquisitions of Aliquant and EMB which were completed in the second quarter and third quarter of fiscal year 2011, respectively.

(e)	Stock-based compensation relates to shares of Restricted Class A common stock held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

(f)	Reflects a gain on the sale of e-Value, a sale of a financial modeling software, and the deferred payment from divestiture received in the second quarter related to a divestiture by former Towers Perrin in June 2009 before the closing of the Merger which is included in non-operating income. Both items are included in non operating income.
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
Salaries and employee benefits were 65% of revenue for the fiscal year ended June 30, 2010, an increase of 4% from 61% of revenue for the fiscal year ended June 30, 2009. This increase is the result of stock-based compensation of $54.7 million recorded in the second half of fiscal 2010, which consisted of $48.0 million related to the vesting of Restricted A shares issued to Towers Perrin employees in the Merger and $4.6 million related to the vesting of the unamortized fair value of Watson Wyatt stock options and deferred stock units outstanding at the time of the Merger. The remaining increase is the result of higher salaries and employee benefits as a percentage of revenue for Towers Perrin. There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the fiscal years ended June 30, 2010 and 2009.
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

Moreover, we released $3.6 million of reserves related to uncertain tax positions as a result of expiring statutes of limitations and effectively settled tax positions following the examination of our 2007 and 2008 U.S. federal corporate income tax returns.
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
Earnings per share.
Diluted earnings per share for the fiscal year ended June 30, 2010 were $2.03, compared to $3.42 for the fiscal year ended June 30, 2009.

UNAUDITED SUPPLEMENTAL PRO FORMA COMBINED STATEMENTS OF OPERATIONS
The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010, or six months of the twelve-month period. As a result, the consolidated statement of operations for fiscal year ended June 30, 2011 is compared to the unaudited supplemental pro forma combined financial information for fiscal year ended June 30, 2010 is prepared and presented to aid in explaining the results of operations of the merged Towers Watson. The pro forma unaudited consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 is prepared as if the Merger occurred on July 1, 2009.
The pro forma consolidated statement of operations for the fiscal year ended June 30, 2010 combines Towers Watson’s historical unaudited consolidated statement of operations for the six months ended June 30, 2010 with Watson Wyatt’s and Towers Perrin’s historical unaudited consolidated statements of operations for the six months ended December 31, 2009. Watson Wyatt’s fiscal year ended on June 30 while Towers Perrin’s fiscal year ended on December 31. Towers Perrin’s financial information has been recast to conform to Watson Wyatt’s fiscal year end.
The pro forma unaudited consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2009 is prepared as if the Merger occurred on July 1, 2008. Towers Perrin’s historical unaudited consolidated statement of operations for the six months ended December 31, 2009 was derived by subtracting Towers Perrin’s unaudited consolidated statement of operations for the six months ended June 30, 2009 from Towers Perrin’s audited consolidated statement of operations for the year ended December 31, 2009. The unaudited pro forma combined financial statements should be read together with the respective historical financial statements and related notes of Towers Perrin and Watson Wyatt and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The unaudited pro forma combined statements of operations give effect to the Merger including:
•	related Merger consideration;

•	adjustments made to record the assets and liabilities of Towers Perrin at their estimated fair values;

•	reclassifications made to conform Towers Perrin’s and Watson Wyatt’s historical financial statement presentation to Towers Watson’s; and

•	the consolidation of Professional Consultants Insurance Company, Inc., which we refer to as “PCIC.”
Prior to the Merger, Towers Perrin was a private, employee-owned corporation. As a result, Towers Perrin’s historical unaudited consolidated statement of operations for the six months ended June 30, 2009 does not reflect the level of net income that Towers Perrin contributes to Towers Watson, as a public company. Further, the revenue growth that we expect Towers Watson to achieve from strengthening core services and expanding the existing portfolio of services is not reflected in the unaudited pro forma combined financial statements.
The unaudited pro forma combined statements of operations for the fiscal year ended June 30, 2010 do not reflect certain financial targets relating to the Merger, such as our targeted synergy cost savings, reductions in compensation and benefits expense resulting from the retirement of Class R participants, and a further targeted reduction in compensation expense resulting from the elimination of the principal bonus payments historically paid to legacy Towers Perrin Principals.
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
The following unaudited pro forma combined statements of operations for the fiscal years ended June 30, 2010 and 2009 are provided for informational purposes only. They do not purport to represent what Towers Watson’s results of operations would have been had the Merger been completed as of the date indicated and do not purport to be indicative of the results of operations that Towers Watson may achieve in the future.

Consolidated Statement of Operations
Year Ended June 30, 2011

Year Ended
June 30, 2011
Revenue	$3,259,451

Costs of providing services:
Salaries and employee benefits	2,043,063
Professional and subcontracted services	246,348
Occupancy	144,191
General and administrative expenses	281,576
Depreciation and amortization	130,575
Transaction and integration expenses	100,535

2,946,288

Income from operations	313,163

Income from affiliates	1,081
Interest income	5,523
Interest expense	(12,475)
Other non-operating income	19,349

Income before income taxes	326,641
Provision for income taxes	129,916

Net income before non-controlling interests	196,725
Net income attributable to non-controlling interests	2,288

Net income attributable to controlling interests	$194,437

Earnings per share:
Net income — Basic	$2.62

Net income — Diluted	$2.62

Weighted average shares of common stock, basic (000)	74,075

Weighted average shares of common stock, diluted (000)	74,139

Unaudited Supplemental Pro Forma Combined Statement of Operations
Year Ended June 30, 2010

	Year Ended	Six Months Ended		Year Ended
	June 30, 2010	December 31, 2009		June 30, 2010
	As Reported	Historical		Pro Forma
	Towers Watson	Towers Perrin	PCIC	Adjustments		As Adjusted
	(In thousands, except share and per share data)
Revenue	$2,387,829	$798,131	$12,750	$(9,404	)H	$3,180,916
				(8,390	)K

Costs of providing services:
Salaries and employee benefits	1,540,417	558,855	107	46,832	B	2,146,211
Professional and subcontracted services	163,848	79,421	483			243,752
Occupancy	109,454	35,406	—	1,835	A	146,695
General and administrative expenses	220,937	40,351	16,924	(9,404	)H	268,808
Depreciation and amortization	101,084	19,007	—	11,508	A	131,599
Transaction and integration expenses	87,644	15,734	—	(103,378	)E	—

	2,223,384	748,774	17,514	(52,607)		2,937,065

Income from operations	164,445	49,357	(4,764)	34,813		243,851

(Loss)/income from affiliates	(1,274)	(164)	—	353	J	(1,085)
Interest income	2,950	530	1,517	(266	)C	4,731
Interest expense	(7,508)	(1,536)	—	(2,000	)D	(11,991)
				(947	)G
Other non-operating income	11,304	5,281	—			16,585

Income before income taxes	169,917	53,468	(3,247)	31,953		252,091
Provision for income taxes	50,907	9,779	(1,187)	8,419	F	67,918

Net income before non-controlling interests	119,010	43,689	(2,060)	23,534		184,173
Net loss attributable to non-controlling interests	(1,587)	—	—	(559	)I	(2,146)

Net income/(loss) attributable to controlling interests	$120,597	$43,689	$(2,060)	$24,093		$186,319

Earnings per share:
Net income — Basic	$2.04				M	$3.14

Net income — Diluted	$2.03				M	$3.14

Weighted average shares of common stock, basic (000)	59,257				M	59,257

Weighted average shares of common stock, diluted (000)	59,372				M	59,372

Unaudited Supplemental Pro Forma Combined Statement of Operations
Year Ended June 30, 2009

	Historical
				Pro Forma
	Watson Wyatt	Towers Perrin	PCIC	Adjustments		As Adjusted
		(In thousands, except share and per share data)
Revenue	$1,676,029	$1,586,299	$39,873	$(27,804	)H	$3,251,323
				(23,074	)K

Costs of providing services:
Salaries and employee benefits	1,029,299	1,107,619	147	99,397	B	2,236,462
Professional and subcontracted services	119,323	172,825	1,144			293,292
Occupancy	72,566	68,157	—	3,669	A	144,392
General and administrative expenses	172,010	200,047	19,226	(27,804	)H	352,109

				(11,370	)E
Depreciation and amortization	73,448	38,758	—	24,308	A	136,514
	1,466,646	1,587,406	20,517	88,200		3,162,769

Income from operations	209,383	(1,107)	19,356	(139,078)		88,554

(Loss)/income from affiliates	8,350	5,257	—	(13,313	)J	294
Interest income	2,022	4,708	4,924	(3,087	)C	8,567
Interest expense	(2,778)	(3,489)	—	(4,000	)D	(12,160)

				(1,893	)G
Other non-operating income	4,926	14,884	—			19,810

Income before income taxes	221,903	20,253	24,280	(161,371)		105,065
Provision for income taxes	75,276	40,223	8,268	(63,251	)F	60,516

Net income before non-controlling interests	146,627	(19,970)	16,012	(98,120)		44,549
Net loss attributable to non-controlling interests	169	—	—	4,346	I	4,515

Net income attributable to controlling interests	$146,458	$(19,970)	$16,012	$(102,466)		$40,034

Earnings per share:
Net income — basic	$3.43				M	$0.68

Net income — diluted	$3.42				M	$0.67

Weighted average shares of common stock, basic (000)	42,690				M	59,257

Weighted average shares of common stock, diluted (000)	42,861				M	59,372

Pro Forma Adjustments
The pro forma adjustments reflected in the unaudited supplemental pro forma combined financial information are as follows:
A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects an adjustment to rent expense to approximate fair value of acquired leases.

B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $160.0 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.

C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.

D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.

E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma combined statement of operations.

F)	Reflects the provision for taxes as a result of the Merger. A U.S. statutory rate of 40.0% was used for the fiscal year 2011, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For the fiscal year 2010 the U.S. statutory rate of 39.6% was used. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.

G)	Reflects one year of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period.

H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.

I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.

J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.

K)	Reflects the reduction to Towers Perrin’s software revenue attributable to performance obligations completed prior to the Merger. This reduction is required to reflect the acquired deferred software revenue at fair value as of the date of the Merger.

L)	Reflects the elimination of merger-related deferred payment on the sale of an investment. Because this deferred payment will not have a continuing impact, it is not reflected in the unaudited pro forma consolidated statement of operations.

M)	Earnings per share calculations for the fiscal years ended June 30, 2011, 2010 and 2009 are based on Towers Watson’s fully diluted shares outstanding as of June 30, 2011, 2010 and 2009, respectively.

Statement of Operations for the Fiscal Year Ended June 30, 2011
Compared to Pro Forma Financial Information for the Fiscal Year Ended June 30, 2010
Revenue
Towers Watson revenue for the fiscal year ended June 30, 2011 was $3.3 billion, an increase of $78.5 million, or 2%, from pro forma revenue of $3.2 billion for the fiscal year ended June 30, 2010. Our revenue growth reflects increased revenue from both new and existing clients. In addition, revenue from our two new acquisitions, Aliquant and EMB, contributed to the increase in revenue in the second half of fiscal year 2011.
We use constant currency to evaluate our results of operations because we are a global company subject to foreign currency translation fluctuations in our year-over-year comparisons. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. The average exchange rate used to translate our revenues earned in British pounds sterling was 1.5878 for fiscal 2011, and the average exchange rate used to translate our revenues earned in Euros was 1.3637 for fiscal year 2011.
A comparison of segment revenue for the fiscal year ended June 30, 2011, as compared to the fiscal year ended June 30, 2010 is as follows:
•	Benefits revenue increased 2% and was $1.9 billion for fiscal year 2011 compared to $1.8 billion for fiscal year 2010. On a constant currency basis, our Retirement practice revenue remained consistent, which represents the majority of the segment’s revenue. The growth in the Retirement practice is from the developing markets in Asia and Latin America which is driven by new legislation and client demand. The Retirement practice in North America and Europe experienced decreased revenue in fiscal year 2011 compared to the same period in fiscal year 2010 because of a strong prior year comparable from project work related to regulatory changes. Revenue increased on a constant currency basis in our Technology and Administration Solutions practice, with revenue growth in the U.S. and a slight decline in Europe. Growth in the U.S. was largely due to the addition of Aliquant, a health and welfare benefits administration outsourcing firm that we acquired during the second quarter of fiscal year 2011. Revenue increased in our Health and Group Benefits practice as health care reform deadlines approach. Revenue in our Benefits segment increased 1% on an organic basis which excludes the effects of acquisitions and currency effects.

•	Risk and Financial Services revenue increased 2% and was $740.7 million and $727.6 million for the fiscal years ended June 30, 2011 and 2010, respectively. Revenue increased on a constant currency basis in our Risk Consulting and Software practice primarily due to the addition of EMB, a non-life consulting and software company, that we acquired during our third quarter of fiscal year 2011. Revenue for our Risk Consulting and Software practice, without the inclusion of EMB, decreased due to a decrease in project activity. Revenue from our Brokerage practice decreased on a constant currency basis from decreases in pricing and volume as a result of overall market conditions in the U.S. property and casualty insurance marketplace, which were only partially offset from new client activity in Europe. Revenue from our Investment practice decreased on a constant currency basis compared to fiscal year 2010 due to less activity in North America, a change in revenue mix in Europe and due to a strong Investment practice comparable in the prior year. Revenue in our Risk and Financial Services segment decreased 2% on an organic basis which excludes the effects of acquisitions and currency.

•	Talent and Rewards revenue remained consistent and was $543.5 million and $540.0 million for the fiscal year ended June 30, 2011 and 2010, respectively. Revenues from our Executive Compensation practice continued to decrease as work moved to a new Board-focused Executive Compensation boutique firm, Pay Governance, to help some of our clients address perceived independence issues. After adjusting for the revenue that was transferred to Pay Governance and for two small acquisitions in Dubai and Sweden, Talent and Rewards experienced 7% constant currency revenue growth. On an organic basis, revenues in all practices, Executive Compensation; Rewards, Talent and Communication; and Data, Surveys and Technology, increased. The organic increase in revenue for Executive Compensation is due to increased project activity in North America in both management and compensation committee consulting and strong growth in Asia Pacific. Increases in revenue in Asia Pacific, particularly China, is attributed to local companies expanding nationally, regionally and globally and implement executive pay plans to support growth. Organic revenue growth in Reward, Talent and Communication was due to significant increases in all geographic regions especially in Asia. We also experienced organic revenue growth in our Data, Surveys and Technology practice due to growth in data and surveys in all geographic regions, especially in Asia.
Salaries and Employee Benefits
Salaries and employee benefits were $2.0 billion for the fiscal year ended June 30, 2011 compared to $2.1 billion for the fiscal year ended 2010, a decrease of $103.1 million, or 5%. The decrease is principally due to decreases in discretionary compensation, pension and employer related taxes partially offset by an increase in other employee benefits. As a percentage of revenue, salaries and employee benefits decreased to 63% for fiscal year 2011 from 67% for fiscal year 2010.
Professional and Subcontracted Services
Professional and subcontracted services used in consulting operations for the fiscal year ended June 30, 2011 were $246.3 million, compared to $243.8 million for the fiscal year ended June 30, 2010, an increase of $2.6 million, or 1%. The increase was principally due to increased use of external service providers to supplement our day-to-day operations. Professional and subcontracted services were 8% of revenue for fiscal year 2011 and 2010.
Occupancy
Occupancy expense for the fiscal year ended June 30, 2011 was $144.2 million compared to $146.7 million for the fiscal year ended June 30, 2010, a decrease of $2.5 million, or 2%. This decrease is principally due to the reduction of leased office space resulting from the Merger. As a percentage of revenue, occupancy expense decreased to 4% for fiscal year 2011 from 5% for fiscal year 2010.
General and Administrative Expenses
General and administrative expenses for the fiscal year ended June 30, 2011 were $281.6 million, compared to $268.8 million for the fiscal year ended June 30, 2010, an increase of $12.8 million, or 5%. This increase is primarily due to increases in travel and entertainment expenses, general office costs as well as increases in promotions offset by decreases in professional liability expense as a result of a reduction in reserves for specific claims. As a percentage of revenue, general and administrative expenses increased to 9% for fiscal year 2011 from 8% for fiscal year 2010.
Depreciation and Amortization
Depreciation and amortization expense for the fiscal year ended June 30, 2011 was $130.6 million, compared to $131.6 million for the fiscal year ended June 30, 2010, a decrease of $1.0 million, or 1%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. On a constant currency basis, depreciation and amortization expense increased principally due to an increase in amortization of intangibles related to the Aliquant and EMB acquisitions in fiscal year 2011, partially offset by a decrease in depreciation of fixed assets. As a percentage of revenue, depreciation and amortization expense was 4% for fiscal years 2011 and 2010.
Transaction and Integration Expenses
Transaction and integration expenses incurred related to the Merger were $100.5 million for the fiscal year ended June 30, 2011 compared to $103.4 million for the fiscal year ended June 30, 2010, a decrease of $2.8 million, or 3%. Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and IT integration expenses. As a percentage of revenue, transaction and integration expenses were 3% for fiscal year 2011 and 4% for fiscal year 2010. Transaction and integration expenses are eliminated in the pro forma combined statements of operations because these costs will not have a continuing impact.
Income / (Loss) From Affiliates
Income from affiliates for the fiscal year ended June 30, 2011 was $1.1 million compared to loss from affiliates of $1.1 million for the fiscal year ended June 30, 2010, an increase of $2.2 million, or 200%. During fiscal year 2011, we increased our effective ownership interest in Fifth Quadrant Actuaries and Consultants Holdings (Pty) Ltd. (“Fifth Quadrant”) from 20% to 40%. As a result, 40% of Fifth Quadrant’s operating results are included in our income from affiliates. Loss from affiliates for fiscal year 2010 includes our share of our affiliates’ losses as well as an asset write-down of an equity affiliate.
Interest Income
Interest income for the fiscal year ended June 30, 2011 was $5.5 million, compared to $4.7 million for the fiscal year ended June 30, 2010. The increase is mainly due to a higher average cash balance in the current period compared to the prior period, combined with higher short-term interest rates in Canada and Europe.
Interest Expense
Interest expense for the fiscal year ended June 30, 2011 was $12.5 million, compared to $12.0 million for the fiscal year ended June 30, 2010. The increase was due to higher debt balances in fiscal year 2011 compared to fiscal year 2010.
Other Non-Operating Income
Other non-operating income for the fiscal year ended June 30, 2011 was $19.3 million, compared to $16.6 million for the fiscal year ended June 30, 2010. Included in fiscal year 2011 is a gain on the sale of eValue, a financial modeling software acquired from Towers Perrin in the Merger. Included in historical other non-operating income for fiscal 2011 is a $9.4 million deferred payment we received related to a divestiture by Towers Perrin in June 2009 before the closing of the Merger and a gain on divestiture of a technology. The first nine months of fiscal 2010 included $5.0 million of payments received from the licensing of a brand name in conjunction with the sale of an investment.

Pro Forma Financial Information for the Fiscal Year Ended June 30, 2010
Compared to the Fiscal Year Ended June 30, 2009
Revenue
Towers Watson pro forma revenue for the fiscal year ended June 30, 2010 was $3.2 billion, a decrease of $70.4 million, or 2%, from $3.3 billion for the fiscal year ended June 30, 2009.
A comparison of pro forma segment revenue for the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009 is as follows:
•	Benefits revenue increased less than 1% and was $1.8 billion for the fiscal year ended June 30, 2010 compared to $1.8 billion for the fiscal year ended June 30, 2009. Health and Group Benefits and Technology and Administration Solutions practices had single digit increases year over year, which was partially offset by a less than 1% decrease in the Retirement practice that makes up the majority of the segment’s revenue.

•	Risk and Financial Services revenue decreased 4% and was $720.9 million and $750.4 million for the fiscal years ended June 30, 2010 and 2009, respectively. This decrease was a result of a decrease in revenue of the Risk Consulting and Software practice from fiscal year 2009 to fiscal year 2010, which was partially offset by increases in revenue of the Investment and Brokerage practices in fiscal year 2010 compared to fiscal year 2009.

•	Talent and Rewards revenue decreased 7% and was $538.8 million and $582.0 million for the fiscal years ended June 30, 2010 and 2009, respectively. This decrease was primarily the result of a decrease in revenue from the Rewards, Talent and Communication practice from fiscal year 2009 to fiscal year 2010. Executive Compensation practice also decreased slightly and was partially offset by a single digit increase in Data, Surveys and Technology revenue for fiscal year 2010 compared to fiscal year 2009.
Salaries and Employee Benefits
Salaries and employee benefits were $2.1 billion for the fiscal year ended June 30, 2010 compared to $2.2 billion for the fiscal year ended 2009, a decrease of $90.3 million or 4%. On a constant currency basis, the decrease was principally due to a decrease in base salary expense and other employee benefits expense resulting from a 7% reduction in headcount, as well as fiscal year 2009 Towers Perrin principal bonuses, partially offset by an increase in discretionary compensation and pension expenses. As a percentage of revenue, salaries and employee benefits decreased to 67% for fiscal year 2010 from 69% for fiscal year 2009.
Professional and Subcontracted Services
Professional and subcontracted services used in consulting operations for the fiscal year ended June 30, 2010 were $243.8 million, compared to $293.3 million for the fiscal year ended June 30, 2009, a decrease of $49.5 million, or 17%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. On a constant currency basis, the decrease was principally due to a decrease in external service providers and reimbursable expenses incurred on behalf of clients, primarily attributable to the current economic environment. As a percentage of revenue, professional and subcontracted services decreased to 8% for fiscal year 2010 from 9% for fiscal year 2009.
Occupancy
Occupancy expense for the fiscal year ended June 30, 2010 was $146.7 million compared to $144.4 million for the fiscal year ended June 30, 2009, an increase of $2.3 million, or 2%. On a constant currency basis, the increase was the result of entering into new leases during the third quarter of fiscal year 2009. As a percentage of revenue, occupancy expense increased to 5% for fiscal year 2010 from 4% for fiscal year 2009.

General and Administrative Expenses
General and administrative expenses for the fiscal year ended June 30, 2010 were $268.8 million, compared to $352.1 million for the fiscal year ended June 30, 2009, a decrease of $83.3 million, or 24%. On a constant currency basis, the most significant decreases were due to decreases in professional liability expense as a result of a reduction in reserves for specific claims and recognized foreign exchange gains primarily related to the re-measurement of short-term assets. Other decreases include travel expense, promotion expense, and general office expense. As a percentage of revenue, general and administrative expenses decreased to 8% for fiscal year 2010 from 11% for fiscal year 2009.
Depreciation and Amortization
Depreciation and amortization expense for the fiscal year ended June 30, 2010 was $131.6 million, compared to $136.5 million for the fiscal year ended June 30, 2009, a decrease of $4.9 million, or 4%. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds sterling and the Euro. On a constant currency basis, depreciation and amortization expense increased principally due to an increase in amortization of intangibles related to the Merger, partially offset by a decrease in depreciation of fixed assets. As a percentage of revenue, depreciation and amortization expense was 4% for fiscal years 2010 and 2009.
Transaction and Integration Expenses
Transaction and integration expenses incurred related to the Merger were $103.4 million for the fiscal year ended June 30, 2010. Transaction and integration expenses principally consist of investment banker fees, regulatory filing expenses, integration consultants, as well as legal, accounting, marketing, and IT integration expenses. As a percentage of revenue, transaction and integration expenses were 3% for fiscal year 2010. Transaction and integration expenses are eliminated in the pro forma combined statements of operations because these costs will not have a continuing impact.
(Loss) / Income From Affiliates
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
Interest Expense
Interest expense for the fiscal year ended June 30, 2010 was $12.0 million, compared to $12.2 million for the fiscal year ended June 30, 2009. The decrease was principally due to the decline in Libor.
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
Explanatory Note Regarding Pro Forma Financial Information
The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for fiscal years ended June 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.

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
We believe that we have sufficient resources to fund operations beyond the next 12 months, including $99.3 million payable in March 2012 in principal and interest on the notes issued in connection with the tender offer we completed in June 2010. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.
Our cash and cash equivalents at June 30, 2011 totaled $528.9 million, compared to $435.9 million at June 30, 2010. The increase in cash from June 30, 2010 to June 30, 2011 was principally attributable to cash flows from operations including an increase in net income.
Our cash and cash equivalents balance includes $76.7 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $452.2 million of cash that is available for our use.
Our restricted cash at June 30, 2011 totaled $153.2 million, compared to $164.5 million at June 30, 2010, of which $147.9 million is available for payment of reinsurance premiums on behalf of reinsurance clients and an additional $5.3 million is held for payment of health and welfare premiums on behalf of our clients.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2011, $412.2 million of Towers Watson’s total cash balance of $528.9 million was held outside of the United States. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2011, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows From/(Used in) Operating Activities.
Cash flows from operating activities was $541.2 million for fiscal year 2011 compared to cash flows used in operating activities of $84.6 million for fiscal year 2010. This increase of $625.9 million is primarily attributable to the following:
•	a $77.7 million increase in net income for fiscal year 2011 compared to fiscal year 2010;

•	a $534.2 million increase in cash flows from an increase in accounts payable, accrued liabilities and deferred income. The fiscal year 2010 comparable period experienced a decrease in cash flows due to the payment of Watson Wyatt’s bonus related to both the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, as well as, Towers Perrin’s bonus related to calendar year December 31, 2009.
The allowance for doubtful accounts increased $4.7 million from June 30, 2010 to June 30, 2011. The number of days of accounts receivable increased to 78 at June 30, 2011 compared to 69 at June 30, 2010.

Cash Flows Used in Investing Activities.
Cash flows used in investing activities for fiscal year 2011 were $200.9 million, compared to $371.4 million of cash flows from investing activities for fiscal year 2010. The decrease is due to $141.9 million of cash paid for the acquisitions of EMB and Aliquant in fiscal 2011 less $10.3 million cash acquired in the acquisitions.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities for fiscal year 2011 were $272.7 million, compared to $49.1 million for fiscal year 2010. The decrease was due to $200 million repayment of notes payable, plus interest, in fiscal year 2011.
Capital Commitments
Expenditures of capital were $76.9 million for fiscal year 2011.
Dividends
During the fiscal year ended June 30, 2011, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year June 30, 2011 and 2010 were $21.6 million and $15.2 million, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2011
		Less than			More Than
Contractual Cash Obligations (in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable and accrued interest*	$99,341	$99,341	$—	$—	$—
Lease Commitments	601,226	105,107	180,236	132,370	183,512

	$700,567	$204,448	$180,236	$132,370	$183,512

*	The $99.3 million is due in March 2012.
Operating Leases. We lease office space under operating lease agreements with terms typically averaging 10 years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. Intangible assets and liabilities were recognized for the difference between the contractual cash obligations shown above and the estimated market rates at the time of the acquisitions. The resulting intangibles will amortize to rent expense but do not impact the amounts shown above since there is no change to our contractual cash obligations.
Pension Contribution. Contributions to our various pension plans for fiscal year 2012 are projected to be $33.2 million.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $39.8 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Contingent Consideration from Acquisitions. The table above does not include liabilities for contingent consideration for our Aliquant and EMB acquisitions in fiscal year 2011. We expect to pay out approximately $1 million and £2.4 million in fiscal year 2012 and £2.4 million per year for fiscal year 2013 through fiscal year 2016 related to these contingent consideration provisions in our agreements and subject to performance requirements on behalf of the sellers.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per-annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our consolidated balance sheet as of June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which expires on December 31, 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2011, we were in compliance with our covenants.
As of June 30, 2011 and 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $4.2 million). As of June 30, 2011, a total of BRL $5.3 million (U.S. $3.4 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.4 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $6.5 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Risk Management
As a part of our risk management program, we purchase customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance currently includes a self-insured retention of $1 million per claim, and covers professional liability claims against us, including the cost of defending such claims.

Effective July 1, 2010, Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company, has provided us with $50 million of professional liability insurance coverage per claim and in the aggregate, including the cost of defending such claims, above the $1 million self-insured retention. SMIC secured $25 million of reinsurance coverage from unaffiliated reinsurance companies in excess of the $25 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because we have a self-insured retention for each claim and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is self-insured. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.
For the policy period beginning July 1, 2011 and ending July 1, 2012, our professional liability insurance includes a self-insured retention of $1 million per claim. For this policy period, Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is self-insured.
Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, Professional Consultants Insurance Company (“PCIC”). A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self-insured retention and coverage was structured substantially similarly to the coverage currently provided by SMIC. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer. In addition, both legacy companies carried excess insurance from unaffiliated commercial insurance companies above the self-insured retention and the coverage provided by PCIC.
Before the Merger, Watson Wyatt accounted for its share of PCIC’s earnings using the equity method. Our ownership interest in PCIC is 72.86% post-Merger. As a consequence, PCIC’s results of operations are consolidated into our results of operations. Although the PCIC insurance policies for Towers Watson’s fiscal year 2010 continue to cover professional liability claims above a $1 million per claim self-insured retention, the consolidation of PCIC will effectively net PCIC’s premium income against our premium expense for the first $25 million of loss above the self-insured retention for each legacy company. Accordingly, the impact of PCIC’s reserve development may result in fluctuations in our earnings. PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into a run-off mode of operation. Our shareholder agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations. If these circumstances were to occur, we would record a liability at the time it becomes probable and reasonably estimable.
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2011, we had a $274.8 million IBNR liability balance. To the extent our captive insuance companies, PCIC and SMIC, expect losses to be covered by a third party they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
As stated above, commencing July 1, 2010, Towers Watson obtained primary insurance for errors and omissions professional liability risks from SMIC on a claims-made basis. SMIC has issued a policy of insurance substantially similar to the policies historically issued by PCIC.
Insurance market conditions for us and our industry have varied in recent years, but the long-term trend has been increasing premium cost. Although the market for insurance is presently robust, trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of professional liability risk and financial difficulties which have, over the past few years, been faced by several longstanding E&O carriers are anticipated to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage, and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.
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

Recent Accounting Pronouncements
Adopted
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $1.6 million for the year ended June 30, 2010, which was previously included in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.
Not yet adopted
On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed in our fiscal year 2012. Upon adoption, if any of our reporting units have a zero or negative carrying value, we must assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we would perform step 2 of the goodwill impairment test on the day of adoption and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. We are currently evaluating the impact, if any, on our financial position or results of operations of adopting this provision.
On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We are still evaluating the impact of the change in presentation to our consolidated statement of operations and our consolidated statement of changes in stockholders’ equity and will adopt the new presentation in our fiscal 2013 filings.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of business. These risks include interest rate risk, foreign currency exchange and translation risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short- term securities that are recorded on the balance sheet at fair value.
Foreign Currency Risk
For the fiscal year ended June 30, 2011, 48.7% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2011, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $13.0 million, or 7.1%, for the fiscal year ended June 30, 2011. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Certain of Towers Watson’s foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenue in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future. See Note 7, “Derivative Financial Instruments” in the notes to the consolidated financial statements contained on this Form 10-K for a further discussion of our foreign currency forwards and their fair market value.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2011.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
New York, New York
We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2011 of the Company and our report dated August 29, 2011 expressed an unqualified opinion on those financial statement and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
August 29, 2011

Item 9B. Other Information.
None.
Part III.
Item 10. Directors, Executive Officers, and Audit Committee of the Registrant.
Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”. Information as to the individuals serving on the board of directors of the Company is set forth below.
The remaining information required by this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.
Directors of the Company
John J. Gabarro
Professor Emeritus, Harvard Business School
Victor F. Ganzi
Retired Chief Executive Officer, The Hearst Corporation
John J. Haley
Chief Executive Officer and Chairman of the Board of Directors
Mark V. Mactas
President, Chief Operating Officer, Deputy Chair of the Board of Directors
Mark Maselli
Managing Director, Health and Group Benefits
Brendan R. O’Neill
Retired Chief Executive Officer, Imperial Chemical Industries PLC
Linda D. Rabbitt
Founder and Chief Executive Officer, Rand Construction Corporation, and Lead Director
Gilbert T. Ray
Retired Partner, O’Melveny & Myers LLP
Paul Thomas
Senior Executive, Rank North America
Wilhelm Zeller
Retired Chief Executive Officer, Hannover Re Group
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
Part IV
Item 15. Exhibits and Financial Statement Schedules.
     a) Financial Information
(1)	Consolidated Financial Statements of Towers Watson & Co.
   Report of Independent Registered Public Accounting Firm
   Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2011
Consolidated Balance Sheets at June 30, 2011 and 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2011
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2011
Notes to the Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2011
Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits
   See (b) below.
b)	Exhibits
   See Exhibit Index on page 100.
c)	Financial Statement Schedules
   Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)
Date: August 29, 2011	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	August 29, 2011
John J. Haley

/s/ Mark V. Mactas	President, Chief Operating Officer and Director	August 29, 2011
Mark V. Mactas

/s/ Roger F. Millay	Chief Financial Officer	August 29, 2011
Roger F. Millay

/s/ Peter L. Childs	Principal Accounting Officer	August 29, 2011

Peter L. Childs

/s/ John J. Gabarro	Director	August 29, 2011
John J. Gabarro

/s/ Victor F. Ganzi	Director	August 29, 2011
Victor F. Ganzi

/s/ Mark Maselli	Director	August 29, 2011
Mark Maselli

/s/ Brendan R. O’Neill	Director	August 29, 2011
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	August 29, 2011
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 29, 2011
Gilbert T. Ray

/s/ Paul D. Thomas	Director	August 29, 2011
Paul D. Thomas

/s/ Wilhelm Zeller	Director	August 29, 2011
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
New York, New York
We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
August 29, 2011

TOWERS WATSON & CO.
Consolidated Statements of Operations
(Thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2011	2010	2009
Revenue	$3,259,451	$2,387,829	$1,676,029

Costs of providing services:
Salaries and employee benefits	2,043,063	1,540,417	1,029,299
Professional and subcontracted services	246,348	163,848	119,323
Occupancy	144,191	109,454	72,566
General and administrative expenses	281,576	220,937	172,010
Depreciation and amortization	130,575	101,084	73,448
Transaction and integration expenses	100,535	87,644	—

	2,946,288	2,223,384	1,466,646

Income from operations	313,163	164,445	209,383

Income/(loss) from affiliates	1,081	(1,274)	8,350
Interest income	5,523	2,950	2,022
Interest expense	(12,475)	(7,508)	(2,778)
Other non-operating income	19,349	11,304	4,926

Income before income taxes	326,641	169,917	221,903

Provision for income taxes	129,916	50,907	75,276

Net income before non-controlling interests	196,725	119,010	146,627
Net income/(loss) attributable to non-controlling interests	2,288	(1,587)	169

Net income attributable to controlling interests	$194,437	$120,597	$146,458

Earnings per share:
Net income attributable to controlling interests — basic	$2.62	$2.04	$3.43

Net income attributable to controlling interests — diluted	$2.62	$2.03	$3.42

Weighted average shares of common stock, basic (000)	74,075	59,257	42,690

Weighted average shares of common stock, diluted (000)	74,139	59,372	42,861

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Balance Sheets
(Thousands of U.S. dollars, except share data)

	June 30,
	2011	2010
Assets
Cash and cash equivalents	$528,923	$435,927
Restricted cash	153,154	164,539
Short-term investments	43,682	51,009
Receivables from clients:
Billed, net of allowances of $12,636 and $7,975	502,910	421,602
Unbilled, at estimated net realizable value	276,020	215,912

	778,930	637,514
Other current assets	145,862	156,312

Total current assets	1,650,551	1,445,301
Fixed assets, net	252,343	227,308
Deferred income taxes	188,569	344,481
Goodwill	1,943,574	1,717,295
Intangible assets, net	694,922	683,487
Other assets	368,991	155,745

Total Assets	$5,098,950	$4,573,617

Liabilities
Accounts payable, accrued liabilities and deferred income	$683,810	$409,308
Reinsurance payables	147,902	164,539
Note payable	99,341	201,967
Other current liabilities	247,424	189,966

Total current liabilities	1,178,477	965,780

Revolving credit facility	—	—
Accrued retirement benefits	784,559	1,061,557
Professional liability claims reserve	312,108	335,034
Other noncurrent liabilities	221,136	246,574

Total Liabilities	2,496,280	2,608,945

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value: 300,000,000 shares authorized; 57,897,889 and 47,160,497 issued and 56,949,548 and 47,160,497 outstanding	579	472
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 16,651,890 and 27,043,196 issued and 16,651,890 and 27,043,196 outstanding	167	270
Additional paid-in capital	1,773,285	1,679,624
Treasury stock, at cost — 948,341 and 0 shares	(52,360)	—
Retained earnings	883,161	711,570
Accumulated other comprehensive loss	(13,305)	(436,329)

Total Stockholders’ Equity	2,591,527	1,955,607

Non-controlling interest	11,143	9,065

Total Equity	2,602,670	1,964,672

Total Liabilities and Total Equity	$5,098,950	$4,573,617

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)

	Year Ended June 30,
	2011	2010	2009
Cash flows from/(used in) operating activities:
Net income before non-controlling interests	$196,725	$119,010	$146,627
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	13,004	11,759	5,355
Depreciation	78,461	69,684	59,556
Amortization of intangible assets	52,114	31,400	13,892
Provision/(benefit) for deferred income taxes	14,448	(5,134)	14,205
Equity from affiliates	(622)	869	(8,080)
Stock-based compensation	79,922	52,953	932
Other, net	(10,209)	(9,975)	(2,474)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(98,468)	(41,339)	57,991
Other current assets	18,728	(2,205)	3,279
Other noncurrent assets	(39,343)	50,854	(3,497)
Accounts payable, accrued liabilities and deferred income	238,824	(295,402)	(28,717)
Restricted cash	22,167	(49,756)	—
Reinsurance payables	(20,431)	49,756	—
Accrued retirement benefits	(55,859)	(71,292)	(42,069)
Professional liability claims reserves	(28,746)	16,171	(5,900)
Other current liabilities	8,857	20,874	4,138
Other noncurrent liabilities	20,944	(24,050)	10,631
Income tax related accounts	50,721	(8,801)	1,678

Cash flows from/(used in) operating activities	541,237	(84,624)	227,547

Cash flows (used in)/from investing activities:
Cash paid for business acquisitions	(141,885)	(200,025)	(1,185)
Cash acquired from business acquisitions	10,349	603,208	—
Purchases of fixed assets	(76,859)	(25,752)	(39,195)
Capitalized software costs	(22,487)	(19,632)	(23,374)
Purchases of held-to-maturity securities	(14,295)	—	—
Redemptions of held-to-maturity securities	14,295	—	—
Purchases of available-for-sale securities	(54,696)	(17,789)	—
Redemption of available-for-sale securities	72,703	16,191	—
Investment in affiliates	(5,805)	—	(2,302)
Proceeds from sale of investments	—	10,749	—
Proceeds from divestitures	17,772	4,486	4,926

Cash flows (used in)/from investing activities	(200,908)	371,436	(61,130)

Cash flows used in financing activities:
Borrowings under credit facility	75,000	126,333	267,912
Repayments under credit facility	(75,000)	(125,650)	(267,912)
Financing of credit facility	—	(5,679)	—
Repayments of notes payable	(200,000)	—	—
Dividends paid	(21,599)	(15,249)	(12,785)
Repurchases of common stock	(30,646)	(34,922)	(77,443)
Tax payment on vested shares	(26,596)	—	—
Issuances of common stock and excess tax benefit	6,158	6,068	6,509

Cash flows used in financing activities	(272,683)	(49,099)	(83,719)

Effect of exchange rates on cash	25,350	(11,618)	2,502

Increase/(decrease) in cash and cash equivalents	92,996	226,095	85,200
Cash and cash equivalents at beginning of period	435,927	209,832	124,632

Cash and cash equivalents at end of period	$528,923	$435,927	$209,832

Supplemental disclosures:
Cash paid for interest	$4,268	$2,595	$2,780

Cash paid for income taxes, net of refunds	$64,117	$58,624	$66,480

Notes payable issued in connection with the Merger	$—	$200,000	$—

Notes payable issued in connection with the tender offer	$—	$98,469	$—

Issuance of stock in conjunction with the acquisitions of EMB and the Merger	$11,250	$1,357,379	$—

Contingent payments accrued in conjunction with the acquisitions of EMB and Aliquant	$20,026	$—	$—

Common stock associated with vesting of Restricted A Shares	26,248	—	—

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statement of Changes in Equity
(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A		Class B					Accumulated
	Common	Class A	Common	Class B	Additional	Treasury		Other	Non-
	Stock	Common	Stock	Common	Paid-in	Stock,	Retained	Comprehensive	Controlling
	Outstanding	Stock	Outstanding	Stock	Capital	at Cost	Earnings	Loss	Interest	Total
Balance as of June 30, 2009	42,657	$438	—	$—	$452,938	$(63,299)	$608,634	$(145,073)	$—	$853,638
Comprehensive Income
Net income	—	—	—	—	—	—	62,468	—	—	62,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(50,218)	—	(50,218)

Total comprehensive income										12,250
Class A Common Stock:
Watson Wyatt Cash dividends declared	—	—	—	—	—	—	(6,364)	—	—	(6,364)
Repurchases of common stock	(792)	—	—	—	—	(34,922)	—	—	—	(34,922)
Issuances of common stock and excess tax benefit	337	—	—	—	(2,090)	17,640	—	—	—	15,550
Stock-based compensation	—	—	—	—	69	—	—	—	—	69
Retirement of treasury stock	—	(16)	—	—	(80,565)	80,581	—	—	—	—

Balance as of December 31, 2009	42,202	$422	—	$—	$370,352	$—	$664,738	$(195,291)	$—	$840,221
Merger of Towers Perrin and Watson Wyatt
Class A Common Stock:
Towers Watson stock issued for consideration of Merger:
Issuance of Class A restricted shares	4,249	43	—	—	43,686	—	—	—	—	43,729
Issuance of Class B1-B4 shares	—	—	29,483	294	1,313,356	—	—	—	—	1,313,650
Cash dividends declared	—	—	—	—	—	—	(11,297)	—	—	(11,297)
Issuances of common stock and excess tax benefit	536	7	—	—	(2,210)	—	—	—	—	(2,203)
Stock-based compensation	—	—	—	—	52,884	—	—	—	—	52,884
Repurchases of Class B-1 shares from tender offer	—	—	(2,267)	(24)	(98,444)	—	—	—	—	(98,468)
Acceleration of Class B shares to Class A shares	173	—	(173)	—	—	—	—	—	—	—
Comprehensive Income:
Net income	—	—	—	—	—	—	58,129	—	9,065	67,194
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	(163,105)	—	(163,105)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(1,986)	—	(1,986)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	98	—	98
Foreign currency translation adjustment, net of tax	—							(76,045)		(76,045)

Total comprehensive loss										(173,844)

Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$—	$711,570	$(436,329)	$9,065	$1,964,672
Comprehensive Income
Net income	—	—	—	—	—	—	194,437	—	2,288	196,725
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	263,903	—	263,903
Foreign currency translation adjustment, net of tax	—	—	—	—	192	—	—	154,995	—	155,187
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	968	(210)	758
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	3,158	—	3,158

Total comprehensive income										619,731
Repurchases of common stock	—	—	—	—	—	(30,646)	—	—	—	(30,646)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(26,596)	—	—	—	(26,596)
Exercises of stock options and purchases under our ESPP	—	—	—	—	—	4,882	—	—	—	4,882
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(22,846)	—	—	(22,846)
Issuances of common stock and excess tax benefits	111	1	—	—	1,097	—	—	—	—	1,098
Stock-based compensation	—	—	—	—	79,922	—	—	—	—	79,922
Conversion of Restricted A shares to Class A shares	(19)	—	—	—	—	—	—	—	—	—
Conversion of Class B-1 shares to Class A shares	5,642	56	(5,642)	(56)	—	—	—	—	—	—
Issuance of Class B-3 and B-4 shares for acquisition	—	—	228	2	11,248	—	—	—	—	11,250
Acceleration of Class B shares to Class A shares	83	1	(84)	—	—	—	—	—	—	1
Adjustment to repurchases of Class B-1 shares from tender offer	—	—	28	—	1,202	—	—	—	—	1,202
Secondary offering conversion of Class B1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—	—	—

Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands except per share data)
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
Although the business combination of Watson Wyatt and Towers Perrin was a “merger of equals”, generally accepted accounting principles require that one of the combining entities be identified as the acquirer by reviewing facts and circumstances as of the acquisition date. Watson Wyatt was determined to be the accounting acquirer. As such, the historical results of Watson Wyatt through December 31, 2009 have become those of the new registrant, Towers Watson. The consolidated financial statements of Towers Watson as of and for the fiscal year ended June 30, 2011 include the results of Towers Perrin’s operations. The consolidated financial statements of Towers Watson as of and for the fiscal year ended June 30, 2010 include the results of Towers Perrin’s operations beginning January 1, 2010. The consolidated financial statements of Towers Watson for the fiscal year ended June 30, 2009 include only the results of Watson Wyatt.
Nature of the Business — Towers Watson is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of employee benefits, talent management, rewards, and risk and capital management. Our fiscal year ends on June 30th.
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
Restricted Cash — Our restricted cash balance as of June 30, 2011 and 2010 includes $147.9 million and $164.5 million, respectively, of cash received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, at June 30, 2011 we have $5.3 million of restricted cash from our recently acquired Aliquant business which is restricted for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows.
Marketable Securities — Our investments are classified at the time of purchase as either available-for-sale or held-to-maturity, and reassessed as of each balance sheet date. Our marketable securities consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income net of tax, until realized. When realized, we recognize gains and losses on the sales of the securities on a specific identification method and include the realized gains or losses in other income, net, in the consolidated statements of operations. We include interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other income, net in the consolidated statements of operations. We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information. Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities or maturity date, if applicable.
Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables include reinsurance intermediary amounts due to us and reinsurance advances. Reinsurance advances represent instances where we advance premiums, refunds or claims to reinsurance underwriters or parties to reinsurance contracts prior to collection. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $12.6 million and $8.0 million as of June 30, 2011 and 2010, respectively. Allowance for unbilled receivables was $16.7 million and $11.7 million as of June 30, 2011 and 2010, respectively.
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
We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized during the implementation stage. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of a software engagement.
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

Income Taxes —We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the use of the asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
Foreign Currency Translation — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Foreign currency transactions resulted in gains (losses) of $0.2 million, $1.3 million and ($3.3) million in fiscal years 2011, 2010 and 2009, respectively. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.
Fair Value of Financial Instruments — The carrying amount of our cash and cash equivalents, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments. The investments are available-for-sale securities held at estimated fair value with maturities of less than three years. There were no borrowings outstanding under our revolving credit agreement at June 30, 2011.
Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist principally of certain cash and cash equivalents, fixed income securities, and receivables from clients. We invest our excess cash in financial instruments that are rated in the highest short-term rating category by major rating agencies. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.
Change to Presentation of our Balance Sheet and Cash flows — We have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased cash flows from investing activities by $118.5 million and total ending cash and cash equivalents on the statement of cash flows for the fiscal year ended June 30, 2010 by $164.5 million related to the amount of reinsurance cash received from Towers Perrin in the Merger. In addition, the change in restricted cash from January 1, 2010 to June 30, 2010 is included as an increase in restricted cash in the cash flows from operating activities of $49.8 million, which is offset by an increase in reinsurance payables.
Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. This liability was $274.8 million and $222.3 million at June 30, 2011 and 2010, respectively. To the extent our captive insuance companies, PCIC and SMIC, expect losses to be covered by a third party they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Stock-based Compensation —During fiscal years 2011, 2010 and 2009, we recognized compensation expense of $79.9 million, $57.9 million and $1.0 million, respectively, in connection with our stock-based compensation plans. This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of our accrual for discretionary compensation.
The total income tax benefit recognized in the income statement for the exercise of non-qualified stock options, vesting of restricted stock units and the award of stock purchase plan shares was $37 thousand, $28 thousand and $37 thousand for fiscal years 2011, 2010 and 2009, respectively.

Earnings per Share (“EPS”) — We adhere to guidance under ASC 260, Earnings per Share, relating to the two-class method of presenting EPS. This guidance addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. ASC 260-10-45-60 requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock.
Goodwill and Intangible Assets — In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of March 31. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of March 31, and whenever indicators of impairment exist.
The evaluation is a two-step process whereby the fair value of the reporting unit is compared with its carrying amount, including goodwill. In estimating the fair value of a reporting unit, we used level 3 valuation techniques that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units. As the fair value of our reporting units exceeds their carrying value, we did not perform step two to determine the impairment loss. In the event that a reporting unit’s carrying value exceeded its fair value, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2011, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
Adopted
ASC 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, Business Combinations. The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009. As a result, our non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity. In addition, our non-controlling interest of $1.6 million for the year ended June 30, 2010, which was previously included in (loss)/income from affiliates, was reclassified to net (loss)/income attributable to non-controlling interests in our results of operations.
Not yet adopted
On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed in our fiscal year 2012. Upon adoption, if any of our reporting units have a zero or negative carrying value, we must assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we would perform step 2 of the goodwill impairment test on the day of adoption and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. We are currently evaluating the impact, if any, on our financial position or results of operations of adopting this provision.
On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We are still evaluating the impact of the change in presentation to our consolidated statement of operations and our consolidated statement of changes in stockholders’ equity and will adopt the new presentation in our fiscal 2013 filings.
Note 2 — Mergers and Acquisitions
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
Consideration Exchanged
As a result of closing of the Merger, all outstanding Towers Perrin and Watson Wyatt common stock, restricted stock units and derivative securities were converted into the right to receive the following forms of consideration:
•	46,911,275 shares of Towers Watson Class A Common Stock (less a number of shares that were withheld for tax purposes in respect of Watson Wyatt deferred stock units and deferred shares), including 4,248,984 shares of Restricted Towers Watson Class A Common Stock:
•	29,483,008 shares of Towers Watson Class B Common Stock, including:
•	12,798,118 shares of Class B-1 Common Stock (which was subsequently reduced by 2,267,265 shares related to our tender offer in June 2010 and 4,921,001 shares related to our secondary offering in September 2010, further described in Note 13, and all of which remaining shares were converted to shares of Class A Common Stock on January 1, 2011);
•	5,561,630 shares of Class B-2 Common Stock;
•	5,561,630 shares of Class B-3 Common Stock; and
•	5,561,630 shares of Class B-4 Common Stock;
•	8,548,835 shares of Towers Watson Class R Common Stock, which subsequently were redeemed automatically in exchange for the right to receive:
•	$200 million in cash (subject to applicable tax withholding and gross-up adjustments); and
•	Towers Watson Notes in an aggregate principal amount of $200 million.
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
Fair Value of Consideration
The Merger has been accounted for using the acquisition method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (ASC 805). The total consideration of $1.8 billion is comprised of $200 million of cash and $200 million of notes payable to Class R shareholders and of stock consideration for the following: Class A shares for certain foreign shareholders of $9.9 million, Restricted Class B-1, B-2, B-3 and B-4 shares of $1.3 billion and Restricted Class A shares of $43.7 million.
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
PCIC
As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As of December 31, 2009, Watson Wyatt’s investment in PCIC was $13.7 million. Towers Watson’s financial statements as of and for the fiscal year ended June 30, 2010, included herein, reflect Watson Wyatt’s equity method of accounting for PCIC for the six months ended December 31, 2009, which resulted in recording a loss from affiliates of $0.1 million.
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
Favorable and unfavorable lease contracts
Assets and liabilities for favorable and unfavorable lease contracts were identified separately from goodwill related to Towers Perrin’s real estate lease agreements. The assets and liabilities were valued by comparing cash obligations for lease agreements to the estimated market rent at the time of the transactions. The resulting favorable or unfavorable positions are recorded gross as assets or liabilities on the balance sheet. Significant assumptions used in the valuation were market rent, annual escalation percentages based on current inflation rates and a discount rate used to calculate the present value of the cash flows. Both the assets for favorable lease agreements, valued at $11.1 million, and the liabilities for unfavorable lease agreements, valued at $28.6 million, are amortized on a straight-line basis over the life of the respective lease to occupancy costs. The weighted-average estimated useful life for the leases on the acquisition date was 7.3 years.
Measurement period
As of December 31, 2010, the accounting for the Merger was complete. During the six months ended December 31, 2010, we identified the following adjustments to the initial fair value of the opening balance sheet of Towers Perrin to (1) increase non-current deferred tax asset by $10.5 million, (2) decrease to non-current assets by $0.9 million, (3) decrease fixed assets by $0.5 million, (4) increase accounts payable, (5) accrued liabilities and (6) deferred income by $0.2 million, resulting in a decrease to goodwill of $8.9 million. Our June 30, 2010 comparative balance sheet has been retrospectively adjusted to reflect these adjustments.
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

The following unaudited pro forma combined statement of operations have been provided to present illustrative combined unaudited statement of operations for the fiscal year ended June 30, 2010 and 2009, giving effect to the business combination as if it had been completed on July 1, 2009. The pro forma combined statement of operations for the fiscal year ended June 30, 2010 combines Watson Wyatt’s historical unaudited consolidated statement of operations for the six months ended December 31, 2009 with Towers Perrin’s historical unaudited consolidated statement of operations for the six months ended December 31, 2009 and Towers Watson unaudited consolidated statement of operations for the six months ended June 30, 2010. Included in the pro forma results and in the historical results of operations of Towers Watson is approximately $750 million of revenue and $20 million of earnings of the legacy firm Towers Perrin for the six months ended June 30, 2010. The unaudited pro forma consolidated statements of operation are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the date specified, or that may be expected to occur in the future. The unaudited pro forma combined statement of operations are as follows:

	Year Ended June 30,
	2010	2009
	(in thousands)
Revenue	$3,180,916	$3,251,323

Costs of providing services:
Salaries and employee benefits	2,146,211	2,236,462
Professional and subcontracted services	243,752	293,292
Occupancy	146,695	144,392
General and administrative expenses	268,808	352,109
Depreciation and amortization	131,599	136,514

	2,937,065	3,162,769

Income from operations	243,851	88,554

Loss from affiliates	(1,085)	294
Interest income	4,731	8,567
Interest expense	(11,991)	(12,160)
Other non-operating income	16,585	19,810

Income before income taxes	252,091	105,065
Provision for income taxes	67,918	64,157

Net income before non-controlling interests	184,173	40,908
Net loss attributable to non-controlling interests	(2,146)	4,515

Net income attributable to controlling interests	$186,319	$36,393

Acquisitions
During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by ASC 805. The following summary is provided to give our investors better understanding of our recent strategic acquisitions.
On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complements our Technology and Administration Solutions practice in our Benefits segment. The preliminary estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed was recorded in the third quarter of fiscal 2011, which included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $13.9 million and the relief from royalty method for the developed technology intangible of $4.0 million. Significant assumptions used in the valuation are: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. As of June 30, 2011, we recorded $49.5 million of goodwill related to the acquisition of Aliquant.

On January 31, 2011, Towers Watson purchased EMB, a large specialist property/casualty consulting and software company. The EMB business complements our Risk Consulting and Software line of business in our Risk and Financial Services segment. We paid $69.8 million cash and issued common stock valued at $11.4 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock on January 1, 2013 and 2014, respectively. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $16.9 million in consideration. The purchase agreement calls for deferred cash payments totaling $27.9 million which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third and fourth quarters of fiscal 2011, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of deferred revenue and intangibles: $13.5 million of customer related intangibles, $12.1 million of developed technology, $1.6 million of in-process technology and less than $1 million of favorable or unfavorable lease agreements and tradename intangible. We estimated that a discount of $9.6 million was required to record the fair value of the deferred maintenance revenue acquired based on the cost of maintenance plus a modest profit over the remaining contract period. We also recorded $5.4 million of related deferred income tax amounts. As a result of our preliminary assessment we determined that total consideration transferred was $101.9 million and preliminary goodwill was $50.3 million.
Note 3 — Fixed Income Securities
We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of June 30, 2011 and 2010:

	June 30, 2011			June 30, 2010
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
Short-term investments: due in one year or less	$43,227	$430	$43,657	$50,585	$424	$51,009
Non-current assets: due in one through five years	49,625	769	50,394	60,142	1,956	62,098
Proceeds from sales and maturities of investments for fixed income securities during the fiscal year ended June 30, 2011 were $72.7 million, resulting in a gain of $0.3 million. Proceeds from sales of investments for fixed income securities during the fiscal year ended June 30, 2010 were $16.2 million, resulting in a loss of $0.01 million. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.
Note 4 — Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures and equipment are depreciated straight-line over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.
The components of fixed assets are as follows:

	June 30,
	2011	2010
Furniture, fixtures and equipment	$195,891	$172,899
Computer software	276,384	239,153
Leasehold improvements	165,847	157,554

	638,122	569,606
Less: accumulated depreciation and amortization	(385,779)	(342,298)

Fixed assets, net	$252,343	$227,308

Total unamortized computer software costs were $116.1 million and $108.4 million as of June 30, 2011 and 2010, respectively. Total amortization expense for computer software was $34.6 million, $33.9 million and $31.0 million for fiscal years 2011, 2010 and 2009, respectively. Total depreciation expense was $44.0 million, $35.8 million and $28.6 million for fiscal years 2011, 2010 and 2009, respectively.

Note 5 — Goodwill and Intangible Assets
The components of goodwill and intangible assets are outlined below for the fiscal years ended June 30, 2011 and 2010:

		Risk and
		Financial	Talent and
	Benefits	Services	Rewards	All Other	Total
Balance as of June 30, 2009	$394,954	$115,942	$30,644	$1,214	$542,754
Goodwill acquired and contingent payments	820,151	365,767	79,735	—	1,265,653
Translation adjustment	(63,424)	(22,336)	(5,352)	—	(91,112)

Balance as of June 30, 2010	1,151,681	459,373	105,027	1,214	1,717,295

Goodwill acquired	49,769	49,150	2,191	—	101,110
Translation adjustment	86,909	30,241	8,019	—	125,169

Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$1,214	$1,943,574

The $49.8 of goodwill acquired in Benefits primarily relates to the acquisition of Aliquant which was completed on December 31, 2010 and amounted to $49.5 in goodwill.
The $49.2 of goodwill acquired in Risk and Financial Services is primarily due to the addition $50.3 in goodwill related to the acquisition of EMB, which was completed on January 31, 2011. The addition was partially offset by the write-off of $1.1 of goodwill, which resulted from the sale of e-Value (financial modeling software).
The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2011 and 2010:

		Customer	Core/		Favorable
	Trademark &	related	developed	Non-compete	lease
	trade name	intangible	technology	agreements	agreements	Total
Balance as of June 30, 2009	$100,511	$78,843	$6,757	$122	$—	$186,233
Intangible assets acquired	275,500	140,800	125,400	—	11,085	552,785
Amortization	—	(18,087)	(13,170)	(120)	(1,495)	(32,872)
Translation adjustment	(9,218)	(12,750)	(261)	(2)	(428)	(22,659)

Balance as of June 30, 2010	366,793	188,806	118,726	—	9,162	683,487

Intangible assets acquired	—	27,396	17,806	250	—	45,452
Intangible assets written-off	—	—	—	—	(1,376)	(1,376)
Amortization	—	(29,081)	(22,603)	(250)	(2,622)	(54,556)
Translation adjustment	6,769	15,034	(162)	—	274	21,915

Balance as of June 30, 2011	$373,562	$202,155	$113,767	$—	$5,438	$694,922

For the fiscal years ended June 30, 2011 and 2010, we recorded $52.0 million and $31.3 million of amortization related to our intangible assets, respectively. This amount excluded amortization of favorable lease agreements which is recorded as an increase to rent expense.
In conjunction with the Merger and ASC 805, we estimated the fair value of acquired leases and recorded an intangible unfavorable lease liability. As of June 30, 2011 and 2010 this liability was $21.3 million and $26.0 million, respectively. The change for the fiscal year ended June 30, 2011 was comprised of a reduction to rent expense of $4.4 million and translation of $0.3 million.
Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2010 and 2011 as well as the addition of the intangible assets identified from the acquisition of Aliquant and EMB. Additionally, certain intangible assets associated with favorable lease agreements were written off during the year as a result of the combining of office space associated with the Merger. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the carrying value of intangible assets and liabilities as of June 30, 2011 and 2010:

	Fiscal Year 2011		Fiscal Year 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$373,964	$402	$367,195	$402
Customer related intangibles	280,547	78,392	237,072	48,266
Core/developed technology	166,110	52,343	148,664	29,938
Non-compete agreements	1,525	1,525	1,275	1,275
Favorable lease agreements	6,808	1,370	10,657	1,495

Total intangible assets	$828,954	$134,032	$764,863	$81,376

Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at June 30, 2011 was 8.1 years.
The following table reflects:
1)	future estimated amortization expense for amortizable intangible assets consisting of:
•	customer related intangibles
•	core/developed technology
•	non-compete agreements
2)	the rent offset resulting from the amortization of the net lease intangible assets and liabilities for future fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2012	$56,843	$(3,045)
2013	52,525	(2,731)
2014	45,276	(2,407)
2015	37,714	(2,083)
2016	32,760	(1,566)
Thereafter	90,804	(4,064)

Total	$315,922	$(15,896)

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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:
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

The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and 2010:

	Fair Value Measurements on a Recurring Basis at
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$2,043	$31,304	$—	$33,347
Corporate bonds (a)	—	46,085	—	46,085
Obligations of states, municipalities and political subdivisions (a)	—	14,620	—	14,620
Equity securities (b)	1,383	—	—	1,383
Mutual funds (c)	7,138	—	—	7,138
Derivatives:
Foreign exchange forwards (d)	—	2,665	—	2,665

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$137	$—	$137

	Fair Value Measurements on a Recurring Basis at
	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$6,183	$15,957	$—	$22,140
Corporate bonds (a)	—	72,076	—	72,076
Obligations of states, municipalities and political subdivisions (a)	—	18,878	—	18,878
Equity securities (b)	1,056	—	—	1,056
Mutual funds (c)	5,235	—	—	5,235
Derivatives:
Foreign exchange forwards (d)	—	731	—	731
Foreign exchange options (d)	—	37	—	37

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$4,100	$—	$4,100
Foreign exchange options (d)	—	177	—	177

(a)	These assets are included in short-term investments or other assets on the consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.

(b)	These assets are included in short-term investments or other assets on the consolidated balance sheet.

(c)	These assets are included in other assets on the consolidated balance sheet.

(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the consolidated balance sheet. See Note 7 for further information on our derivative investments.
We recorded a gain of $0.6 million and a loss of $0.1 million, respectively, for the fiscal years ended June 30, 2011 and 2010, in general and administrative expenses in the consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges, which were still held at June 30, 2011 and 2010, respectively. There was no material gain or loss recorded in the consolidated statements of operations for available-for-sale securities still held at June 30, 2011 or 2010.
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
The U.S. Treasury securities, equity securities and mutual funds are valued using quoted market prices as of the end of the trading day. Corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions are valued based on yields currently available on comparable securities of issuers with similar credit ratings. We monitor the value of the investments for other-than-temporary impairment on a quarterly basis.
The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the year ended June 30, 2011.
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
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to us. We have established strict counterparty credit guidelines and enter into transactions only with financial institutions with securities of investment grade or better. We monitor counterparty exposures and review any downgrade in credit rating. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
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
There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the derivative does not qualify for hedge accounting, we consider the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in general and administrative expenses. At June 30, 2011, we had entered into foreign currency cash flow hedges and economic hedges.
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
Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At June 30, 2011, the longest outstanding maturity was 17 months. As of June 30, 2011, a net $1.9 million pretax gain has been deferred in other comprehensive income. A pretax gain of $1.4 million is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the fiscal years ended June 30, 2011 and 2010, we recognized no material gains or losses due to hedge ineffectiveness.
As of June 30, 2011 and 2010, we had cash flow hedges with a notional value of $69.3 million and $87.7 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of June 30, 2011 and 2010 was an asset/(liability) of $2.5 million and ($3.5) million, respectively. See Note 6, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of June 30, 2011 and 2010 and their location in the consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		June 30,			June 30,
		2011	2010		2011	2010
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$2,073	$731	Accounts payable, accrued liabilities and deferred income	$(114)	$(4,100)
Foreign exchange options	Other current assets	—	37	Accounts payable, accrued liabilities and deferred income	—	(94)

Total derivatives designated as hedging instruments		2,073	768		(114)	(4,194)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	$592	$—	Accounts payable, accrued liabilities and deferred income	$(23)	$—
Foreign exchange options	Other current assets	—	—	Accounts payable, accrued liabilities and deferred income	—	(83)

Total derivatives not designated as hedging instruments		592	—		(23)	(83)

Total derivative assets (liabilities)		$2,665	$768		$(137)	$(4,277)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the fiscal years ended June 30, 2011 and 2010 are as follows (there were no such instruments held during the fiscal year ended June 30, 2009):

						Location of gain (loss)	Gain (loss)
Derivatives designated as			Location			recognized in income	recognized in income
hedging instruments for	Gain (loss)		of loss reclassified	Loss reclassified		(ineffective portion and	(ineffective portion and
the fiscal years ended	recognized in OCI		from OCI into income	from OCI into income		amount excluded from	amount excluded from
June 30, 2011 and 2010:	(effective portion)		(effective portion)	(effective portion)		effectiveness testing)	effectiveness testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange forwards	$4,323	$(3,335)	General and administrative expenses	$(683)	$(266)	General and administrative expenses	$125	$(65)

Foreign exchange options	—	(207)	General and administrative expenses	(207)	—	General and administrative expenses	—	(32)

Total	$4,323	$(3,542)		$(890)	$(266)		$125	$(97)

As of June 30, 2011 and 2010, we had $22.5 million and $1.5 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal years ended June 30, 2011 and 2010 is as follows (there were no such instruments held during the fiscal year ended June 30, 2009):

		Gain (loss) recognized in income
Derivatives not designated	Location of gain (loss)	Fiscal year ended June 30,
as hedging instruments:	recognized in income	2011	2010
Foreign exchange forwards	General and administrative expenses	$2,976	$1,869
Foreign exchange options	General and administrative expenses	—	(350)

Total		$2,976	$1,519

Note 8 — Accounts Payable and Accrued Liabilities, Including Discretionary Compensation
Accounts payable and accrued liabilities consist of:

	June 30,
	2011	2010
Accounts payable and accrued liabilities	$199,456	$138,821
Accrued payroll and bonuses	348,143	150,761
Deferred revenue	136,211	119,726

Total accounts payable, accrued liabilities and deferred income	$683,810	$409,308

Note 9 — Leases
We lease office space under operating lease agreements with terms generally averaging ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease within occupancy expenses in the statement of operations, with an offset to deferred rent liabilities recorded in the consolidated balance sheet. Rental expense was $146.9 million, $107.3 million and $78.4 million for fiscal years 2011, 2010 and 2009, respectively, inclusive of operating expenses related to such space. We have entered into sublease agreements for some of our excess leased space. Sublease income was $2.7 million, $1.3 million and $1.0 million for fiscal years 2011, 2010 and 2009, respectively.

Future minimum lease payments for the operating lease commitments which have not been reduced by cumulative anticipated cash inflows for sublease income of $5.6 million are:

Fiscal year ending June 30,	Amortization
2012	$105,107
2013	94,624
2014	85,611
2015	72,730
2016	59,640
Thereafter	183,513

Total	$601,225

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.
Note 10 — Retirement Benefits
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan or “OPEB” plans in North America and Europe. As of June 30, 2011, these funded and unfunded plans represented 98 percent of total Towers Watson’s pension obligations and as a result are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining 2 percent of the liability.
Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. Watson Wyatt made changes in 2008 to the plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany were a result of Watson Wyatt’s acquisition of Heissmann GmbH in 2007. A significant percentage of the liabilities represent the grandfathered pension benefit for employees hired prior to a July 1991 plan amendment. The pension plan for those hired after July 1991 is a defined contribution type arrangement. In the Netherlands, the pension benefit is a percentage of service and average salary over the working life of the employee, where salary includes allowances and bonuses up to a set maximum salary and is offset by the current social security benefit. The benefit asset and liability are reflected on the balance sheet. The measurement date for each of the plans is June 30.
The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula, benefits are based on a percentage of each year of the employee’s plan compensation. The Canadian Retirement Plan provides a choice of a defined benefit approach or a defined contribution approach. The non-qualified plans in North America provide for pension benefits that would be covered under the qualified plan in the respective country but are limited by statutory maximums. The non-qualified plans have no assets and therefore are unfunded arrangements. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year. The benefit assets and liabilities are reflected on the balance sheet. The measurement date for each of the plans had historically been December 31 but has been changed to June 30 as a result of the Merger.
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
The following table sets forth our projected pension contributions for fiscal year 2012, as well as the pension contributions to our various plans in fiscal years 2011 and 2010:

	2012	2011	2010
	(Projected)	(Actual)	(Actual)
U.S	$—	$30,000	$30,000
Canada	15,202	6,346	4,388
Europe	17,986	19,216	21,020
The fair value of plan assets is based on the market value of securities that are in the pension portfolio, which vary by country. To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.
Assumptions Used in the Valuations of the Defined Benefit Pension Plans
The following assumptions were used in the valuations of Towers Watson’s defined benefit pension plans. The assumptions presented for the North American plans represent the weighted-average of rates for all U.S. and Canadian plans. The assumptions presented for Towers Watson’s European plans represent the weighted-average of rates for the U.K., Germany and Netherlands plans. In relation to the acquisition of Towers Perrin on January 1, 2010, the legacy plans of Towers Perrin have been included in the assumptions as of and for the years ended June 30, 2010 and 2011. The assumptions as of and for the year ended June 30, 2009 represent only the legacy Watson Wyatt plans.
The assumptions used to determine net periodic benefit cost for the fiscals years ended June 30, 2011, 2010 and 2009 were as follows:

	Year Ended June 30,
	2011		2010		2009
	North		North		North
	America	Europe	America	Europe	America	Europe
Discount rate	5.80%	5.25%	6.43%	6.03%	6.91%	6.47%
Expected long-term rate of return on assets	8.16%	6.79%	8.11%	6.48%	8.61%	6.53%
Rate of increase in compensation levels	3.88%	3.88%	3.93%	5.09%	4.08%	5.36%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	North		North
	America	Europe	America	Europe
Discount rate	5.79%	5.62%	5.86%	5.25%
Rate of increase in compensation levels	3.82%	3.93%	3.88%	3.88%
For the 2011 fiscal year, the discount rate used to determine net periodic benefit cost was initially based on the rates in the table shown above for the determination of the projected benefit obligation as of June 30, 2010, which included a 5.86% rate for North America. As a result of plan changes adopted during the first quarter of fiscal year 2011, the legacy Watson Wyatt U.S. Pension Plans were remeasured as of September 30, 2010. Upon remeasurement the discount rate assumption was changed for these plans and the net periodic benefit cost for the 2011 fiscal year was calculated using a weighted average discount rate of 5.79% for North America.
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2011, 2010 and 2009:

	Year ended June 30,
	2011		2010		2009
	North		North		North
	America	Europe	America	Europe	America	Europe
Service cost	$58,050	$12,218	$38,068	$9,844	$24,771	$7,538
Interest cost	139,840	39,000	95,845	30,631	48,504	22,759
Expected return on plan assets	(158,708)	(40,420)	(93,257)	(27,078)	(50,725)	(20,945)
Amortization of net loss/(gain)	23,997	5,574	15,275	2,615	8,649	(328)
Amortization of prior service (credit)/cost	(6,632)	41	(1,623)	41	(2,279)	42
Settlement/(curtailment) and other adjustments	5,038	(2,279)	2,293	924	—	120

Net periodic benefit cost	$61,585	$14,134	$56,601	$16,977	$28,920	$9,186

Changes in plan assets and benefit obligations were recognized during fiscal 2011 and 2010 and have been included as changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	2011		2010
	North		North
	America	Europe	America	Europe
Current year actuarial (gain)/loss	$(172,078)	$(107,560)	$220,113	$37,501
Amortization of actuarial loss	(23,997)	(5,574)	(15,275)	(2,615)
Current year prior service credit	(73,926)	—	—	—
Amortization of prior service credit/(cost)	6,632	(41)	1,623	(41)
(Settlement)/curtailment	(4,170)	2,323	(2,293)	(64)
Other	5,378	4,058	1,320	(4,638)

Total recognized in other comprehensive income	$(262,161)	$(106,794)	$205,488	$30,143

The actuarial gains were primarily the result of favorable asset performance globally, together with liability gains resulting from the use of higher discount rates in Germany and the UK. The prior service credits resulted from changes to the U.S. plan provisions which will become effective on January 1, 2012.
The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2012 for the Company’s defined benefit pension plans are shown below:

	2012
	North
	America	Europe
Actuarial loss/(gain)	$20,094	$(2,445)
Prior service (credit)/cost	(8,336)	42

Total	$11,758	$(2,403)

The following table provides a reconciliation of the changes in the qualified plans projected benefit obligations and fair value of assets for the years ended June 30, 2011 and 2010, and a statement of funded status as of June 30, 2011 and 2010:

	2011		2010
	North		North
	America	Europe	America	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,974,882	$617,365	$593,725	$355,701
Service cost	46,955	8,239	30,420	7,656
Interest cost	112,391	34,236	77,536	27,501
Actuarial losses/(gains)	32,756	(68,732)	195,603	61,309
Benefit payments	(83,171)	(15,332)	(65,263)	(19,760)
Participant contributions	—	1,740	—	—
Acquisition/business combination/divestiture	—	—	1,139,366	239,603
Plan amendments and other	(55,930)	44	—	2,513
Curtailments	—	(4,889)	—	—
Foreign currency adjustment	24,120	49,693	3,495	(57,158)

Benefit obligation at end of year	$2,052,003	$622,364	$1,974,882	$617,365

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,832,004	$562,542	$517,322	$315,769
Actual return on plan assets	369,875	64,026	103,850	55,514
Company contributions	36,346	19,216	34,388	21,020
Benefit payments	(83,171)	(15,332)	(65,263)	(19,760)
Participant contributions	—	1,740	—	1,820
Acquisition/business combination/divestiture	—	—	1,239,101	241,953
Other	—	(116)	—	(166)
Foreign currency adjustment	19,825	47,083	2,606	(53,609)

Fair value of plan assets, end of year	$2,174,879	$679,159	$1,832,004	$562,541

Funded status at end of year	$122,876	$56,795	$(142,878)	$(54,824)

Accumulated Benefit Obligation	$2,013,171	$602,193	$1,897,011	$601,461

	2011		2010
	North		North
	America	Europe	America	Europe
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$179,546	$56,795	$45,949	$2,568
Noncurrent liabilities	(56,670)	—	(188,827)	(57,392)

Net amount recognized	$122,876	$56,795	$(142,878)	$(54,824)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss/(gain)	$136,080	$(30,437)	$329,076	$65,553
Net prior service (credit)/cost	(61,210)	573	(9,628)	572

Accumulated Other Comprehensive Income	$74,870	$(29,864)	$319,448	$66,125

The following table presents the projected benefit obligation and fair value of plan assets for our qualified plans that have a projected benefit obligation in excess of plan assets as of June 30, 2011 and 2010:

	2011		2010
	North		North
	America	Europe	America	Europe
Projected benefit obligation at end of year	$972,481	$—	$932,277	$594,687
Fair value of plan assets, end of year	$915,811	$—	$743,450	$537,296
As of June 30, 2011, our European plan assets exceeded our plans’ projected benefit obligation.
The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our qualified plans that have an accumulated benefit obligation in excess of plan assets as of June 30, 2011 and 2010:

	2011		2010
	North		North
	America	Europe	America	Europe
Projected benefit obligation at end of year	$277,907	$—	$932,277	$575,196
Accumulated benefit obligation at end of year	$243,221	$—	$854,406	$564,959
Fair value of plan assets at end of year	$223,457	$—	$743,450	$519,880
As of June 30, 2011 our European plan assets, exceeded our plans’ projected benefit obligation as well as the accumulated benefit obligation.
The following table provides a reconciliation of the changes in the North American and European non-qualified plans projected benefit obligations for the years ended June 30, 2011 and 2010, and a statement of funded status as of June 30, 2011 and 2010. The non-qualified plans reflect only the U.S., Canadian and German plans and are unfunded.

	June 30,
	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$627,474	$126,922
Service cost	15,075	9,836
Interest cost	32,213	21,439
Actuarial (gains)/losses	(4,117)	39,032
Benefit payments	(78,242)	(37,003)
Acquisition/business combination/divestiture	—	480,337
Plan amendments and other	(17,127)	698
Foreign currency adjustment	26,328	(13,787)

Benefit obligation at end of year	$601,604	$627,474

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	78,242	37,003
Benefit payments	(78,242)	(37,003)
Participant contributions	—	—
Foreign currency adjustment	—	—

Funded status at end of year	$(601,604)	$(627,474)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(91,499)	(81,743)
Noncurrent liabilities	(510,105)	(545,731)

Net amount recognized	$(601,604)	$(627,474)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$26,826	$39,517
Net prior service credit	(16,600)	(903)

Accumulated Other Comprehensive Income	$10,226	$38,614

Information for plans with obligations in excess of plan assets:
Projected Benefit Obligation	$601,604	$627,474
Accumulated Benefit Obligation	590,644	606,529
Fair value of plan assets	—	—

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
For the legacy Watson Wyatt funded plans, the targeted equity allocation as of June 30, 2011 is 55% in the U.S. plan, 65% in the Canadian plan, 30% in the Netherlands plan, and 46% in the U.K. plan.
For the legacy Towers Perrin funded plans, the targeted equity allocation as of June 30, 2011 is 60% in the U.S. plan, 50% in the Canadian plan and 60% in the U.K. plan. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.
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
The expected return on assets assumption is developed in conjunction with advisors and using our asset model that reflects a combination of rigorous historical analysis and the forward-looking views of the financial markets as revealed through the yield on long-term bonds, the price-earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages. The fair value of our North American and European plan assets by asset category at June 30, 2011 and 2010 are as follows (see Note 6 for a description of the fair value levels):

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1		Level 2				Level 3		Total
	North		North				North
	America	Europe	America		Europe		America	Europe
Asset category:
Cash	$5,837	$15,179	$—		$—		$—	$—	$21,016
Cash equivalents	—	—	40,053		—		—	—	40,053
Equity securities:
U.S. large cap companies	30,479	—	—		—		—	—	30,479
U.S. mid cap companies	73,887	—	—		—		—	—	73,887
U.S. small cap companies	86,199	—	—		—		—	—	86,199
International equities	213,275	14,452	—		—		—	—	227,727
Fixed income:
U.S. treasuries	46,660	—	152,986		—		—	—	199,646
Corporate bonds	—	—	428,156		112,930		—	—	541,086
Other fixed income	72,002	121,247	50,183	(a)	26,263	(a)	—	—	269,695
Pooled funds	—	—	434,208	(b)	353,161	(b)	—	—	787,369
Mutual funds	—	—	488,495		—		—	—	488,495
Limited partnerships	—	—	—		—		50,066	18,085	68,151
Derivatives	—	—	30,377	(d)	—		—	—	30,377
Insurance contracts	—	—	—		—		—	17,841	17,841

Total assets	$528,339	$150,878	$1,624,458		$492,354		$50,066	$35,926	$2,882,021

Liability category:
Derivatives	$—	$—	$32,542	(d)	$—		$—	$—	$32,542

Net assets	$528,339	$150,878	$1,591,916		$492,354		$50,066	$35,926	$2,849,479

	Fair Value Measurements on a Recurring Basis at June 30, 2010
	Level 1		Level 2				Level 3		Total
	North		North				North
	America	Europe	America		Europe		America	Europe
Asset category:
Cash	$1,921	$15,375	$—		$—		$—	$—	$17,296
Cash equivalents	—	—	32,915		—		—	—	32,915
Equity securities:
U.S. large cap companies	21,507	—	—		—		—	—	21,507
U.S. mid cap companies	63,353	—	—		—		—	—	63,353
U.S. small cap companies	83,393	—	24		—		—	—	83,417
International equities	152,369	17,008	—		—		—	—	169,377
Fixed income:
U.S. treasuries	71,090	—	—		—		—	—	71,090
Corporate bonds	—	—	503,942		99,405		—	—	603,347
Other fixed income	64,485	97,935	85,581	(a)	18,011	(a)	—	—	266,012
Pooled funds	—	—	432,490	(b)	291,206	(b)	—	—	723,696
Multi-strategy funds	—	—	146,054	(c)	—		—	—	146,054
Mutual funds	—	—	129,174		—		—	—	129,174
Limited partnerships	—	—	—		—		37,643	9,200	46,843
Derivatives	—	—	4,059	(d)	—		—	—	4,059
Insurance contracts	—	—	—		—		—	14,406	14,406

Net assets	$458,118	$130,318	$1,334,239		$408,622		$37,643	$23,606	$2,392,546

(a)	This category includes municipal and foreign bonds.

(b)	This category includes pooled funds of both equity and fixed income securities. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.

(c)	The fund seeks to exceed the total return of the S&P 500 Index by investing under normal circumstances in S&P 500 Index derivatives, backed by a portfolio of fixed income instruments. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.

(d)	We use various derivatives such as interest rate swaps, futures and options to match the duration of the corporate bond portfolio with the duration of the plan liability.

Following is a description of the valuation methodologies used for investments at fair value:
Cash equivalents: Valued at the net asset value of shares held by the Company at year end as reported by the sponsor of the funds.
U.S. treasury securities: Valued at the closing price reported in the active market in which the individual security is traded.
Fixed Income: Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Other corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
Pooled Funds, Multi-strategy Funds and Mutual Funds: Valued at the net asset value of shares held by the Company at year end as reported by the sponsor of the funds.
Derivative investments: Valued at the closing level of the relevant index or security and interest accrual through the valuation date.
Limited Partnerships: Valued at the net asset value of units held by the Company at year-end, as determined by multiplying the number of units by the current unit value, which is based on the fair value of the underlying assets held in the trust.
Insurance contracts: The fair values are determined using model-based techniques that include option-pricing models, discounted cash flow models, and similar techniques.
The following table reconciles the net plan investments to the total fair value of the plan assets:

	June 30,
	2011	2010
Net assets held in investments	$2,849,479	$2,392,546
Dividend and interest receivable	4,559	11,195
Other liabilities	—	(9,196)

Fair value of plan assets	$2,854,038	$2,394,545

The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended June 30, 2011 and 2010:

	Limited	Insurance
	Partnerships	Contracts	Total
Beginning balance at June 30, 2009	$64,902	$934	$65,836
Increase due to acquisition	—	15,857	15,857
Net actual return on plan assets relating to assets still held at the reporting date	7,223	178	7,401
Net purchases, sales and settlements	(25,099)	(227)	(25,326)
Change in foreign currency exchange rates	(183)	(2,336)	(2,519)

Ending balance at June 30, 2010	$46,843	$14,406	$61,249
Net actual return on plan assets relating to assets still held at the reporting date	6,817	55	6,872
Net purchases, sales and settlements	13,624	719	14,343
Change in foreign currency exchange rates	867	2,661	3,528

Ending balance at June 30, 2011	$68,151	$17,841	$85,992

Benefit payments for our defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Benefit Payments
	North
Fiscal Year	America	Europe	Total
2012	$190,507	$48,216	$238,723
2013	195,981	15,274	211,255
2014	177,386	24,946	202,332
2015	165,501	19,212	184,713
2016	166,389	25,066	191,455
Years 2017 - 2021	935,358	150,483	1,085,841

	$1,831,122	$283,197	$2,114,319

Defined Contribution Plan
Under the legacy Watson Wyatt plan, we sponsor a savings plan that provides benefits to substantially all U.S. associates. We match associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. We made matching contributions of $3.8 million, $3.4 million and $3.9 million to the plan in fiscal years 2011, 2010 and 2009, respectively. We will also make an annual profit sharing contribution to the plan in an amount that is dependent upon our financial performance during the fiscal year. The performance contributions were $3.4 million, $4.2 million and $3.9 million in fiscal years 2011, 2010 and 2009, respectively.
The legacy Watson Wyatt U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%. Company contributions to the plan amounted to $10.0 million, $6.7 million and $6.5 million in fiscal years 2011, 2010 and 2009, respectively.
The legacy Towers Perrin plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all associates within those countries. Certain of these plans provide for a Company match to associate contributions at various rates. In the United States, we provide a matching contribution of 100% of the first 5% of associate contributions. Company contributions to the plan amounted to $18.0 million and $9.4 million in fiscal years 2011 and 2010, respectively. We make contributions of 10% of pay to the legacy Towers Perrin U.K. plan. Company contributions to the U.K. plan amounted to $6.5 million and $3.3 million in fiscal years 2011 and 2010, respectively.
Effective January 1, 2011, all eligible employees hired beginning on that date participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay, and vesting at 100% upon two years of service for employer contributions. All other associates continue participating in their respective legacy plans until January 1, 2012, at which time the legacy plans will be frozen to new contributions and the associates will begin participation in the new savings plan design.
Health Care Benefits
In the legacy Watson Wyatt and Towers Perrin U.S. plans, we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history. The liability totaled $6.8 million and $4.9 million at June 30, 2011 and 2010, respectively. This liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following as of the end of the last two fiscal years:

	June 30,
	2011	2010
Health care cost trend, accumulated benefit obligation (decreasing to 5.00% for 2016 and thereafter)	7.61%	8.03%
Discount rate, accumulated benefit obligation postretirement benefit	5.65%	5.91%
Rate of compensation increase	4.06%	3.29%
Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 9 years.
A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1%	1%
	Increase	Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2011	$967	$(595)
Effect on accumulated postretirement benefit obligation as of June 30, 2011	3,839	(3,202)
Net periodic postretirement benefit cost consists of the following components reflected as expense in our consolidated statements of operations:

	Year Ended June 30,
	2011	2010	2009
Service cost	$4,211	$3,313	$1,157
Interest cost	11,706	8,387	2,495
Expected return on assets	(132)	(66)	—
Amortization of net unrecognized losses/(gains)	1,674	(1,151)	(1,135)
Amortization of prior service credit	(6,842)	(571)	(661)
Curtailment	(2,209)	—	—

Net periodic postretirement benefit cost	$8,408	$9,912	$1,856

Changes in plan assets and benefit obligations were recognized during fiscal 2011 and 2010 and have been included as changes to other comprehensive income for the Company’s other postretirement benefit plans as follows:

	2011	2010
Current year actuarial loss	$12,771	$16,782
Amortization of actuarial (loss)/gain	(1,674)	1,151
Current year prior service credit	(63,745)	—
Amortization of prior service credit	6,842	571
Curtailment	2,209	—
Other	(53)	(156)

Total recognized in other comprehensive income	$(43,650)	$18,348

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2012 for the Company’s other postretirement benefit plans are shown below:

2012
Actuarial loss	$2,334
Prior service credit	(8,765)

Total	$(6,431)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the years ended June 30, 2011 and 2010 and a statement of funded status as of June 30, 2011 and 2010:

	June 30,
	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$245,540	$38,944
Service cost	4,211	3,313
Interest cost	11,706	8,387
Participant contributions	2,795	2,161
Actuarial losses	12,645	16,714
Benefit payments	(14,397)	(8,556)
Acquisition/business combination/divestiture	—	183,112
Medicare Part D	809	708
Plan amendments and other	(63,745)	—
Foreign currency adjustment	2,365	757

Benefit obligation, end of year	$201,929	$245,540

Change in Plan Assets
Fair value of plan assets, beginning of year	$6,575	$—
Company contributions	11,602	6,395
Participant contributions	2,795	2,161
Benefit payments	(14,397)	(8,556)
Actual return on plan assets	5	(2)
Acquisition/business combination/divestiture	—	6,577

Fair value of plan assets, end of year	$6,580	$6,575

Funded status at end of year	$(195,349)	$(238,965)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(5,245)	(4,438)
Noncurrent liabilities	(190,104)	(234,527)

Net amount recognized	$(195,349)	$(238,965)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$12,397	$1,116
Net prior service credit	(57,899)	(2,969)

Accumulated Other Comprehensive Income	$(45,502)	$(1,853)

The following benefit and retiree drug subsidy payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

	Benefit	Retiree drug
Fiscal Year	payments	subsidy
2012	$17,151	$599
2013	18,429	692
2014	19,056	433
2015	20,151	124
2016	21,378	119
Years 2017-2021	123,470	495

	$219,635	$2,462

Note 11 — Debt, Commitments and Contingent Liabilities
The debt, commitments and contingencies described below are currently in effect and would require Towers Watson, or domestic subsidiaries, including Towers Watson Delaware (legacy Watson Wyatt) and Towers Watson Pennsylvania (legacy Towers Perrin), to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.
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
Subordinated Notes due March 2012
On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $97.3 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per-annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our consolidated balance sheet as of June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).
Towers Watson Senior Credit Facility
On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which expires on December 31, 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2011, we were in compliance with our covenants.
As of June 30, 2011 and 2010, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $4.2 million). As of June 30, 2011, a total of BRL $5.3 million (U.S. $3.4 million) was outstanding under this facility.
Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.4 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $6.5 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
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
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company. For the current policy period, SMIC provides us with $50 million of professional liability insurance coverage per claim and in the aggregate, including the cost of defending such claims, above a $1 million per claim self-insured retention. SMIC secured $25 million of reinsurance coverage from unaffiliated reinsurance companies in excess of the $25 million SMIC retained layer.
This structure effectively results in self-insurance for the first $25 million of loss per occurrence or in the aggregate for Towers Watson above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
For the policy period beginning July 1, 2011 and ending July 1, 2012, our professional liability insurance includes a self-insured retention of $1 million per claim. For this policy period, Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, Professional Consultants Insurance Company (“PCIC”). A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self insured retention and coverage was structured substantially similarly to the coverage currently provided by SMIC. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer. from unaffiliated reinsurance companies. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and, as a result, PCIC’s results are consolidated in Towers Watson’s operating results. The PCIC insurance policies will continue to cover professional liability claims above a $1 million per claim self-insured retention for claims reported during the periods these policies were in effect, effectively resulting in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per claim self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development may result in fluctuations in Towers Watson’s earnings.

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
ExxonMobil Superannuation Plan (Australia)
In March 2007, the Trustees of the ExxonMobil (Australia) Superannuation Plan commenced a legal proceeding in the Supreme Court of Victoria against Towers Perrin and the plan sponsors, Esso (Australia) and ExxonMobil (Australia), commenced a similar legal proceeding against Towers Perrin in April 2007 (collectively the “2007 actions”). On May 15, 2009, as the time was expiring to add any additional contributing parties, Towers Perrin filed third-party claims against Watson Wyatt, the successor actuary and Plan administrator. The professional advisors other than Towers Perrin who were named as defendants in the 2007 actions then commenced a separate legal proceeding against Watson Wyatt seeking indemnification and contribution (the “contribution action”).
The complaints in the 2007 actions alleged that while performing administrative and actuarial services for the Superannuation Plan during the period from mid-1990 to 1995, Towers Perrin failed to detect drafting errors made by previous plan advisors including attorneys, when these advisors prepared certain amendments to the Superannuation Plan Deed. These amendments were adopted before Towers Perrin commenced its engagement. Watson Wyatt succeeded Towers Perrin as the plan administrator and plan actuary in 1996 and continues to serve in those capacities. The previous plan advisors also were named as defendants in the 2007 actions.
Plaintiffs alleged that the faulty drafting resulted in the grant of additional, but unintended and unauthorized benefits, to certain Superannuation Plan participants. Plaintiffs further alleged that because Towers Perrin failed to detect the drafting error, benefits were not properly administered and the plan was not properly funded. Towers Perrin administered and valued the plan benefits consistent with what the plan sponsors contend was intended. Watson Wyatt continued to administer and value the benefits in the same manner when it succeeded Towers Perrin in 1996. The estimate of the value of the allegedly unintended benefits at the time all proceedings were settled was AU$510 million.
The Trustee and plan sponsors were engaged since 2001 in a separate legal proceeding (the “rectification action”) which sought an interpretation of the relevant portions of the plan Deed and, if necessary, modification to conform those portions to reflect the manner in which the benefits were intended to be, and were, administered during both the Towers Perrin and Watson Wyatt engagements. The parties to the rectification action (which did not include Towers Perrin and Watson Wyatt) reached an agreement to settle that matter by agreeing to provide a compromise benefit to plan participants, the net present value of which was approximately AU$143.3 million as of October 2009. This settlement was approved by the Court. Subsequently, Towers Perrin and Watson Wyatt concluded a settlement of all claims between and among all parties in all proceedings and on May 2, 2011, the Court entered orders dismissing all claims against all parties in the 2007 actions, thereby concluding fully and finally all legal proceedings. There was no exposure to loss in excess of amounts previously accrued, including the accrual for legal fees.
Former Towers Perrin shareholder litigation
A putative class action lawsuit filed by certain former shareholders of Towers Perrin (the “Dugan Action”) previously was reported in Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-161705) filed on November 9, 2009 by the Jupiter Saturn Holding Company (the “Registration Statement”). As reported in the Registration Statement, the complaint was filed on November 5, 2009 against Towers Perrin, members of its board of directors, and certain members of senior management in the United States District Court for the Eastern District of Pennsylvania.
Plaintiffs in this action are former members of Towers Perrin’s senior management, who left Towers Perrin at various times between 1995 and 2000. The Dugan plaintiffs seek to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, and who also meet certain other specified criteria. The complaint does not contain a quantification of the damages sought.
On December 9, 2009, Watson Wyatt was informed by Towers Perrin of a settlement demand from the plaintiffs in the Dugan Action. Although the complaint in the Dugan Action does not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated to Towers Perrin on December 8, 2009 and in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the proposed class. Plaintiffs requested that Towers Perrin communicate the settlement demand to Watson Wyatt.
On December 17, 2009, four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the “Allen Action") in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. We anticipate a fifth plaintiff will be added to this action. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.
On January 15, 2010, another former Towers Perrin shareholder who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action") in the United States District Court of the Eastern District of Pennsylvania also alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15%) of eHRO. Pao seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who are excluded from the proposed class in the Dugan Action. Towers Watson is also named as a defendant in the Pao Action.
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
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties are currently engaged in fact discovery. At this stage of the proceedings, the Company has concluded that, because the parties remain in the relatively early stages of discovery, a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.
Towers Watson continues to believe the claims in these lawsuits are without merit and intends to continue to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.
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
As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission (“CFTC”) filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities Exchange Commission filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $38.2 million of its investment in the Westridge Funds from the receivership. The Company has declined Acument’s demand for compensation and plans to defend vigorously against any legal proceedings that may ensue. Accordingly, a loss is neither probable nor estimable, and we are unable to estimate a reasonably possible loss or range of loss.

Note 12 — Comprehensive Income/(Loss)
Comprehensive income/(loss) includes net income, additional minimum pension liability, unrealized gains and losses on available for sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the fiscal year ended June 30, 2011, comprehensive income was $619.7 million. For the fiscal year ended June 30, 2010, comprehensive income was $173.8 million.
The components of accumulated other comprehensive loss along with the respective position in the consolidated balance sheets are comprised of the following:

	June 30,
	2011	2010
Foreign currency translation	$(2,726)	$(157,721)
Unrealized gain (loss) on derivative instruments, net of tax of $(764) and $1,292	1,172	(1,986)
Unrealized gain on available for sale securities, net of tax of $(101) and $(29)	1,066	98
Pension and postretirement, net of tax of $4,700 and $149,854	(12,817)	(276,720)

Accumulated other comprehensive loss	$(13,305)	$(436,329)

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
On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-2	5,561,630	January 1, 2012
B-3	5,675,488	January 1, 2013
B-4	5,415,035	January 1, 2014
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
The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may have occurred after January 1, 2011 on the market price of Class A common stock. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders in the aggregate principal amount of $97.3 million.
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of June 30, 2011.

Stock Class	Number of Shares	Conversion Date
A	1,217,281	January 1, 2012
A	1,217,281	January 1, 2013
For the fiscal years ended June 30, 2011 and 2010, we recorded $71.7 million and $48.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest as separate awards over one, two and three years.
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
Approximately 108,000 shares, 146,000 shares and 145,000 shares were issued under this plan during fiscal years 2011, 2010 and 2009, respectively.
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
During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. For the fiscal year ended June 30, 2011, we recorded $3.2 million of stock-based compensation related to this grant.
During the fiscal year ended June 30, 2011 35,700 RSUs were granted respectively to certain employees. The award of 7,200 RSUs vested immediately in the third quarter of fiscal 2011 and the award of 28,500 RSUs vest in equal annual installments over a three-year period ending January 1, 2013 based on continued employment through each vesting period. For the fiscal year ended June 30, 2011, we recorded $1.5 million of stock-based compensation related to these grants.
     Outside Directors
In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the fiscal year ended June 30, 2011, 24,710 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2011. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors which vest in equal annual installments over a three year period ending January 1, 2013. Also in fiscal year 2010, 9,844 restricted stock units were granted for the annual award for outside directors for service on the board of directors from January 1, 2010 through June 30, 2010. A board member did not stand for re-election in fiscal year 2011 resulting in a reversal of previously recorded compensation expense. We recorded $1.3 million of non-cash stock based compensation for the fiscal year ended June 30, 2011 related to these awards for outside directors.
The table below presents restricted stock units activity and weighted average fair values for the fiscal years 2011 and 2010:

	Number of	Weighted Average
	Shares	Fair Value
	(thousands)
Nonvested at June 30, 2010	24.0	$48.98
Granted	185.6	46.07
Vested	(32.1)	47.54
Forfeited (1)	(4.7)	44.69

Nonvested and expected to vest as of June 30, 2011	172.9	46.31

(1)	Forfeited shares represent performance shares that are not estimated to vest for the year ended June 30, 2011.
As of June 30, 2010, $7.0 million of total stock-based compensation related to the nonvested awards above has not yet been recognized. We expect that this expense will be recognized in our consolidated statement of operations over the next 2.0 weighted-average years.
Stock Options
There were no grants of stock options during the fiscal year ended June 30, 2011 under the 2009 Plan.
During the fiscal year ended June 30, 2010, 108,933 fully vested stock options were granted under the 2009 Plan with an exercise price equal to the grant date fair value of Towers Watson Class A common stock of $45.88. As a result, the Company recorded $1.3 million of stock-based compensation in the fiscal year ended June 30, 2010. There were no grants of stock options in the fiscal year ended June 30, 2009 under the 2009 Plan.

Also during the fiscal year ended June 30, 2010, 125,648 stock options were granted under the Watson Wyatt 2000 Long-term Incentive Plan with an exercise price equal to the grant date market price of Watson Wyatt’s common stock of $42.47 with a three-year vesting term. All outstanding Watson Wyatt stock options became fully vested at the time of the Merger with the exercise price as of the original grant date and the unamortized grant date fair value of the options was recorded as expense. As a result, we recorded stock-based compensation of $1.3 million during fiscal year 2010. There were no grants of stock options during the fiscal year ended June 30, 2009 under the Watson Wyatt 2000 Long-term Incentive Plan.
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

	Year Ended	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2011	2010	2009
Stock option grants:
Risk-free interest rate	—%	1.40%	—%
Expected lives in years	—	3	—
Expected volatility	—%	37.2%	—%
Dividend yield	—%	0.6%	—%
Weighted-average grant date fair value of options granted	$—	$11.02	$—
Number of shares granted	—	234,581	—
The table below presents stock option activity during fiscal year 2011 and options outstanding and exercisable at June 30, 2011.

		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
	(thousands)		(thousands)	(years)
Outstanding at June 30, 2010	234.6	$44.05
Granted	—	—
Exercised	(47.0)	43.83	$424.7
Forfeited	—	—
Expired	—	—

Outstanding and Exercisable at June 30, 2011	187.6	$44.11	$4,051.8	6.4

Information regarding stock options outstanding at June 30, 2011 is as follows:

	Outstanding			Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number of	Contractual	Average	Number of	Contractual	Average
Exercise Price	Shares	Life	Exercise Price	Shares	Life	Exercise Price
	(thousands)	(years)		(thousands)	(years)
$42.47	97.4	6.8	$42.47	97.4	6.8	$42.47
$45.88	90.2	6.1	$45.88	90.2	6.1	$45.88

$42.47 to $45.88	187.6		$44.11	187.6		$44.11

The aggregate intrinsic value is the sum of the amounts by which he quoted market price of our common stock exceeded the exercise price of the options at June 30, 2011, for those options for which the quoted market price was in excess of the exercise price.
Former Watson Wyatt Plans and Change of Control Provisions
The following former Watson Wyatt Plans were not assumed by Towers Watson and all obligations under the plans have been met. The following reflects the activity in these plans for the fiscal years ended June 30, 2010 and 2009.
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
During the second quarter of fiscal 2010, Watson Wyatt’s management evaluated the performance metrics of the SBI 2008 for Select Associates, and based on an update to the forecast for the remaining performance period, the accrual of compensation expense recorded was $3.0 million in the three months ended December 31, 2009. Approximately $3.4 million of compensation expense was recorded relative to the SBI plans during the third quarter of fiscal year 2010 as a result of change of control provisions. In addition, 142,081 of fully vested deferred restricted stock units from the fiscal year 2005 through 2007 plans were distributed subsequent to the Merger as the 2001 Deferred Stock Unit Plan for Selected Employees was not assumed by Towers Watson. Stock-based compensation expense of $6.3 million and $1.0 million was recorded pursuant to this plan during fiscal years 2010 and 2009, respectively.
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
Note 15 — Income Taxes
Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income before income taxes are as follows:

	2011	2010	2009
Domestic	$206,975	$27,375	$127,811
Foreign	119,666	142,542	93,923

	326,641	169,917	221,734

The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2011	2010	2009
Current tax expense:
U.S. federal	$44,360	$6,288	$31,899
State and local	15,489	3,109	7,067
Foreign	55,619	46,644	22,105

	115,468	56,041	61,071

Deferred tax (benefit) expense:
U.S. federal	(4,186)	(2,656)	7,405
State and local	3,353	(4,888)	2,359
Foreign	15,281	2,410	4,441

	14,448	(5,134)	14,205

Total provision for income taxes	$129,916	$50,907	$75,276

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30,
	2011	2010	2009
Tax provision at U.S. federal statutory tax rate of 35 percent	$114,325	$59,471	$77,607
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(19,639)	(4,013)	(7,613)
State income taxes, net of federal tax effect	13,095	88	6,579
Non-deductible expenses and foreign dividend	10,477	5,350	4,764
Tax credits	(5,041)	(6,247)	(4,702)
Valuation allowance	15,214	(19,925)	—
Medicare Part D subsidy	—	9,367	—
Legal entity restructuring	—	5,636	—
Other	1,485	1,180	(1,359)

Income tax provision	$129,916	$50,907	$75,276

The provision for income taxes for fiscal year 2011 is 39.8% compared with 30.0% in fiscal year 2010. Our effective tax rate increased for fiscal year 2011 as compared to fiscal year 2010 primarily due to a change in the mix of income between foreign and U.S. operations and an increase in the valuation allowance for foreign jurisdictions for fiscal year 2011. The effective tax rate in fiscal year 2010 was significantly lower due to a valuation allowance release on U.S. foreign tax credits as we determined that it was more likely than not that these foreign tax credits would be realized within the carryforward period.

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.
Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2011, and 2010, are comprised of the following:

	June 30,
	2011	2010
Depreciation and amortization	$(90,074)	$(84,047)
Trademarks and tradename	(116,127)	(116,127)
Goodwill	(15,915)	(9,459)
Unbilled receivables	(42,284)	(33,292)
Deferred tax liability on unremitted earnings	(3,745)	(7,591)
Other	(9,619)	(20,858)

Gross deferred tax liabilities	$(277,764)	$(271,374)

Accrued retirement benefits	$218,855	$378,100
Deferred rent	10,684	5,157
Net operating loss carryforwards	61,308	50,712
Share-based compensation	48,102	26,084
Accrued liabilities	61,617	63,803
Accrued compensation	25,698	21,881
Deferred revenue	49,587	43,976
Foreign tax credit	50,060	47,189
Other	29,070	35,997

Gross deferred tax assets	$554,981	$672,899

Deferred tax assets valuation allowance	$(62,454)	$(37,206)

Net deferred tax asset	$214,763	$364,319

The net deferred income tax assets at June 30, 2011 are classified between current deferred tax assets of $59.9 million and current deferred tax liabilities of $(5.4) million and noncurrent deferred tax assets of $188.6 million and noncurrent deferred tax liabilities of $(28.3) million.
We maintain a valuation allowance of $62.5 million and $37.2 million at June 30, 2011 and 2010, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized.
The net change in the valuation allowance of $25.3 million in fiscal year 2011 primarily relates to increased losses in foreign jurisdictions where the Company does not recognize a tax benefit.
At June 30, 2011, we had loss carryforwards for tax purposes in federal and various foreign jurisdictions amounting to $205.4 million of which $137.0 million can be indefinitely carried forward under local statutes. The remaining $68.4 million of loss carryforwards will expire, if unused, in varying amounts from 2012 through 2031. At June 30, 2011 we had state tax loss carryforwards of $143.2 million, which will expire in varying amounts from 2014 to 2031. In addition, at June 30, 2011 we had foreign tax credit carryforwards of $50.1 million, which will expire in varying amounts from 2016 to 2020.
Historically, we have not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. As a result of the Merger, we expect to repatriate all historical earnings accrued through June 30, 2011 in our acquired Towers Perrin Canadian subsidiary. The cumulative deferred tax liability on unremitted earnings is $3.7 million at June 30, 2011. In fiscal year 2012 we intend to change our assertion with respect to the acquired Towers Perrin Canadian subsidiary as a result of the Company’s increasing cash needs for non U.S. legal entity restructuring and future integration.
We continue to assert that the historical cumulative earnings of our other foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. These earnings relate to ongoing operations and at June 30, 2011 were approximately $618.0 million. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-

term investment requirements, necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
At June 30, 2011, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, was $39.8 million. This liability can be reduced by $8.8 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The entire net difference of $31.0 million, if recognized, would impact our effective tax rate. During the year, the liability for unrecognized tax benefits, excluding interest and penalties, increased by $6.5 million.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at July 1	$33,266	$9,414	$11,034
Increases related to current year acquisitions	—	24,515	—
Increases related to tax positions in prior years	797	1,257	248
Decreases related to tax positions in prior years	(3,744)	(4,245)	(213)
Decreases related to settlements	—	(283)	(786)
Decreases related to lapse in statute of limitations	(485)	(1,781)	(1,562)
Increases related to current year tax positions	8,378	4,830	1,116
Cumulative translation adjustment	1,572	(441)	(423)

Balances at June 30	$39,784	$33,266	$9,414

The liability for the periods ended June 30, 2010 and 2009, respectively, may be reduced by $7.4 million and $7.5 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2011, we had accrued interest of $4.0 million and penalties of $0.4 million, totaling $4.4 million. At June 30, 2010, we had accrued interest of $2.8 million and penalties of $0.4 million, totaling $3.2 million.
Tax expense for the fiscal year ended June 30, 2011 includes interest expense of $0.6 million and no penalties. Tax expense for the year ended June 30, 2010 includes an interest benefit of $0.9 million and a penalty benefit of $0.3 million. Interest and penalties accrued for the year ended June 30, 2009 were not material.
We believe that it is reasonably possible there will be a $0.8 million decrease in the liability for unrecognized tax benefits within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The income tax examinations in the U.S. for the tax years 2002-2008 in connection with amended returns that were filed to claim foreign tax credits was settled in fiscal year 2011 and the refund claim has been approved by the Joint Committee on Taxation. As a result the federal unrecognized tax benefits related to these tax years have been released through the income statement in the quarter ended June 30, 2011. We are also under income tax examinations in certain states for tax years ranging from 2003 to 2008. The statute of limitations in certain states extends back to tax year 1998 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years
(fiscal year ending in)
United States — federal	2009 and forward
United States — various states	1998 and forward
Canada — federal	2003 and forward
Germany	2004 and forward
The Netherlands	2008 and forward
United Kingdom	2009 and forward

Note 16 — Segment Information
Towers Watson has three reportable operating segments or practice areas:
(1)	Benefits

(2)	Risk and Financial Services

(3)	Talent and Rewards
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
The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2011:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,857,047	$740,721	$543,507	$3,141,275
Net operating income	609,133	181,970	96,791	887,894
Depreciation and amortization	21,888	6,239	7,342	35,469
Receivables	460,492	167,709	119,921	748,122
The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2010:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,470,817	$494,961	$351,709	$2,317,487
Net operating income	441,159	112,373	17,417	570,949
Depreciation and amortization	26,509	6,520	8,736	41,765
Receivables	400,169	132,487	107,465	640,121
The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2009:

		Risk and	Talent and
	Benefits	Financial Services	Rewards	Total
Revenue (net of reimbursable expenses)	$1,119,753	$278,986	$223,001	$1,621,740
Net operating income	327,832	62,579	16,709	407,120
Depreciation and amortization	24,471	4,397	7,426	36,294
Receivables	226,445	49,607	32,919	308,971

A reconciliation of the information reported by segment to the consolidated amounts follows as of and for the fiscal years ended June 30, (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Revenue:
Total segment revenue	$3,141,275	$2,317,487	$1,621,740
Reimbursable expenses and other	118,176	70,342	54,289

Revenue	$3,259,451	$2,387,829	$1,676,029

Net Operating Income:
Total segment net operating income	$887,894	$570,949	$407,120
Differences in allocation methods (1)	18,934	7,012	(1,183)
Amortization of intangibles	(51,989)	(31,280)	(13,892)
Transaction and integration expenses	(100,535)	(87,644)	—
Stock-based compensation and restricted A shares	(71,715)	(48,006)	—
Discretionary compensation	(337,694)	(236,154)	(167,590)
Other non-operating income	19,349	11,304	4,926
Other, net	(37,603)	(16,264)	(7,478)

Income before income taxes	$326,641	$169,917	$221,903

Depreciation and Amortization Expense:
Total segment expense	$35,469	$41,765	$36,294
Intangible asset amortization, not allocated to segments	51,989	31,280	13,892
Information technology and other	43,117	28,039	23,262

Total depreciation and amortization expense	$130,575	$101,084	$73,448

Receivables:
Total segment receivables — billed and unbilled (2)	$748,122	$640,121	$308,971
Valuation differences and other	30,808	(2,607)	(6,561)

Total billed and unbilled receivables	778,930	637,514	302,410
Assets not reported by segment	4,320,020	3,936,103	1,323,909

Total assets	$5,098,950	$4,573,617	$1,626,319

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

(2)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.
The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
North America	$1,865,299	$1,325,876	$835,941	$1,588,876	$1,331,241	$201,450
Europe	1,158,567	888,076	701,035	1,607,604	1,352,990	733,887
Rest of World	235,585	173,877	139,053	63,650	49,232	13,470

	$3,259,451	$2,387,829	$1,676,029	$3,259,830	$2,733,463	$948,807

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

	Fiscal Year Ended June 30,
	2011			2010			2009
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income attributable to controlling interests	$194,437			$120,597			$146,458
Less: Income allocated to participating securities	(9,324)			(4,323)			—

Income available to common shareholders	$185,113	70,523	$2.62	$116,274	57,135	$2.04	$146,458	42,690	$3.43

Diluted EPS
Share-based compensation awards	—	64		—	115		—	171

Income available to common shareholders	$185,113	70,587	$2.62	$116,274	57,250	$2.03	$146,458	42,861	$3.42

Stock options of 108.9 thousand were outstanding as of June 30, 2010, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 18 — Unaudited Quarterly Financial Data
Summarized quarterly financial data for the years ended June 30, 2011 and 2010 are as follows (in thousands, except per share amounts):

	2011 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$751,441	$790,664	$866,081	$851,265
Income from operations	59,190	62,053	102,273	89,647
Income before income taxes	58,859	71,398	108,126	88,258
Net income attributable to controlling interests	33,242	48,103	69,236	43,856
Earnings per share:
Net income, basic	$0.45	$0.65	$0.94	$0.59
Net income, diluted	$0.45	$0.65	$0.94	$0.59

	2010 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$401,345	$432,614	$803,963	$749,907
Income from operations	43,141	45,809	51,145	24,350
Income before income taxes	45,079	46,093	49,696	29,049
Net income attributable to controlling interests	29,781	23,872	8,815	58,129
Earnings per share:
Net income, basic	$0.70	$0.57	$0.12	$0.77
Net income, diluted	$0.69	$0.56	$0.12	$0.77
The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

TOWERS WATSON & CO.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

		Additions
	Balance	Charged	Additions
	at	Against	Charged	Additions		Balance
	Beginning	(Credited	to	Resulting		at
	of	to)	Other	From		End of
Description	Year	Revenue	Accounts	Acquisitions	Deductions	Year
			Year Ended June 30, 2011
Allowance for uncollectible accounts	$7,975	$13,004	$—	$—	$(8,343)	$12,636
Allowance for unbillable accounts	11,696	5,027	—	—	—	16,723
Valuation allowance for deferred tax assets	37,206	—	28,892	—	(3,644)	62,454

			Year Ended June 30, 2010
Allowance for uncollectible accounts	$4,452	$11,759	$—	$—	$(8,236)	$7,975
Allowance for unbillable accounts	9,115	2,581	—	—	—	11,696
Valuation allowance for deferred tax assets	10,884	—	(20,868)	47,190	—	37,206

			Year Ended June 30, 2009
Allowance for uncollectible accounts	$8,544	$5,355	$—	$—	$(9,447)	$4,452
Allowance for unbillable accounts	11,700	—	—	—	(2,585)	9,115
Valuation allowance for deferred tax assets	12,524	—	(1,640)	—	—	10,884

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
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Towers Watson & Co. (1)

3.2	Amended and Restated Bylaws of Towers Watson & Co. (2)

4.1	Indenture, dated as of June 15, 2010, between Towers Watson & Co. and Wilmington Trust FSB, as Trustee, and form of Towers Watson Notes. (3)

10.1	Credit Agreement dated as of January 1, 2010, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (4)

10.2	Towers Watson & Co. 2009 Long Term Incentive Plan.** (5)

10.3	Form of Transaction Based Compensation Agreement between Towers, Perrin, Forster & Crosby, Inc. (now known as Towers Watson Pennsylvania Inc.) and certain executives.** (6)

10.4	Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (7)

10.5	Form of Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (8)

10.6	Form of Transaction Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (9)

10.7	Form of Indemnification Agreement with directors and executive officers.** (10)

10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K).** (11)

10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.).** (11)

10.1	Share Purchase Plan 2005 (Spain).** (11)

10.11	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme.** (11)

10.12	Watson Wyatt Amended and Restated Senior Officer Deferred Compensation Plan.** (12)

10.13	Watson Wyatt Amended Voluntary Deferred Compensation Plan for Non-Employee Directors.** (13)

10.14	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan.** (14)

10.15	Towers Watson & Co. Compensation Plan for Non-Employee Directors.** (15)

10.16	Voluntary Deferred Compensation Plan for Non-Employee Directors.** (15)

10.17	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan.** (16)

10.18	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)** (17)

10.19	Appendix A to Awards (setting forth performance criteria for 2010 — 2013 performance period)** (18)

10.20	Watson Wyatt & Company Holdings Incentive Compensation Plan

21.1	Subsidiaries of Towers Watson & Co.*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

Exhibit
Number	Description of Exhibit
32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

**	Designates management contracts and compensation plans.

(1)	Incorporated by reference to Exhibit 3.1 to the Form S-1/A filed by the Company on September 13, 2010.

(2)	Incorporated by reference to Exhibit 3.4 to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).

(3)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-168201) filed by the Company on July 19, 2010.

(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 4, 2010.

(5)	Incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus.

(6)	Incorporated by reference to Exhibit 10.4 to the Joint Proxy Statement/Prospectus.

(7)	Incorporated by reference to Exhibit 10.5 to the Joint Proxy Statement/Prospectus.

(8)	Incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus.

(9)	Incorporated by reference to Exhibit 10.7 to the Joint Proxy Statement/Prospectus.

(10)	Incorporated by reference to Exhibit 10.8 to the Joint Proxy Statement/Prospectus.

(11)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.

(12)	Incorporated by reference to Exhibit 10.11 to the Joint Proxy Statement/Prospectus.

(13)	Incorporated by reference to Exhibit 10.12 to the Joint Proxy Statement/Prospectus.

(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.

(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.

(16)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 30, 2010.

(18)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 30, 2010.