Form 10-Q
period 2011-09-30
Towers Watson & Co.
filed 2011-11-09
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34594

TOWERS WATSON & CO.

(Exact name of registrant as specified in its charter)

Delaware	27-0676603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Third Avenue New York, NY	10022
(Address of principal executive offices)	(zip code)

(212) 725-7550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011 there were 53,115,332 outstanding shares of Class A Common Stock and 2,864,551 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,547,733 outstanding shares of Class B-2 Common Stock at a par value of $0.01; 5,661,591 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,381,794 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue	$810,351	$751,441

Costs of providing services:
Salaries and employee benefits	497,473	491,657
Professional and subcontracted services	64,272	58,068
Occupancy	35,371	35,472
General and administrative expenses	62,812	58,484
Depreciation and amortization	34,507	30,880
Transaction and integration expenses	20,907	17,690

	715,342	692,251

Income from operations	95,009	59,190

Income from affiliates	292	164
Interest income	1,316	1,295
Interest expense	(2,674)	(3,353)
Other non-operating income	1,844	1,563

Income before income taxes	95,787	58,859

Provision for income taxes	35,501	25,130

Net income before non-controlling interests	60,286	33,729

Net income attributable to non-controlling interests	582	487

Net income attributable to controlling interests	$59,704	$33,242

Earnings per share:
Net income attributable to controlling interests — basic	$0.82	$0.45

Net income attributable to controlling interests — diluted	$0.82	$0.45

Weighted average shares of common stock, basic (000)	73,090	74,235

Weighted average shares of common stock, diluted (000)	73,253	74,306

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	September 30, 2011	June 30, 2011

Assets
Cash and cash equivalents	$364,069	$528,923
Restricted cash	167,501	153,154
Short-term investments	45,264	43,682
Receivables from clients:
Billed, net of allowances of $13,185 and $12,636	451,258	502,910
Unbilled, at estimated net realizable value	308,774	276,020

	760,032	778,930

Other current assets	140,037	145,862

Total current assets	1,476,903	1,650,551

Fixed assets, net	263,193	252,343
Deferred income taxes	160,661	188,569
Goodwill	1,877,689	1,943,574
Intangible assets, net	673,312	694,922
Other assets	350,337	368,991

Total Assets	$4,802,095	$5,098,950

Liabilities
Accounts payable, accrued liabilities and deferred income	$250,153	$285,793
Employee-related liabilities	360,047	573,214
Fiduciary liabilities	167,501	147,902
Notes payable	99,848	99,341
Other current liabilities	17,509	71,944

Total current liabilities	895,058	1,178,194
Revolving credit facility	75,071	—
Accrued retirement benefits and other employee-related liabilities	787,472	811,779
Professional liability claims reserve	298,380	312,258
Other noncurrent liabilities	195,558	194,049

Total Liabilities	2,251,539	2,496,280

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 57,954,879 and 57,897,889 issued and 56,285,100 and 56,949,548 outstanding	579	579
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 16,593,873 and 16,651,890 issued and 16,593,873 and 16,651,890 outstanding	166	167
Additional paid-in capital	1,789,289	1,773,285
Treasury stock, at cost — 1,669,779 and 948,341 shares	(95,321)	(52,360)
Retained earnings	936,831	883,161
Accumulated other comprehensive loss	(92,647)	(13,305)

Total Stockholders’ Equity	2,538,897	2,591,527

Non-controlling interest	11,659	11,143

Total Equity	2,550,556	2,602,670

Total Liabilities and Total Equity	$4,802,095	$5,098,950

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows used in operating activities:
Net income before non-controlling interests	$60,286	$33,729
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful receivables from clients	8,484	4,370
Depreciation	21,194	19,110
Amortization of intangible assets	13,313	11,770
Provision for deferred income taxes	22,455	4,403
Equity from affiliates	212	(202)
Stock-based compensation	16,004	24,225
Other, net	2,107	(1,643)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(12,879)	(34,422)
Restricted cash	(15,952)	(2,535)
Other current assets	(6,952)	(7,345)
Other noncurrent assets	(13,437)	(2,262)
Accounts payable, accrued liabilities and deferred income	(27,671)	14,308
Employee-related liabilities	(179,690)	(68,981)
Fiduciary liabilities	21,204	2,535
Accrued retirement benefits and other employee-related liabilities	(2,765)	(30,597)
Professional liability claims reserves	(41,582)	(16,593)
Other current liabilities	143	4,103
Other noncurrent liabilities	(6,403)	4,630
Income tax related accounts	(4,798)	6,982

Cash flows used in operating activities	$(146,727)	$(34,415)

Cash flows used in investing activities:
Cash paid for business acquisitions	—	(3,491)
Purchases of fixed assets	(33,317)	(6,290)
Capitalized software costs	(5,323)	(5,588)
Purchases of held-to-maturity securities	—	(14,295)
Purchases of available-for-sale securities	—	(20,201)
Redemption of available-for-sale securities	28,328	17,691
Proceeds from divestitures	—	1,318

Cash flows used in investing activities	$(10,312)	$(30,856)

Cash flows from/(used in) financing activities:
Borrowings under credit facility	75,000	164
Dividends paid	(5,376)	(5,248)
Repurchases of common stock	(54,765)	—
Tax payment on vested shares	(6,046)	—
Issuances of common stock and excess tax benefit	1,276	1,337

Cash flows from/(used in) financing activities	$10,089	$(3,747)

Effect of exchange rates on cash	$(17,904)	$14,576

Decrease in cash and cash equivalents	(164,854)	(54,442)

Cash and cash equivalents at beginning of period	528,923	435,927

Cash and cash equivalents at end of period	$364,069	$381,485

Supplemental disclosures:
Cash paid for interest	$110	$933

Cash paid for income taxes, net of refunds	$19,747	$12,505

Common stock issued upon the vesting of our SEP plan restricted stock units	$16,574	$—

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670
Comprehensive income/(loss)
Net income	—	—	—	—	—	—	59,704	—	582	60,286
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	7,448	—	7,448
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(85,925)	—	(85,925)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	(345)	(66)	(411)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(520)	—	(520)

Total comprehensive loss		—	—	—	—					(19,122)
Repurchases of common stock	—	—	—	—	—	(54,765)	—	—	—	(54,765)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(39)	—	—	—	(39)
Exercises of stock options and purchases under our ESPP	—	—	—	—	—	1,237	—	—	—	1,237
Restricted stock unit vesting	—	—	—	—	—	10,606	—	—	—	10,606
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(6,034)	—	—	(6,034)
Stock-based compensation	—	—	—	—	16,004	—	—	—	—	16,004

Acceleration of Class B shares to Class A shares	57	—	(58)	(1)	—	—	—	—	—	(1)

Balance as of September 30, 2011	57,955	$579	16,594	$166	$1,789,289	$(95,321)	$936,831	$(92,647)	$11,659	$2,550,556

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 — Organization and Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2011 was derived from Towers Watson’s audited financial statements.

Towers Watson was formed on January 1, 2010, pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 (the “Merger Agreement”). Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) combined their businesses through two simultaneous mergers (the “Merger”) and became wholly-owned subsidiaries of Jupiter Saturn Holding Company, which subsequently changed its name to Towers Watson & Co. Since the consummation of the Merger, Towers Perrin changed its name to Towers Watson Pennsylvania Inc., and Watson Wyatt changed its name to Towers Watson Delaware Holdings Inc. However, for ease of reference, we continue to use the legacy Towers Perrin and Watson Wyatt names throughout this Report.

Our fiscal year 2012 began July 1, 2011 and ends June 30, 2012.

The results of operations for the three months ended September 30, 2011 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2012. The results reflect certain estimates and assumptions made by management including those estimates used in calculating consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, to be cash equivalents.

Restricted Cash — Our restricted cash balance as of September 30, 2011 and June 30, 2011 includes $164.4 million and $147.9 million, respectively, of cash primarily received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to the current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, at September 30, 2011 and June 30, 2011 we had $3.1 million and $5.3 million, respectively, of restricted cash from our clients for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows.

Change to Presentation of our Balance Sheet and Cash flows — We have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased total ending cash and cash equivalents on the statement of cash flows for the three months ended September 30, 2010 by $169.6 million related to the amount of reinsurance cash received from Towers Perrin in the Merger. In addition, the change in restricted cash for the three months ended September 30, 2010 is included as an increase in restricted cash in the cash flows from operating activities of $2.5 million, which is offset by an increase in fiduciary payables.

Change to Presentation of our Employee-Related Liabilities—To provide enhanced disclosure of our employee-related liabilities we have changed the presentation in our consolidated balance sheets as of June 30, 2011 and 2010. We disaggregated and reduced the other current liabilities by $175.5 million and accounts payable, accrued liabilities and deferred income by $398.0 million and combined the amounts associated with employee-related liabilities of $573.2 million in a separate line item. In addition, we reclassified $27.1 million of noncurrent employee-related liabilities from the other noncurrent liabilities line item to the accrued retirement benefits and other employee-related liabilities line item which previously did not exist. In addition, the same changes are represented in the consolidated statements of cash flows.

Note 2 — Acquisitions.

In conjunction with the Merger of Watson Wyatt and Towers Perrin on January 1, 2010, consideration in the form of shares of Towers Watson common stock issued to Towers Perrin shareholders had been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4. The outstanding shares listed in our Restricted Stock footnote reflect a reduction of shares through our tender offer and our secondary public offering, by the acceleration of vesting due to involuntary associate terminations and by the conversion of Class B-1 shares to Class A shares on January 1, 2011. The Class B-2, B-3 and B-4 common stock will generally convert into freely tradable Class A common stock on January 1, 2012, January 1, 2013 and January 1, 2014, respectively.

During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by Accounting Standards Codification 805, Business Combinations (“ASC 805”). The following summary is provided to give our investors better understanding of our recent strategic acquisitions.

On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complements our Technology and Administration Solutions practice in our Benefits segment. The estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $13.9 million and the relief from royalty method for the developed technology intangible of $4.0 million. Significant assumptions used in the valuation were: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. As of June 30, 2011, we finalized our accounting for the acquisition of Aliquant and had recorded $49.5 million of goodwill related to the acquisition of Aliquant. In the first quarter of fiscal year 2012, we reversed into non operating income a $1.0 million contingent liability established for earn-out provisions when it was determined that achievement of these provisions was not probable.

On January 31, 2011, Towers Watson purchased EMB, a large specialist property/casualty consulting and software company. The EMB business complements our Risk Consulting and Software line of business in our Risk and Financial Services segment. We paid $69.8 million cash and issued common stock valued at $11.4 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock on January 1, 2013 and 2014, respectively. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $16.9 million in consideration. The purchase agreement calls for deferred cash payments totaling $27.9 million which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third and fourth quarters of fiscal 2011, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of deferred revenue and intangibles: $13.5 million of customer related intangibles, $12.1 million of developed technology, $1.6 million of in-process technology and $0.6 million of unfavorable lease agreements. We estimated that a discount of $9.6 million was required to record the fair value of the deferred maintenance revenue acquired based on the cost of maintenance plus a modest profit over the remaining contract period. We finalized our initial assessment of deferred income tax amounts and recorded $2.9 million of deferred tax liabilities. As a result, we determined that total consideration transferred was $101.9 million and goodwill was $59.0 million.

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of September 30, 2011 and June 30, 2011:

	September 30, 2011			June 30, 2011
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
Short-term investments: due in one year or less	$44,898	$319	$45,217	$43,227	$430	$43,657
Non-current assets: due in one through five years	22,097	519	22,616	49,625	769	50,394

Proceeds from sales and maturities of investments for fixed income securities during the three months ended September 30, 2011 were $28.3 million, resulting in insignificant realized losses. Proceeds from the sales and maturities of fixed income securities during the three months ended September 30, 2010 were $17.7 million, resulting in a realized gain of $0.1 million. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	All Other	Total
Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$1,214	$1,943,574
Deferred tax adjustment	—	8,247	—	—	8,247
Translation adjustment	(37,340)	(33,370)	(3,422)	—	(74,132)

Balance as of September 30, 2011	$1,251,019	$513,641	$111,815	$1,214	$1,877,689

The $8.2 goodwill adjustment in Risk and Financial Services reflects the modification of deferred tax amounts related to the acquisition of EMB, which was completed on January 31, 2011.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended September 30, 2011:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2011	$202,155	$113,767	$5,438	$321,360
Intangible assets disposed of during the period	—	—	(508)	(508)
Amortization	(7,105)	(6,208)	(208)	(13,521)
Translation adjustment	(7,547)	2,918	(87)	(4,716)

Balance as of September 30, 2011	$187,503	$110,477	$4,635	$302,615

For the three months ended September 30, 2011, we recorded $ 13.3 million of amortization related to our intangible assets. For the three months ended September 30, 2010, we recorded $11.8 million of amortization related to our intangible assets.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $ 370.7 million and $373.6 million as of September 30, 2011 and June 30, 2011, respectively. The change during the period was due to foreign currency translation adjustment.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of September 30, 2011 and June 30, 2011, this liability was $ 20.1 million and $ 21.3 million, respectively. The change for the three months ended September 30, 2011 was comprised of a reduction to rent expense of $1.0 million and translation of $0.2 million.

Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2011 and September 30, 2011. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the carrying value of finite-lived intangible assets as of September 30, 2011 and June 30, 2011:

	As of September 30, 2011		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer related intangibles	$271,841	$84,338	$280,547	$78,392
Core/developed technology	169,161	58,684	166,110	52,343
Favorable lease agreements	6,075	1,440	6,808	1,370

Total intangible assets	$447,077	$144,462	$453,465	$132,105

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2011, was 7.9 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles, core/developed technology and non-compete agreements.

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2012 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset

2012	$45,848	$(2,314)
2013	52,185	(2,788)
2014	44,868	(2,476)
2015	37,326	(2,161)
2016	32,343	(1,645)
Thereafter	85,410	(4,089)

Total	$297,980	$(15,473)

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

The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011:

	Fair Value Measurements on a Recurring Basis at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,053	$13,206	$—	$15,259
Corporate bonds (a)	—	40,824	—	40,824
Obligations of states, municipalities and political subdivisions (a)	—	11,750	—	11,750
Equity securities (b)	1,207	—	—	1,207
Mutual funds (c)	5,214	—	—	5,214
Derivatives:
Foreign exchange forwards (d)	—	1,767	—	1,767

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$985	$—	$985

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,043	$31,304	$—	$33,347
Corporate bonds (a)	—	46,085	—	46,085
Obligations of states, municipalities and political subdivisions (a)	—	14,620	—	14,620
Equity securities (b)	1,383	—	—	1,383
Mutual funds (c)	7,138	—	—	7,138
Derivatives:
Foreign exchange forwards (d)	—	2,665	—	2,665

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$137	$—	$137

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet.
(c)	These assets are included in other assets on the condensed consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We recorded losses of $0.5 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, in general and administrative expenses in the condensed consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges, which are still held at September 30, 2011. There was no material gain or loss recorded in the condensed consolidated statements of operations for available-for-sale securities still held at September 30, 2011.

To determine the fair value of our derivative positions, we use valuations from the counterparty of each hedge. This is a Level 2 valuation based on observable rates in the market. Counterparties use proprietary models to obtain valuations calculate values and are not actual quotes that could be used to terminate the contracts, but we believe the valuations are very close to the value of each contract if terminated since we review the valuations and compare these valuations against our own calculated fair value. We monitor the counterparty default risk both before the hedge is placed and prospectively throughout the life of the contract and would adjust fair values if asset impairment was deemed significant.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2011.

Note 6 — Derivative Financial Instruments.

We are exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, we enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.

Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At September 30, 2011, the longest outstanding maturity was fourteen months. As of September 30, 2011, a net $1.1 million pretax gain has been deferred in accumulated other comprehensive income. A pretax gain of $0.7 million is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three months ended September 30, 2011, we recognized no material gains or losses due to hedge ineffectiveness.

As of September 30, 2011 and June 30, 2011, we had cash flow hedges with a notional value of $114.9 million and $69.3 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of September 30, 2011 and June 30, 2011 was an asset of $0.8 million and $2.5 million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of September 30, 2011 and June 30, 2011 and their location in the condensed consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		September 30, 2011	June 30, 2011		September 30, 2011	June 30, 2011

Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,376	$2,073	Other current liabilities	$(232)	$(114)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	391	592	Other current liabilities	(753)	(23)

Total derivative assets (liabilities)		$1,767	$2,665		$(985)	$(137)

The effect of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended September 30, 2011 and 2010 are as follows:

Derivatives designated as hedging instruments for the three months ended September 30, 2011 and 2010:	(Loss) gain recognized in OCI (effective portion)		Location of loss reclassified from OCI into income (effective portion)	Loss reclassified from OCI into income (effective portion)		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss) gain recognized in income (ineffective) portion and amount excluded from effectiveness testing)
	2011	2010		2011	2010		2011	2010

Foreign exchange forwards	$(892)	$3,323	General and administrative expenses	$(26)	$(555)	General and administrative expenses	$(9)	$40

Foreign exchange options	—	—	General and administrative expenses	—	(207)	General and administrative expenses	—	—

Total	$(892)	$3,323		$(26)	$(762)		$(9)	$40

As of September 30, 2011 and June 30, 2011, we had $77.9 million and $22.5 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010 are as follows:

		Gain (loss) recognized in income
Derivatives not designated as hedging	Location of gain (loss)	Three Months Ended September 30,
instruments:	recognized in income	2011	2010
Foreign exchange forwards	General and administrative expenses	$3	$(1,001)
Foreign exchange options	General and administrative expenses	—	83

Total		$3	$(918)

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three month period ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	North America	Europe	North America	Europe
Service cost	$16,872	$2,108	$15,522	$3,291
Interest cost	35,530	9,695	35,535	9,422
Expected return on plan assets	(42,181)	(11,254)	(38,551)	(9,799)
Settlement	—	—	2,223	—
Amortization of net loss/(gain)	4,991	(612)	6,330	1,364
Amortization of prior service (credit)/cost	(2,084)	10	(405)	10

Net periodic benefit cost/(income)	$13,128	$(53)	$20,654	$4,288

Employer Contributions

The Company made $9.9 million in contributions to the North American plans during the first three months of fiscal year 2012 and anticipates making $5.0 million in contributions over the remainder of the fiscal year. The Company made $4.4 million in contributions to Europe plans during the first three months of fiscal year 2012 and anticipates making $13.6 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

Under the legacy Watson Wyatt plan, we sponsor a savings plan that provides benefits to substantially all legacy Watson Wyatt U.S. associates. We match associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. We recorded expense related to matching contributions of $2.1 million and $2.2 million to the plan during the three months ended September 30, 2011 and 2010, respectively.

The legacy Watson Wyatt U.K. pension plan has a money purchase section to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%. Expense recorded related to the Company contributions to the plan amounted to $3.6 million and $3.4 million for the three months ended September 30, 2011 and 2010, respectively.

The legacy Towers Perrin plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all legacy Towers Perrin associates within those countries. Certain of these plans provide for a Company match to associate contributions at various rates. In the United States, we provide a matching contribution of 100% of the first 5% of associate contributions. Expense recorded related to Company contributions to the plan amounted to $3.8 million and $3.1 million for the three months ended September 30, 2011 and 2010, respectively. We make contributions of 10% of pay to the legacy Towers Perrin U.K. plan. Expense recorded related to Company contributions to the plan amounted to $1.6 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively.

Effective January 1, 2011, all eligible employees hired subsequent to that date participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay, and vesting at 100% upon two years of service for employer contributions. All other associates will continue participating in their respective legacy plans until January 1, 2012 at which time the legacy plans will be frozen to new contributions and the associates will begin participation in the new savings plan design.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Service cost	$744	$1,553
Interest cost	2,759	3,549
Expected return on plan assets	(33)	(33)
Curtailment	—	(2,102)
Amortization of net loss	577	88
Amortization of prior service credit	(2,182)	(129)

Net periodic benefit cost	$1,865	$2,926

Note 8 — Debt, Commitments and Contingent Liabilities

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

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $99.8 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).

Towers Watson Senior Credit Facility

On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either Libor or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2011, we were in compliance with our covenants.

As of September 30, 2011, Towers Watson had borrowings and interest of $75.1 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.4 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Indemnification Agreements

Towers Watson has various agreements which provide that it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of Towers Watson’s obligations and the unique facts of each particular agreement, Towers Watson does not believe any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.

Legal Proceedings

From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the most significant pending or potential claims against Towers Watson and its subsidiaries. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.

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

This structure effectively results in self-insurance by Towers Watson for the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, Professional Consultants Insurance Company (“PCIC”). A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer from unaffiliated reinsurance companies. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and, as a result, PCIC’s results are consolidated in Towers Watson’s operating results. The PCIC insurance policies will continue to cover professional liability claims above a $1 million per claim self-insured retention for claims reported during the periods these policies were in effect, effectively resulting in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per claim self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development may result in fluctuations in Towers Watson’s earnings.

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

On December 17, 2009, four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the “Allen Action”) in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. A fifth plaintiff has joined this action. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.

On January 15, 2010, another former Towers Perrin shareholder who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action”) in the United States District Court of the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15%) of eHRO. Pao seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who are excluded from the proposed class in the Dugan Action. Towers Watson is also named as a defendant in the Pao Action.

Pursuant to the Towers Perrin Bylaws in effect at the time of their separations, the Towers Perrin shares held by all plaintiffs were redeemed by Towers Perrin at book value at the time these individuals separated from employment. The complaints allege variously that there either was a promise that Towers Perrin would remain privately owned in perpetuity (Dugan Action) or that in the event of a change to public ownership plaintiffs would receive compensation (Allen and Pao Actions). Plaintiffs allege that by agreeing to sell their shares back to Towers Perrin at book value upon separation, they and other members of the putative classes relied upon these alleged promises, which they claim were breached as a result of the consummation of the Merger between Watson Wyatt and Towers Perrin. The complaints assert claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the court consolidated the three actions for all purposes.

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties are currently engaged in fact discovery. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

Towers Watson continues to believe the claims in these lawsuits are without merit and intends to continue to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

Acument Global Technologies, Inc.

In a letter to the Company dated January 26, 2011, Acument Global Technologies, Inc. (“Acument”) and the Acument Global Technologies, Inc. Pension Plan (the “Plan”) claim that Towers Watson breached its fiduciary duties under the Employee Retirement

Income Security Act of 1974 (“ERISA”) in connection with advice provided to Acument relating to investment of certain assets of the Plan in the Westridge Capital Management Enhancements Funds (the “Westridge Funds”). Acument and the Plan demand that the Company make the Plan whole for losses and damages allegedly sustained as a result of Acument’s decision to invest in the Westridge Funds. Watson Wyatt Investment Consulting, Inc. (“WWIC”), now known as Towers Watson Investment Services, Inc., provided investment consulting services to Acument between December 1, 2007 and April 30, 2010. In connection with those services, WWIC recommended an investment in the Westridge Funds. In July 2008, Acument made a $47.0 million investment in the Westridge Funds. During the period December 1, 2008 through January 22, 2009, Acument made additional investments of $9.5 million, bringing the aggregate investment of the Plan’s assets in the Westridge Funds to $56.5 million.

As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities and Exchange Commission (“SEC”) filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $38.2 million of its investment in the Westridge Funds from the receivership. The Company has declined Acument’s demand for compensation and plans to defend vigorously against any legal proceedings that may ensue. Accordingly, a loss is neither probable nor estimable, and we are unable to estimate a reasonably possible loss or range of loss.

Note 9 — Comprehensive (Loss)/Income.

Comprehensive (loss)/income includes net income, additional minimum pension liability, unrealized loss on available for sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended September 30, 2011, comprehensive loss totaled $19.1 million compared with comprehensive income of $207.1 million for the three months ended September 30, 2010.

Note 10 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 Class B-3 and 113,858 Class B-4 common stock to the sellers as consideration. The Class B-3 and B-4 common stock, par value $0.01 per share, will generally convert into freely tradable Class A common stock on January 1, 2013 and January 1, 2014, respectively.

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date

B-2	5,547,733	January 1, 2012
B-3	5,661,591	January 1, 2013
B-4	5,384,549	January 1, 2014

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

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”), of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of September 30, 2011.

Stock	Number of Shares	Vesting Date
Restricted A	1,186,274	January 1, 2012
Restricted A	1,186,274	January 1, 2013

For the three months ended September 30, 2011 and 2010, we recorded $9.8 million and $23.7 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest as separate awards over one, two and three years.

Note 11 — Share-Based Compensation.

Restricted Stock Units

Executives and Employees

In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit award agreement, pursuant to the 2009 Plan. RSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. The targets reflect an emphasis on continued profitability growth through successful integration, despite the difficult economic environment. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. In September 2011, the Compensation Committee amended the form of performance-vested restricted stock unit award agreement to include a provision whereby the committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement.

2011 SEP. During the three months ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs will vest annually over a three-year period. We assumed a 10% forfeiture rate with these awards. For the three months ended September 30, 2011 we recorded $3.7 million of non-cash stock based compensation related to these grants.

2011 LTIP. During the three months ended September 30, 2011, 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $57.99. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For the three months ended September 30, 2011 we recorded $0.6 million of stock-based compensation related to these grants.

2010 LTIP. During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. The Compensation Committee amended the award agreements for two participants, in exchange for the participants entering into non-competition agreements, to provide for the continuation of vesting upon their qualified retirement. We accelerated the expense for these two participants and recorded the remaining non-cash stock based compensation for their awards as they would not be providing service. In addition, the participants would not receive the shares until the end of the performance period and based upon the level of performance achieved. For the three months ended September 30, 2011, we recorded $1.2 million of stock-based compensation related to these grants.

Outside Directors

In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors, which provides for cash and stock compensation for outside directors. During the three months ended September 30, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.5 million and $0.7 million, respectively, for the three months ended September 30, 2011 and 2010.

Stock Options

There were no grants of stock options during the three months ended September 30, 2011.

Note 12 — Income Taxes.

Provision for income taxes for the three months ended September 30, 2011 was $35.5 million compared to $25.1 million for the three months ended September 30, 2010. The effective tax rate was 37.1% for the three months ended September 30, 2011 and 42.7% for the three months ended September 30, 2010. The prior year effective tax rate was higher primarily due to the impact of tax restructuring in Canada for 2.9% and the impact of tax return true-ups for our legacy Towers Perrin subsidiaries for 2.0%. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

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

The table below presents specified information about reported segments as of and for the three months ended September 30, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$454,506	$194,138	$139,791	$788,435
Net operating income	144,280	49,512	25,214	219,006

The table below presents specified information about reported segments as of and for the three months ended September 30, 2010:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$424,740	$166,351	$136,238	$727,329
Net operating income	125,930	39,165	29,407	194,502

A reconciliation of the information reported by segment to the consolidated amounts follows for the three months ended September 30 (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenue:
Total segment revenue	$788,435	$727,329
Reimbursable expenses and other	21,916	24,112

Revenue	$810,351	$751,441

Net Operating Income:
Total segment net operating income	$219,006	$194,502
Differences in allocation methods (1)	14,623	9,786
Amortization of intangibles	(13,313)	(11,739)
Transaction and integration expenses	(20,907)	(17,690)
Stock-based compensation and Restricted A shares	(11,134)	(23,725)
Discretionary compensation	(90,733)	(88,475)
Other, net	(2,533)	(3,469)

Income from operations	$95,009	$59,190

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

Note 14 — Earnings Per Share.

We present EPS using the two-class method. This method addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. This method requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$59,704			$33,242
Less: Income allocated to participating securities	(2,343)			(1,891)

Income available to common shareholders	$57,361	70,223	$0.82	$31,351	70,012	$0.45

Diluted EPS
Share-based compensation awards	—	163		—	71

Income available to common shareholders	$57,361	70,386	$0.82	$31,351	70,083	$0.45

Note 15 — Recent Accounting Pronouncements.

Adopted

On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed during the fourth quarter in our current fiscal year. During that impairment test, if any of our reporting units have a zero or negative carrying value, we will assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we will perform step 2 of the goodwill impairment test and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. At this time, there is no impact expected on our financial position or results of operations as a result of adopting this provision.

Not yet adopted

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We are still evaluating the impact of the change in presentation to our consolidated statement of operations and our consolidated statement of changes in stockholders’ equity and will adopt the new presentation in our fiscal 2013 filings.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company intends to implement this guidance in our fiscal 2012 impairment test performed during the fourth quarter. We are still evaluating the impact of this pronouncement upon our upcoming impairment test.

Note 16 — Subsequent Events.

Towers Watson New Senior Credit Facility maturing November 2016

On November 7, 2011, Towers Watson and certain subsidiaries entered into a new five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “New Senior Credit Facility”), replacing the existing facility due to expire in December 2012. Borrowings under the new Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.175% of the New Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the New Senior Credit Facility. Obligations under the New Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC).

The New Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The New Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the New Senior Credit Facility). In addition, the New Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 151 offices in 36 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 13,500 and 13,100 full-time associates as of September 30, 2011 and June 30, 2011, respectively, in the following practice areas:

	September 30, 2011	June 30, 2011
Benefits	6,500	6,300
Risk and Financial Services	2,400	2,300
Talent and Rewards	2,200	2,100
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	13,500	13,100

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the three months ended September 30, 2011, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 41% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 25% of our segment revenue for the three months ended September 30, 2011. Approximately 67% of the segment’s revenue for the three months ended September 30, 2011 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 18% of our segment revenue for the three months ended September 30, 2011. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 44% of the segment’s revenue for the three months ended September 30, 2011 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2012 (September 30, 2011) and as of the end of fiscal year 2011 (June 30, 2011), Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2011 and 2010, Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2011.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The three months ended September 30, 2011 and the fiscal year ended June 30, 2011 include data of Towers Watson’s geographic regions.

	Three Months	Fiscal Year
	2012	2011	2010
United States	59%	49%	52%
United Kingdom	24	22	22
Canada	6	6	6
Germany	4	4	4
Netherlands	2	3	3

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

Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson Restricted Class A common stock for the three year period will be $158.5 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.

Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services for Towers Watson were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the three months ended September 30, 2011 for Towers Watson, approximately 30% of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

There are no material changes from the Critical Accounting Policies and Estimates as previously disclosed in our 2011 Annual Report on Form 10-K, filed on August 29, 2011.

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2011		2010
Revenue	$810,351	100%	$751,441	100%

Costs of providing services:
Salaries and employee benefits	497,473	61%	491,657	65%
Professional and subcontracted services	64,272	8%	58,068	8%
Occupancy	35,371	4%	35,472	5%
General and administrative expenses	62,812	8%	58,484	8%
Depreciation and amortization	34,507	4%	30,880	4%
Transaction and integration expenses	20,907	3%	17,690	2%

	715,342	88%	692,251	92%

Income from operations	95,009	12%	59,190	8%

Income from affiliates	292	—%	164	—%
Interest income	1,316	—%	1,295	—%
Interest expense	(2,674)	—%	(3,353)	—%
Other non-operating income	1,844	—%	1,563	—%

Income before income taxes	95,787	12%	58,859	8%

Provision for income taxes	35,501	4%	25,130	3%

Net income before non-controlling interests	60,286	7%	33,729	4%
Net income attributable to non-controlling interests	582	—%	487	—%

Net Income attributable to controlling interests	$59,704	7%	$33,242	4%

Results of Operations for the Three Months Ended September 30, 2011

Compared to the Three Months Ended September 30, 2010.

Revenue

Revenue for the three months ended September 30, 2011 was $810.4 million, an increase of $58.9 million, or 7.8%, compared to $751.4 million for the three months ended September 30, 2010. Our revenue growth reflects increased revenue from both new and existing clients. Revenue from our two recent acquisitions, Aliquant and EMB also contributed to the increase in revenue. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 2% for the first quarter of fiscal 2012 compared to fiscal 2011.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.6078 for the first quarter of fiscal 2012 from 1.5425 for the first quarter of fiscal year 2011, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4164 for the first quarter of fiscal year 2012 from 1.2901 for the first quarter of fiscal 2011. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 is as follows:

•

Benefits revenue increased 7% and was $454.5 million for the first quarter of fiscal year 2012 compared to $424.7 million for the first quarter of fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 4% due to revenue growth in all of our practices. Our Retirement practice revenue, which represents the majority of the segment’s revenue, increased 2% on a constant currency basis primarily as a result of increased activity on client engagements in North America. Our Technology and Administration Solutions practice experienced double digit constant currency growth largely due to the addition of Aliquant, a health and welfare benefits administration outsourcing firm, that we acquired in December 2010. The pipeline for Technology and Administration Solutions also continues to look strong. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for some of our high value solutions and health care strategy work. Revenue in our Benefits segment increased 2% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 17% and was $194.1 million for the first quarter of fiscal year 2012 compared to $166.4 million for the first quarter of fiscal year 2011. Our Risk Consulting and Software practice revenue growth is largely due to the addition of EMB, a non-life consulting and software company that we acquired in January 2011. We also experienced revenue growth due to continued demand resulting from regulatory changes and mergers and acquisitions activity. Our Brokerage practice revenue increase was due to growth in the Americas and Europe. Revenue from our Investment practice increased slightly this quarter in the Americas and Asia Pacific while Europe continues to experience softness. Revenue in our Risk and Financial Services segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Talent and Rewards revenue increased 3% and was $139.8 million for the first quarter of fiscal year 2012 compared to $136.2 million for the first quarter of fiscal year 2011. This growth is due to increases in Rewards, Talent and Communication practice revenue in all regions as companies prepare for the annual benefits open enrollment period and focus on helping their employees understand the value of their health and benefit packages. Our Executive Compensation practice revenue continued to experience the impact of regulatory changes as clients seek assistance in ensuring that their compensation programs are aligned with new rules and their strategic objectives. Talent and Rewards experienced 2% organic revenue growth.

Salaries and Employee Benefits

Salaries and employee benefits were $497.5 million for the first quarter of fiscal year 2012 compared to $491.7 million for the first quarter of fiscal year 2011, an increase of $5.8 million, or 1%. On a constant currency basis, salaries and employee benefits decreased by 1.5% primarily from decreased pension expense, post-employment benefits and fringe benefits as well as decreases in our stock based compensation. These decreases were offset by an increase in base salaries due to a 7% increase in staffing. As a percentage of revenue, salaries and employee benefits decreased to 61% for the first quarter of fiscal year 2012 from 65% for the first quarter of fiscal year 2011.

Professional and Subcontracted Services

Professional and subcontracted services for the first quarter of fiscal year 2012 were $64.3 million, compared to $58.1 million for the first quarter of fiscal year 2011, an increase of $6.2 million, or 11%. The increase, inclusive of currency, was due to recruitment fees from additional staffing this quarter and also increased use of external service providers to supplement our day-to-day operations. As a percentage of revenue, professional and subcontracted services remained constant at 8% for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.

Occupancy

Occupancy expense for the first quarter of fiscal year 2012 was consistent and was $35.4 million compared to $35.5 million for the first quarter of fiscal year 2011. On a constant currency basis, occupancy decreased 4% due to rent reductions from amortization of the fair value of acquired lease intangibles and tenant improvement allowances offset by the end of a co-location agreement with Pay Governance. As a percentage of revenue, occupancy expense decreased to 4% for the first quarter of fiscal year 2012 from 5% for the first quarter of fiscal year 2011.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal year 2012 were $62.8 million, compared to $58.5 million for the first quarter of fiscal year 2011, an increase of $4.3 million, or 7%. The increase, inclusive of currency, was principally due to increased non-billable travel costs and office expenses to support an expanded employee base, offset by reductions relative to our professional liability claims during the first quarter of fiscal year 2012. As a percentage of revenue, general and administrative expenses were consistent at 8% for both periods.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of fiscal year 2012 was $34.5 million, compared to $30.9 million for the first quarter of fiscal year 2011, an increase of $3.6 million, or 12%. The increase, inclusive of currency, was principally due to purchases of technology assets as well as increased amortization of intangibles offset by a reduction in leasehold amortization. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for both periods.

Transaction and Integration Expenses

Transaction and integration expense for the first quarter of fiscal year 2012 was $20.9 million, compared to $17.7 million for the first quarter of fiscal year 2011, an increase of $3.2 million, or 18%. The increase was principally due to ERP implementation costs and IT infrastructure transformation costs. As a percentage of revenue, transaction and integration expenses were 3% and 2%, respectively, for the three months ended September 30, 2011 and 2010.

Income from Affiliates

Income from affiliates for the first quarter of fiscal year 2012 was $0.3 million compared $0.2 million for the first quarter of fiscal year 2011. For the first quarter of fiscal year 2012, these amounts reflect our additional 20% ownership in Fifth Quadrant and as a result, 40% of Fifth Quadrant’s operating results are included in our income from affiliates as compared to 20% in the prior reporting period.

Interest Income

Interest income was $1.3 million for both the first quarter of fiscal year 2012 and fiscal year 2011.

Interest Expense

Interest expense was $2.7 million for the first quarter of fiscal year 2012, compared to $3.4 million for the first quarter of fiscal year 2011.

Other Non-Operating Income

Other non-operating income for the first quarter of fiscal year 2012 was $1.8 million, compared to $1.6 million for the first quarter of fiscal year 2011.

Provision for Income Taxes

Provision for income taxes for three months ended September 30, 2011 was $35.5 million, compared to $25.1 million for the three months ended September 30, 2010. The effective tax rate was 37.1% for the three months ended September 30, 2011 and 42.7% for the three months ended September 30, 2010. The prior year effective tax rate was higher primarily due to the impact of tax restructuring in Canada for 2.9% and the impact of tax return true-ups for our legacy Towers Perrin subsidiaries for 2.0%. Beginning in fiscal year 2012, the Company no longer provides deferred taxes on current or future earnings with respect to the acquired Towers Perrin Canadian Subsidiary. If future events, including material changes in estimates of cash, working capital and long-term investments requirements, necessitate that foreign earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the three months ended September 30, 2011 was $59.7 million, an increase of $26.5 million, or 79.6%, compared to $33.2 million for the three months ended September 30, 2010.

Earnings Per Share

Diluted earnings per share for the three months ended September 30, 2011 was $0.82, compared to $0.45 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our credit facility. Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

We believe that we have sufficient resources to fund operations beyond the next 12 months, including a $99.8 million payable in March 2012 in principal and interest on the notes issued in connection with the tender offer we completed in June 2010. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.

Our cash and cash equivalents at September 30, 2011 totaled $364.1 million, compared to $528.9 million at June 30, 2011. The decrease in cash from June 30, 2011 to September 30, 2011 was due to the payment of our annual bonus accrual.

Our cash and cash equivalents balance includes $79.7 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $284.4 million of cash that is available for our general use.

As we discussed in Note 1, we have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased total ending cash and cash equivalents on the statement of cash flows for the three months ended September 30, 2010 by $169.6 million related to the amount of reinsurance cash received from Towers Perrin in the Merger. In addition, the change in restricted cash from the June 30, 2010 to September 30, 2010 is included as an increase in restricted cash in the cash flows from operating activities of $2.5 million, which is offset by an increase in reinsurance payables.

Our restricted cash at September 30, 2011 totaled $167.5 million, compared to $153.2 million at June 30, 2011, of which $164.4 million is available for payment of reinsurance premiums on behalf of reinsurance clients and an additional $3.1 million is held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2011, $272.3 million of Towers Watson’s total cash balance of $364.1 million was held outside of the United States. While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2011, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From/(Used in) Operating Activities.

Cash flows used in operating activities was $146.7 million for the first quarter of fiscal year 2012 compared to cash flows used in operating activities of $34.4 million for the first quarter of fiscal year 2011. This decrease is primarily attributable to a larger bonus payment this year compared to the prior year.

The allowance for doubtful accounts increased $0.5 million from June 30, 2011 to September 30, 2011. The number of days of accounts receivable decreased to 79 at September 30, 2011 compared to 80 at June 30, 2011.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first quarter of fiscal year 2012 were $10.3 million, compared to $30.9 million of cash flows used in investing activities for the first quarter of fiscal year 2011. The increase reflects larger redemptions of available for sale securities offset by greater purchases of fixed assets.

Cash Flows From/(Used in) Financing Activities.

Cash flows from financing activities for the first quarter of fiscal year 2012 were $10.1 million, compared to cash flows used in financing activities of $3.7 million for the first quarter of fiscal year 2011. This change was primarily attributable to the $75 million borrowing under the credit facility during the first quarter of fiscal year 2012, which was offset by a $55 million increase in repurchases of common stock.

Capital Commitments

Expenditures of capital funds were $38.6 million for the first three months of fiscal year 2012. Anticipated commitments of capital funds for Towers Watson are estimated at $62.7 million for the remainder of fiscal year 2012. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the three months ended September 30, 2011, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.10 per share. Total dividends paid in the three months ended September 30, 2011 and 2010 were $5.4 million and $5.2 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of September 30, 2011
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes Payable and accrued interest due March 2012	$99,760	$99,760	$—	$—	$—
Lease Commitments (as of June 30, 2011)	601,225	105,107	180,236	132,370	183,512

	$700,985	$204,867	$180,236	$132,370	$183,512

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2012 are projected to be approximately $18.6 million.

Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $40.4 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $99.8 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).

Towers Watson Senior Credit Facility

On January 1, 2010, in connection with the Merger, Towers Watson and certain subsidiaries entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.5% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC) and are secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make investments, loans or advances; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2011, we were in compliance with our covenants.

As of September 30, 2011, Towers Watson had borrowings and interest of $75.1 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.4 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Towers Watson New Senior Credit Facility maturing November 2016

On November 7, 2011, Towers Watson and certain subsidiaries entered into a new five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “New Senior Credit Facility”), replacing the existing facility due to expire in December 2012. Borrowings under the new Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.175% of the New Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the New Senior Credit Facility. Obligations under the New Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC).

The New Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The New Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the New Senior Credit Facility). In addition, the New Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses.

Non-U.S. GAAP Measures

Diluted earnings per share exclusive of the certain Merger-related items: amortization of intangible assets, transaction and integration expenses (deductible and non-deductible for taxes), stock-based compensation related to Restricted Class A shares (recorded in salaries and employee benefits) and a deferred payment from divestiture, resulted in adjusted diluted earnings per share, a non-generally accepted accounting principle in the U.S. (“non-U.S. GAAP measure”), for the three months ended September 30, 2011 of $1.19.

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

Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Reconciliation of net income before non-controlling interests to EBITDA and Adjusted EBITDA is as follows:
Net income before non-controlling interests	$60,286	$33,729
Provision for income taxes	35,501	25,130
Interest, net	1,358	2,058
Depreciation and amortization	34,507	30,880

EBITDA	131,652	91,797
Transaction and integration expenses	20,907	17,690
Stock-based compensation (a)	11,134	23,725
Other non-operating income (b)	(2,136)	(1,727)

Adjusted EBITDA	$161,557	$131,485

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.
(b)	Other non-operating income includes income from affiliates and other non-operating income.

A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended September 30, 2011
(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$59,704
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	8,854
Transaction and integration expenses including severance	12,691
Stock-based compensation (d)	7,283
Release of acquisition-related liability	(601)
Other Merger-related tax item	(698)

Adjusted net income attributable to controlling interests	$87,233

Weighted average shares of common stock — diluted (000)	73,253

Earnings per share — diluted, as reported	$0.82
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.12
Transaction and integration expenses including severance	0.17
Stock-based compensation	0.10
Release of acquisition-related liability	(0.01)
Other Merger-related tax item	(0.01)

Adjusted earnings per share — diluted	$1.19

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 33.5%, transaction and integration expenses including severance was 39.3% and stock-based compensation was 34.6%. The effective tax rate for release of other acquisition related liability included in other non-operating income was 39.9%
(d)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.

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

Effective July 1, 2010 through July 1, 2011, Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company, provided us with $50 million of professional liability insurance coverage per claim and in the aggregate, including the cost of defending such claims, above the $1 million self-insured retention. SMIC secured $25 million of reinsurance coverage from unaffiliated reinsurance companies in excess of the $25 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because we have a self-insured retention for each claim and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is self-insured. As stated above, commencing July 1, 2010, Towers Watson obtained primary insurance for errors and omissions professional liability risks from SMIC on a claims-made basis. SMIC has issued a policy of insurance substantially similar to the policies historically issued by PCIC.

For the policy period beginning July 1, 2011 and ending July 1, 2012, our professional liability insurance includes a self-insured retention of $1 million per claim. For this policy period, Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above these retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is self-insured. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.

Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, Professional Consultants Insurance Company (“PCIC”). A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self-insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer. In addition, both legacy companies carried excess insurance from unaffiliated commercial insurance companies above the self-insured retention and the coverage provided by PCIC.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2011, we had a $269.0 million IBNR liability balance. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

Insurance market conditions for us and our industry have varied in recent years, but the long-term trend has been increasing premium cost. Although the market for professional liability insurance is presently reasonably accessible, trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of professional liability risk and financial difficulties which have, over the past few years, been faced by several longstanding E&O carriers, are anticipated to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage, and we cannot assure that such coverage will continue to be available in the event of adverse claims experience, adverse loss trends, market capacity constraints or other factors.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 7 — Retirement Benefits; Note 4 — Goodwill and Intangible Assets; Note 8 — Debt, Commitments and Contingent Liabilities; Note 10 — Restricted Stock; Note 12 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	the Towers Perrin and Watson Wyatt businesses will not be integrated successfully;

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make profitable acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisitions of EMB or Aliquant Corporation are not profitable or are not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates, particularly given recent changes in our associate compensation programs;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

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

and other factors as discussed under “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on August 29, 2011. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

Foreign Currency Risk

For the three months ended September 30, 2011, 52% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2011, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $0.4 million, or 1%, for the three months ended September 30, 2011. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. The implementation is expected to be completed in multiple phases through our fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to implementation, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the implementation of the system, our management will update the system of internal control over the impacted areas. During the three months ended September 30, 2011, our Canadian associates were migrated to the new system.

In addition, during the first quarter of fiscal 2012, the company began moving towards a finance shared service center model, pursuant to which accounts payable, project set-up and billing-related activities will be centralized in three centers, rather than in individual offices or countries, as was the case previously. Our Canadian associates began to operate under the new shared service center model during the first quarter of fiscal 2012. This migration and shared service center model did not materially affect our internal control over financial reporting. With respect to the migration, this was the case in part because of the relatively low level of activity being performed in the new system.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2011.

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2011 Annual Report on Form 10-K, filed on August 29, 2011. We urge you to read the risk factors contained in such Reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock. This repurchase is also part of the ongoing stock repurchase program initiated by the Company to offset dilution from employee benefit plans. There are no expiration dates for either of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the first quarter of fiscal year 2012 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2011 through July 31, 2011	251,159	$62.90	251,159	2,649,500
August 1, 2011 through August 31, 2011	338,351	57.73	338,351	2,311,149
September 1, 2011 through September 30, 2011	331,514	58.54	331,514	1,979,635

	921,024		921,024

(a)	Of the 921,024 shares of Class A Common Stock repurchased in the first quarter of fiscal year 2012, 142,831 shares were repurchased under the plan approved by our Board of Directors during the third quarter of fiscal year 2010. The remaining 778,193 shares were repurchased under the plan approved by our Board of Directors during the second quarter of fiscal year 2011.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $100 million of 1,979,635 shares was determined using the closing price of our stock on September 30, 2011 of $59.78.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.2	Amended and Restated Bylaws of Towers Watson & Co. (1)

10.15	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors*

10.20	Towers Watson & Co. Incentive Compensation Plan*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2011, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on September 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	November 9, 2011
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	November 9, 2011
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Peter L. Childs	November 9, 2011
Name: Peter L. Childs	Date
Title: Principal Accounting Officer