Form 10-Q
period 2011-12-31
Towers Watson & Co.
filed 2012-02-07
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012 there were 58,568,366 outstanding shares of Class A Common Stock and 1,688,186 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,661,591 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,374,287 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenue	$879,710	$790,664	$1,690,061	$1,542,105

Costs of providing services:
Salaries and employee benefits	535,303	499,449	1,032,776	991,106
Professional and subcontracted services	78,749	60,073	143,021	118,141
Occupancy	32,689	36,343	68,060	71,815
General and administrative expenses	72,284	71,519	135,096	130,003
Depreciation and amortization	38,648	30,525	73,155	61,405
Transaction and integration expenses	22,903	30,702	43,810	48,392

	780,576	728,611	1,495,918	1,420,862

Income from operations	99,134	62,053	194,143	121,243

(Loss) income from affiliates	(124)	121	168	285
Interest income	842	1,289	2,158	2,584
Interest expense	(3,821)	(3,475)	(6,495)	(6,828)
Other non-operating income	6,302	11,410	8,146	12,973

Income before income taxes	102,333	71,398	198,120	130,257

Provision for income taxes	36,922	22,817	72,423	47,947

Net income before non-controlling interests	65,411	48,581	125,697	82,310

Less: Net (loss) income attributable to non-controlling interests	(1,528)	478	(946)	965

Net income attributable to controlling interests	$66,939	$48,103	$126,643	$81,345

Earnings per share:
Net income attributable to controlling interests — basic	$0.92	$0.65	$1.74	$1.10

Net income attributable to controlling interests — diluted	$0.92	$0.65	$1.73	$1.09

Weighted average shares of common stock, basic (000)	72,417	74,273	72,753	74,254

Weighted average shares of common stock, diluted (000)	72,769	74,335	73,011	74,320

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Cash and cash equivalents	$386,087	$528,923
Restricted cash	132,865	153,154
Short-term investments	42,489	43,682
Receivables from clients:
Billed, net of allowances of $16,709 and $12,636	527,760	502,910
Unbilled, at estimated net realizable value	302,641	276,020

	830,401	778,930

Other current assets	135,385	145,862

Total current assets	1,527,227	1,650,551

Fixed assets, net	279,512	252,343
Deferred income taxes	161,983	188,569
Goodwill	1,907,130	1,943,574
Intangible assets, net	651,307	694,922
Other assets	341,975	368,991

Total Assets	$4,869,134	$5,098,950

Liabilities
Accounts payable, accrued liabilities and deferred income	$269,453	$285,793
Employee-related liabilities	393,535	573,214
Fiduciary liabilities	132,865	147,902
Notes payable	100,230	99,341
Other current liabilities	37,973	71,944

Total current liabilities	934,056	1,178,194
Revolving credit facility	65,000	—
Accrued retirement benefits and other employee-related liabilities	753,493	811,779
Professional liability claims reserve	302,237	312,258
Other noncurrent liabilities	206,184	194,049

Total Liabilities	2,260,970	2,496,280

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 57,964,896 and 57,897,889 issued and 55,751,252 and 56,949,548 outstanding	580	579
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 16,583,828 and 16,651,890 issued and 16,583,828 and 16,651,890 outstanding	166	167
Additional paid-in capital	1,808,265	1,773,285
Treasury stock, at cost — 2,213,644 and 948,341 shares	(129,521)	(52,360)
Retained earnings	998,191	883,161
Accumulated other comprehensive loss	(93,255)	(13,305)

Total Stockholders’ Equity	2,584,426	2,591,527

Non-controlling interest	23,738	11,143

Total Equity	2,608,164	2,602,670

Total Liabilities and Total Equity	$4,869,134	$5,098,950

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows (used in)/from operating activities:
Net income before non-controlling interests	$125,697	$82,310
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Provision for doubtful receivables from clients	7,461	8,223
Depreciation	42,491	37,930
Amortization of intangible assets	30,665	23,475
Provision for deferred income taxes	29,880	6,741
Equity from affiliates	212	119
Stock-based compensation	36,401	50,533
Other, net	(916)	(10,159)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(81,445)	(36,660)
Restricted cash	18,900	36,061
Other current assets	(4,900)	(12,619)
Other noncurrent assets	(29,654)	(566)
Accounts payable, accrued liabilities and deferred income	(6,488)	33,837
Employee-related liabilities	(148,842)	(7,921)
Fiduciary liabilities	(13,257)	(36,061)
Accrued retirement benefits and other employee-related liabilities	(30,580)	(41,583)
Professional liability claims reserves	(38,842)	(15,382)
Other current liabilities	1,572	3,538
Other noncurrent liabilities	(1,237)	(618)
Income tax related accounts	9,423	25,156

Cash flows (used in)/from operating activities	$(53,459)	$146,354

Cash flows used in investing activities:
Cash paid for business acquisitions	(3,012)	(70,823)
Cash acquired from business acquisitions	2,101	—
Purchases of fixed assets	(65,464)	(20,823)
Capitalized software costs	(9,145)	(11,727)
Purchases of held-to-maturity securities	—	(14,295)
Redemptions of held-to-maturity securities	—	14,295
Purchases of available-for-sale securities	—	(27,236)
Redemption of available-for-sale securities	45,919	26,708
Proceeds from divestitures	—	12,973

Cash flows used in investing activities	$(29,601)	$(90,928)

Cash flows used in financing activities:
Borrowings under credit facility	75,000	—
Repayments under credit facility	(10,000)	—
Dividends paid	(11,921)	(10,500)
Repurchases of common stock	(90,966)	—
Tax payment on vested shares	(6,046)	—
Issuances of common stock and excess tax benefit	1,856	2,758

Cash flows used in financing activities	$(42,077)	$(7,742)

Effect of exchange rates on cash	$(17,699)	$6,937

(Decrease)/increase in cash and cash equivalents	(142,836)	54,621

Cash and cash equivalents at beginning of period	528,923	435,927

Cash and cash equivalents at end of period	$386,087	$490,548

Supplemental disclosures:
Cash paid for income taxes, net of refunds	$33,217	$20,360

Cash paid for interest	$698	$4,566

Common stock issued upon the vesting of our SEP plan restricted stock units	$16,574	$—

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670
Comprehensive income/(loss)
Net income	—	—	—	—	—	—	126,643	—	(946)	125,697
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	7,425	—	7,425
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(86,414)	(332)	(86,746)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	(495)	(112)	(607)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(466)	—	(466)

Total comprehensive income	—	—	—	—	—	—	—	—	—	45,303
Acquisition of Fifth Quadrant	—	—	—	—	—	—	—	—	13,985	13,985
Repurchases of common stock	—	—	—	—	—	(90,966)	—	—	—	(90,966)

Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(6,046)	—	—	—	(6,046)
Exercises of stock options and purchases under our ESPP	—	—	—	—	(516)	3,277	—	—	—	2,761
Restricted stock unit vesting	—	—	—	—	(905)	16,574	—	—	—	15,669
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(11,613)	—	—	(11,613)
Stock-based compensation	—	—	—	—	36,401	—	—	—	—	36,401
Acceleration of Class B shares to Class A shares	67	1	(68)	(1)	—	—	—	—	—	—

Balance as of December 31, 2011	57,965	$580	16,584	$166	$1,808,265	$(129,521)	$998,191	$(93,255)	$23,738	$2,608,164

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 — Organization and Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2011 was derived from Towers Watson’s audited financial statements.

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

Our fiscal year 2012 began July 1, 2011 and ends June 30, 2012.

The results of operations for the three and six months ended December 31, 2011 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2012. The results reflect certain estimates and assumptions made by management including those estimates used in calculating consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, to be cash equivalents.

Restricted Cash — Our restricted cash balance as of December 31, 2011 and June 30, 2011 includes $129.9 million and $147.9 million, respectively, of cash primarily received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to the current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, at December 31, 2011 and June 30, 2011 we had $3.0 million and $5.3 million, respectively, of restricted cash from our clients for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows.

Change to Presentation of our Balance Sheet and Cash Flows — We have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased total ending cash and cash equivalents on the statement of cash flows for the six months ended December 31, 2010 by $130.4 million related to the amount of reinsurance cash received from Towers Perrin in the Merger. In addition, the change in restricted cash for the six months ended December 31, 2010 is included as a decrease in restricted cash in the cash flows from operating activities of $36.1 million, which is offset by an increase in fiduciary liabilities.

Change to Presentation of our Employee-Related Liabilities — To provide enhanced disclosure of our employee-related liabilities we have changed the presentation in our consolidated balance sheets as of June 30, 2011. We disaggregated and reduced the other current liabilities by $175.5 million and accounts payable, accrued liabilities and deferred income by $398.0 million and combined the amounts associated with employee-related liabilities of $573.2 million in a separate line item. In addition, we reclassified $27.1 million of noncurrent employee-related liabilities from the other noncurrent liabilities line item to the accrued retirement benefits and other employee-related liabilities line item which previously did not exist. In addition, the same changes are represented in the consolidated statements of cash flows.

Note 2 — Acquisitions.

Watson Wyatt and Towers Perrin Merger

In conjunction with the Merger of Watson Wyatt and Towers Perrin on January 1, 2010, consideration in the form of shares of Towers Watson common stock issued to Towers Perrin shareholders had been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4. The outstanding shares listed in our Restricted Stock footnote (Note 10) reflect a reduction of shares through our tender offer and our secondary public offering, by the acceleration of vesting due to involuntary associate terminations and by the conversion of Class B-1 and B-2 shares to Class A shares on January 1, 2011 and January 1, 2012, respectively. The Class B-3 and B-4 common stock will generally convert into freely tradable Class A common stock on January 1, 2013 and January 1, 2014, respectively.

During the second and third quarters of fiscal 2011, we completed two acquisitions. These acquisitions individually or combined were insignificant for pro forma and other disclosures required by Accounting Standards Codification 805, Business Combinations (“ASC 805”). The following summary is provided to give our investors better understanding of our recent strategic acquisitions.

Aliquant Acquisition

On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complements our Technology and Administration Solutions practice in our Benefits segment. The estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $13.9 million and the relief from royalty method for the developed technology intangible of $4.0 million. Significant assumptions used in the valuation were: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. As of June 30, 2011, we finalized our accounting for the acquisition of Aliquant and recorded $49.5 million of goodwill related to the acquisition of Aliquant. In the first quarter of fiscal year 2012, we reversed into non operating income a $1.0 million contingent liability established for earn-out provisions when it was determined that achievement of these provisions was not probable.

EMB Acquisition

On January 31, 2011, Towers Watson purchased EMB, a large specialist property/casualty consulting and software company. The EMB business complements our Risk Consulting and Software line of business in our Risk and Financial Services segment. We paid $69.8 million in cash and issued common stock valued at $11.4 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock on January 1, 2013 and 2014, respectively. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $16.9 million in consideration. The purchase agreement calls for deferred cash payments totaling $27.9 million, which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third and fourth quarters of fiscal 2011, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of deferred revenue and intangibles: $13.5 million of customer related intangibles, $12.1 million of developed technology, $1.6 million of in-process technology and $0.6 million of unfavorable lease agreements. We estimated that a discount of $9.6 million was required to record the fair value of the deferred maintenance revenue acquired based on the cost of maintenance plus a modest profit over the remaining contract period. We finalized our initial assessment of deferred income tax amounts and recorded $2.9 million of deferred tax liabilities. As a result, we determined that total consideration transferred was $101.9 million and goodwill was $59.0 million.

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of December 31, 2011 and June 30, 2011:

	December 31, 2011			June 30, 2011
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
Short-term investments: due in one year or less	$42,141	$348	$42,489	$43,227	$430	$43,657
Non-current assets: due in one through five years	7,513	223	7,736	49,625	769	50,394

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the six months ended December 31, 2011 were $45.9 million, resulting in a realized gain of $0.09 million and during the six months ended December 31, 2010 were $26.7 million, resulting in a realized gain of $0.1 million. Proceeds from the sales and maturities of held-to-maturity fixed income securities during the six months ended December 31, 2010 were $14.3 million, resulting in insignificant realized gains. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The components of goodwill and intangible assets are outlined below for the six months ended December 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	All Other	Total
Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$1,214	$1,943,574
Deferred tax adjustment	—	8,247	—	—	8,247
Goodwill acquired	25,988	—	650	—	26,638
Translation adjustment	(49,531)	(17,513)	(4,285)	—	(71,329)

Balance as of December 31, 2011	$1,264,816	$529,498	$111,602	$1,214	$1,907,130

The $8.2 million goodwill adjustment in Risk and Financial Services reflects the modification of deferred tax amounts related to the acquisition of EMB, which was completed on January 31, 2011.

Included in goodwill acquired in the Benefits segment is $26 million of goodwill related to acquiring an additional ownership of our equity investment in Fifth Quadrant on November 30, 2011, which resulted in a controlling ownership. We recorded a $2.6 million gain in other non-operating income representing the increase in the fair value of our previous ownership. We consolidated Fifth Quadrant as a result of our controlling ownership and recorded a non-controlling interest. We have recorded preliminary estimates of our purchase accounting for Fifth Quadrant which we expect to finalize in fiscal 2012.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the six months ended December 31, 2011:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2011	$202,155	$113,767	$5,438	$321,360
Intangible assets disposed of during the period	—	—	(508)	(508)
Amortization	(15,166)	(15,499)	(420)	(31,085)
Translation adjustment	(8,238)	(490)	(66)	(8,794)

Balance as of December 31, 2011	$178,751	$97,778	$4,444	$280,973

For the three and six months ended December 31, 2011, we recorded $17.4 million and $30.7 million, respectively, of amortization related to our intangible assets. For the three and six months ended December 31, 2010, we recorded $11.7 million and $23.5 million, respectively, of amortization related to our intangible assets.

Due to integration of our Retirement practice, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment and we plan to shorten the life of the intangible asset and accelerate the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our practice management. As a result, we recorded an additional $2.5 million of amortization for the three and six months ended December 31, 2011.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $370.3 million and $373.6 million as of December 31, 2011 and June 30, 2011, respectively. The change during the period was due to foreign currency translation adjustment.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of December 31, 2011 and June 30, 2011, this liability was $19.1 million and $21.3 million, respectively. The change for the six months ended December 31, 2011 was comprised of a reduction to rent expense of $2.1 million and translation of $0.1 million.

Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2011 and December 31, 2011. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the carrying value of finite-lived intangible assets as of December 31, 2011 and June 30, 2011:

	As of December 31, 2011		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer related intangibles	$263,087	$84,337	$280,547	$78,392
Core/developed technology	147,139	49,361	166,110	52,343
Favorable lease agreements	6,088	1,643	6,808	1,370

Total intangible assets	$416,314	$135,341	$453,465	$132,105

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2011, was 7.5 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2012 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset

2012	$34,055	$(1,546)
2013	60,733	(2,783)
2014	44,730	(2,453)
2015	33,961	(2,140)
2016	28,580	(1,661)
Thereafter	74,470	(4,024)

Total	$276,529	$(14,607)

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

The following presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011:

	Fair Value Measurements on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,050	$9,169	$—	$11,219
Corporate bonds (a)	—	30,174	—	30,174
Obligations of states, municipalities and political subdivisions (a)	—	8,833	—	8,833
Equity securities (b)	1,234	—	—	1,234
Mutual funds (c)	5,310	—	—	5,310
Derivatives:
Foreign exchange forwards (d)	—	1,156	—	1,156

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,043	$31,304	$—	$33,347
Corporate bonds (a)	—	46,085	—	46,085
Obligations of states, municipalities and political subdivisions (a)	—	14,620	—	14,620
Equity securities (b)	1,383	—	—	1,383
Mutual funds (c)	7,138	—	—	7,138
Derivatives:
Foreign exchange forwards (d)	—	2,665	—	2,665

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$137	$—	$137

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.

(b)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet.
(c)	These assets are included in other assets on the condensed consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended December 31, 2011, we recorded immaterial losses for instruments still held at December 31, 2011. For the three and six months ended December 31, 2010, we recorded gains of $0.6 million and $0.3 million, respectively, for instruments still held at December 31, 2010. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at December 31, 2011 or 2010.

To determine the fair value of our derivative positions, we use valuations from the counterparty of each hedge. This is a Level 2 valuation based on observable rates in the market. Counterparties use proprietary models to calculate values and are not actual quotes that could be used to terminate the contracts, but we believe the valuations are very close to the value of each contract if terminated since we review the valuations and compare these valuations against our own calculated fair value. We monitor the counterparty default risk both before the hedge is placed and prospectively throughout the life of the contract and would adjust fair values if asset impairment was deemed significant.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended December 31, 2011.

Note 6 — Derivative Financial Instruments.

We are exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, we enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.

Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. These exposures primarily arise from intercompany lending between entities with different functional currencies. At December 31, 2011, the longest outstanding maturity was eleven months. As of December 31, 2011, a net $1.2 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three and six months ended December 31, 2011, we recognized no material gains or losses due to hedge ineffectiveness.

As of December 31, 2011 and June 30, 2011, we had cash flow hedges with a notional value of $25.9 million and $69.3 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of December 31, 2011 and June 30, 2011 was an asset of $1.2 million and $2.5 million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of December 31, 2011 and June 30, 2011 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		December 31, 2011	June 30, 2011		December 31, 2011	June 30, 2011
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,156	$2,073	Other current liabilities	$—	$(114)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	—	592	Other current liabilities	—	(23)

Total derivative assets (liabilities)		$1,156	$2,665		$—	$(137)

The effect of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended December 31, 2011 and 2010 and for the six months ended December 31, 2011 and 2010 are as follows:

Derivatives designated as hedging instruments for the three months ended December 31, 2011 and 2010:	Loss recognized in OCI (effective portion)		Location of loss reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective) portion and amount excluded from effectiveness testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange forwards	$(194)	$(607)	General and administrative expenses	$(280)	$13	General and administrative expenses	$(8)	$(10)

Total	$(194)	$(607)		$(280)	$13		$(8)	$(10)

Derivatives designated as hedging instruments for the six months ended December 31, 2011 and 2010:	(Loss) gain recognized in OCI (effective portion)		Location of loss reclassified from OCI into income (effective portion)	Loss reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange forwards	$(1,086)	$2,716	General and administrative expenses	$(306)	$(542)	General and administrative expenses	$1	$30

Foreign exchange options	—	—	General and administrative expenses	—	(207)	General and administrative expenses	—	—

Total	$(1,086)	$2,716		$(306)	$(749)		$1	$30

As of June 30, 2011, we had $22.5 million of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. There were no economic hedges outstanding at December 31, 2011. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and six months ended December 31, 2011 and 2010 are as follows:

		Gain recognized in income
		Three Months Ended December 31,		Six Months Ended December 31,
Derivatives not designated as hedging instruments:	Location of gain recognized in income	2011	2010	2011	2010
Foreign exchange forwards	General and administrative expenses	$2,158	$2,880	$2,161	$1,879

Total		$2,158	$2,880	$2,161	$1,879

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

The compensation committee of our board of directors approved an amendment to the terms of the existing U.S. qualified and non-qualified defined benefit pension plans, postretirement benefit plans and defined contribution plans which was communicated in September 2010. Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were frozen to new participants, and benefit accruals were frozen under the current benefit formulas effective December 31, 2011. New pension benefits began to accrue on January 1, 2012 under a new stable value pension design for qualified and non-qualified pension plans maintained for U.S. associates, including U.S. named executive officers. Retiree medical benefits provided under our U.S. postretirement benefit plans were frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates. As a result of these changes to the U.S. pension and post-retirement benefit plans, there were remeasurements of the legacy Watson Wyatt U.S. plans and the legacy Towers Perrin post-retirement benefit plan as of September 30, 2010. The legacy Towers Perrin pension plan was not required to be remeasured due to the plan design.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and six month periods ended December 31, 2011 and 2010:

	(78,531)	(78,531)	(78,531)	(78,531)
	Three Months Ended December 31,
	2011		2010
	North America	Europe	North America	Europe
Service cost	$15,617	$2,078	$13,872	$3,336
Interest cost	35,339	9,595	34,952	9,520
Expected return on plan assets	(42,181)	(11,161)	(39,933)	(9,889)
Settlement	—	4,381	1,422	—
Amortization of net loss/(gain)	5,477	(607)	5,821	1,377
Amortization of prior service (credit)/cost	(2,084)	10	(2,007)	10

Net periodic benefit cost	$12,168	$4,296	$14,127	$4,354

	(78,531)	(78,531)	(78,531)	(78,531)
	Six Months Ended December 31,
	2011		2010
	North America	Europe	North America	Europe
Service cost	$32,450	$4,156	$29,428	$6,671
Interest cost	70,815	19,191	70,542	19,039
Expected return on plan assets	(84,315)	(22,323)	(78,531)	(19,778)
Settlement	—	4,381	3,645	—
Amortization of net loss / (gain)	10,450	(1,214)	12,164	2,753
Amortization of prior service (credit)/cost	(4,169)	21	(2,412)	20

Net periodic benefit cost	$25,231	$4,212	$34,836	$8,705

Employer Contributions

The Company made $17.2 million in contributions to the North American plans during the first six months of fiscal year 2012 and anticipates making $4.0 million in contributions over the remainder of the fiscal year. The Company made $7.8 million in contributions to European plans during the first six months of fiscal year 2012 and anticipates making $10.0 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

Under the legacy Watson Wyatt plan, we sponsor a savings plan that provides benefits to substantially all legacy Watson Wyatt U.S. associates. We match associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. We recorded expense related to matching contributions of $2.7 million and $2.5 million to the plan during the three months ended December 31, 2011 and 2010, respectively. We recorded expense related to matching contributions of $4.8 million and $4.6 million to the plan during the six months ended December 31, 2011 and 2010, respectively.

The legacy Watson Wyatt U.K. pension plan has a money purchase section to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%. Expense recorded related to the Company contributions to the plan amounted to $3.8 million and $3.7 million for the three months ended December 31, 2011 and 2010, respectively. Expense recorded related to the Company contributions to the plan amounted to $7.4 million and $7.0 million for the six months ended December 31, 2011 and 2010, respectively.

The legacy Towers Perrin plans consist of sponsoring savings plans in 21 countries that provide benefits to substantially all legacy Towers Perrin associates within those countries. Certain of these plans provide for a Company match to associate contributions at various rates. In the United States, we provide a matching contribution of 100% of the first 5% of associate contributions. Expense recorded related to Company contributions to the plan amounted to $4.3 million and $4.4 million for the three months ended December 31, 2011 and 2010, respectively. Expense recorded related to Company contributions to the plan amounted to $8.1 million and $7.5 million for the six months ended December 31, 2011 and 2010, respectively. We make contributions of 10% of pay to the legacy Towers Perrin U.K. plan. Expense recorded related to Company contributions to the plan amounted to $1.6 million and

$1.7 million for the three months ended December 31, 2011 and 2010, respectively. Expense recorded related to Company contributions to the plan amounted to $3.2 million and $3.3 million for the six months ended December 31, 2011 and 2010, respectively.

Effective January 1, 2011, all eligible Towers Watson U.S. associates hired subsequent to that date participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay, and vesting at 100% upon two years of service for employer contributions. All other associates continued participation in their respective legacy plans until January 1, 2012 at which time the legacy plans were frozen to new contributions and the associates began participation in the new savings plan design.

Postretirement Benefits

Under both the legacy Watson Wyatt and legacy Towers Perrin plans, we provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. We accrue a liability for these benefits. Retiree medical benefits provided under our U.S. postretirement benefit plans were frozen to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost	$751	$994	$1,495	$2,549
Interest cost	2,731	2,733	5,485	6,286
Expected return on plan assets	(33)	(33)	(66)	(66)
Curtailment	—	(1,284)	—	(3,386)
Amortization of net loss	533	445	1,106	533
Amortization of prior service cost	(2,178)	(1,780)	(4,356)	(1,909)

Net periodic benefit cost	$1,804	$1,075	$3,664	$4,007

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

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $100.2 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2011, we were in compliance with our covenants.

As of December 31, 2011, Towers Watson had borrowings of $65.0 million outstanding under the Senior Credit Facility.

Previous Senior Credit Facility

Prior to entering into the Senior Credit Facility, Towers Watson and certain subsidiaries had entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Old Senior Credit Facility”). Borrowings under the Old Senior Credit Facility bore interest at a spread to either LIBOR or the Prime Rate. We were charged a quarterly commitment fee, 0.5% of the Old Senior Credit Facility, which varied with our financial leverage and was paid on the unused portion of the Old Senior Credit Facility. Obligations under the Old Senior Credit Facility were guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC) and were secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

Letters of Credit under the Senior Credit Facility

As of December 31, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.6 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

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

Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, Professional Consultants Insurance Company (“PCIC”). A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer from unaffiliated reinsurance companies. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and, as a result, PCIC’s results are consolidated in Towers Watson’s operating results. The PCIC insurance policies will continue to cover professional liability claims above a $1 million per claim self-insured retention for claims reported during the periods these policies were in effect, effectively resulting in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per claim self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development may result in fluctuations in Towers Watson’s earnings that could be significant.

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

On December 17, 2009, four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom are excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the “Allen Action”) in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. A fifth plaintiff joined this action on August 29, 2011. These plaintiffs are proceeding in their individual capacities and do not seek to represent a proposed class.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. Plaintiffs filed their opposition to this motion on February 1, 2012. Defendants intend to file a motion seeking permission to file a reply to plaintiffs’ opposition. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

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

As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities and Exchange Commission (“SEC”) filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. To date, Acument has recovered approximately $38.2 million of its investment in the Westridge Funds from the receivership. The Company declined Acument’s demand for compensation.

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and Towers Watson Investment Services (formerly known as Watson Wyatt Investment Consulting) in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees pad for consulting services, and attorney’s fees. The Company plans to defend vigorously against these legal proceedings. As this matter is in a preliminary stage, a loss is neither probable nor estimable, and we are unable to estimate a reasonably possible loss or range of loss.

Note 9 — Comprehensive Income.

Comprehensive income includes net income, additional minimum pension liability, unrealized loss on available-for-sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended December 31, 2011, comprehensive income totaled $64.4 million compared with comprehensive income of $49.3 million for the three months ended December 31, 2010. For the six months ended December 31, 2011, comprehensive income totaled $45.3 million compared with comprehensive income of $256.4 million for the six months ended December 31, 2010.

Note 10 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders have been divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock to the sellers as consideration. The Class B-3 and B-4 common stock, par value $0.01 per share, will generally convert into freely tradable Class A common stock on January 1, 2013 and January 1, 2014, respectively.

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock as of December 31, 2011 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-2	5,547,733	January 1, 2012
B-3	5,661,591	January 1, 2013
B-4	5,374,768	January 1, 2014

On June 29, 2010, we completed a tender offer to exchange shares of our Class B-1 common stock, par value $.01 per share, for unsecured subordinated notes in the aggregate principal amount of $97.3 million due March 15, 2012. The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may occur in the future on the market price of Class A common stock. Each note had a principal amount equal to the product of the number of shares of Class B-1 common stock tendered and $43.43, the exchange ratio. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”), of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of December 31, 2011.

Stock	Number of Shares	Vesting Date
Restricted A	1,171,962	January 1, 2012
Restricted A	1,692,589	January 1, 2013

For the three and six months ended December 31, 2011, we recorded $11.0 million and $20.8 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger.

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

Note 11 — Share-Based Compensation.

Restricted Stock Units

Executives and Employees

In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit award agreement, pursuant to the 2009 Plan. RSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. In September 2011, the Compensation Committee amended the form of performance-vested restricted stock unit award agreement to include a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement (age 55 and with 15 years experience at the company and a minimum of one year of service in the performance period) was further defined in January 2012 and the amended award agreements for all of our outstanding LTIP awards were finalized and distributed to participants.

2011 SEP. During the three and six months ended December 31, 2011, 577,191 RSUs, were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs will vest annually over a three-year period. We assumed a 10% forfeiture rate with these awards. For the three and six months ended December 31, 2011, we recorded $2.3 million and $6.0 million, respectively, of non-cash stock based compensation related to these grants.

2012 LTIP. During the three and six months ended December 31, 2011, 53,591 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $63.73. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2011, we recorded $2.8 million and $3.4 million, respectively, of stock-based compensation related to these grants.

2011 LTIP. During the three and six months ended December 31, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. The Compensation Committee amended the award agreements for all participants in exchange for entering into non-competition agreements, to provide for the continuation of vesting upon their qualified retirement which could be attained at age 55 and with 15 years employment. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2011, we recorded $3.8 million and $5.1 million of stock-based compensation related to these grants. For the three and six months ended December 31, 2010, we recorded $0.5 million of stock-based compensation related to these grants.

Outside Directors

In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors, which provides for cash and stock compensation for outside directors. During the three and six months ended December 31, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.3 million and $0.4 million, respectively, for the three months ended December 31, 2011 and 2010. We recorded non-cash stock based compensation related to these awards for outside directors of $0.8 million and $1.1 million, respectively, for the six months ended December 31, 2011 and 2010.

Stock Options

There were no grants of stock options during the three and six months ended December 31, 2011.

Note 12 — Income Taxes.

Provision for income taxes for the three and six months ended December 31, 2011 was $36.9 million and $72.4 million, respectively, compared to $22.8 million and $47.9 million, respectively, for the three and six months ended December 31, 2010. The effective tax rate was 36.6% for the six months ended December 31, 2011 and 36.8% for the six months ended December 31, 2010. There are no significant changes to the effective tax rate for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Note 13 — Segment Information.

Towers Watson has three reportable operating segments or practice areas:

(1)	Benefits

(2)	Risk and Financial Services

(3)	Talent and Rewards

Towers Watson’s chief operating decision maker is the chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the segments. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results.

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

The table below presents specified information about reported segments for the three months ended December 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$475,519	$205,011	$169,192	$849,722
Net operating income	162,264	53,956	55,760	271,980

The table below presents specified information about reported segments for the three months ended December 31, 2010:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$440,393	$172,815	$147,108	$760,316
Net operating income	134,271	36,724	36,010	207,005

The table below presents specified information about reported segments for the six months ended December 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$930,025	$399,149	$308,983	$1,638,157
Net operating income	306,544	103,468	80,974	490,986

The table below presents specified information about reported segments for the six months ended December 31, 2010:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$865,133	$339,167	$283,345	$1,487,645
Net operating income	260,201	75,888	65,418	401,507

A reconciliation of the information reported by segment to the consolidated amounts follows for the three and six months ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Total segment revenue	$849,722	$760,316	$1,638,157	$1,487,645
Reimbursable expenses and other	29,988	30,348	51,904	54,460

Revenue	$879,710	$790,664	$1,690,061	$1,542,105

Net Operating Income:
Total segment net operating income	$271,980	$207,005	$490,986	$401,507
Differences in allocation methods (1)	(5,378)	5,179	9,245	14,965
Amortization of intangibles	(17,352)	(11,673)	(30,665)	(23,412)
Transaction and integration expenses	(22,903)	(30,702)	(43,810)	(48,392)
Stock-based compensation and restricted A shares	(11,018)	(24,191)	(22,152)	(47,916)
Discretionary compensation	(93,985)	(85,500)	(184,718)	(173,975)
Other, net	(22,210)	1,935	(24,743)	(1,534)

Income from operations	$99,134	$62,053	$194,143	$121,243

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

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

	000000	000000	000000	000000	000000	000000
	Three Months Ended December 31,
	2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$66,939			$48,103
Less: Income allocated to participating securities	(2,648)			(2,734)

Income available to common shareholders	$64,291	69,552	$0.92	$45,369	70,053	$0.65

Diluted EPS
Share-based compensation awards	—	352		—	62

Income available to common shareholders	$64,291	69,904	$0.92	$45,369	70,115	$0.65

	Six Months Ended December 31,
	2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$126,643			$81,345
Less: Income allocated to participating securities	(4,990)			(4,624)

Income available to common shareholders	$121,653	69,887	$1.74	$76,721	70,032	$1.10

Diluted EPS
Share-based compensation awards	—	258		—	66

Income available to common shareholders	$121,653	70,145	$1.73	$76,721	70,098	$1.09

Note 15 — Recent Accounting Pronouncements.

Adopted

On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed during the fourth quarter in our current fiscal year. During that impairment test, if any of our reporting units have a zero or negative carrying value, we will assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we will perform step 2 of the goodwill impairment test and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. At this time, there is no impact expected on our financial position or results of operations as a result of adopting this provision.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company intends to implement this guidance in our fiscal 2012 impairment test performed during the fourth quarter. The Company does not expect any impact to our financial position or results of operations as a result of adopting this provision.

Not yet adopted

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We are still evaluating the impact of the change in presentation to our consolidated statement of operations and our consolidated statement of changes in stockholders’ equity and will adopt the new presentation in our fiscal year 2013 filings.

On December 23, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain provisions of ASU 2011-05 including the indefinite deferral until further deliberation of the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The FASB also decided that during the deferral period, entities would be required to comply with all existing requirements for reclassification adjustments in ASC 220, which indicates that “an entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. In light of this deferral, we will continue to disclose certain reclassifications out of accumulated other comprehensive income as proscribed by the existing literature and we will adopt the other provisions of ASU 2011-05 within our fiscal year 2013 filings.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 13,600 and 13,100 full-time associates as of December 31, 2011 and June 30, 2011, respectively, in the following practice areas:

	December 31, 2011	June 30, 2011
Benefits	6,400	6,300
Risk and Financial Services	2,500	2,300
Talent and Rewards	2,200	2,100
Other	300	300
Business Services (incl. Corporate and field support)	2,200	2,100

Total associates	13,600	13,100

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the six months ended December 31, 2011, the Benefits segment contributed 57% of our segment revenue. For the same period, approximately 44% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 24% of our segment revenue for the six months ended December 31, 2011. Approximately 68% of the segment’s revenue for the six months ended December 31, 2011originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 19% of our segment revenue for the six months ended December 31, 2011. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue for the six months ended December 31, 2011 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2012 (December 31, 2011) and as of the end of fiscal year 2011 (June 30, 2011), Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2011 and 2010, Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2011.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The six months ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010 include data of Towers Watson’s geographic regions.

	Six Months	Fiscal Year
	2012	2011	2010
United States	48%	49%	52%
United Kingdom	24	22	22
Canada	6	6	6
Germany	5	4	4
Netherlands	3	3	3

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

Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson Restricted Class A common stock for the three-year period will be $158.5 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.

Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the six months ended December 31, 2011, approximately 36% of professional and subcontracted services represent these reimbursable services.

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

Transaction and integration expenses include fees and charges associated with the Merger and with our other acquisitions. Transaction and integration expenses principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses.

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

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
Revenue	$879,710	100%	$790,664	100%	$1,690,061	100%	$1,542,105	100%

Costs of providing services:
Salaries and employee benefits	535,303	61%	499,449	63%	1,032,776	61%	991,106	64%
Professional and subcontracted services	78,749	9%	60,073	8%	143,021	8%	118,141	8%
Occupancy	32,689	4%	36,343	5%	68,060	4%	71,815	5%
General and administrative expenses	72,284	8%	71,519	9%	135,096	8%	130,003	8%
Depreciation and amortization	38,648	4%	30,525	4%	73,155	4%	61,405	4%
Transaction and integration expenses	22,903	3%	30,702	4%	43,810	3%	48,392	3%

	780,576	89%	728,611	92%	1,495,918	89%	1,420,862	92%

Income from operations	99,134	11%	62,053	8%	194,143	11%	121,243	8%

(Loss) income from affiliates	(124)	—%	121	—%	168	—%	285	—%
Interest income	842	—%	1,289	—%	2,158	—%	2,584	—%
Interest expense	(3,821)	—%	(3,475)	—%	(6,495)	—%	(6,828)	—%
Other non-operating income	6,302	1%	11,410	1%	8,146	—%	12,973	1%

Income before income taxes	102,333	12%	71,398	9%	198,120	12%	130,257	8%

Provision for income taxes	36,922	4%	22,817	3%	72,423	4%	47,947	3%

Net income before non-controlling interests	65,411	7%	48,581	6%	125,697	7%	82,310	5%

Less: Net (loss) income attributable to non-controlling interests	(1,528)	—%	478	—%	(946)	—%	965	—%

Net income attributable to controlling interests	$66,939	8%	$48,103	6%	$126,643	7%	$81,345	5%

Results of Operations for the Three and Six Months Ended December 31, 2011

Compared to the Three and Six Months Ended December 31, 2010.

Revenue

Revenue for the three months ended December 31, 2011 was $879.7 million, an increase of $89.0 million, or 11%, compared to $790.7 million for the three months ended December 31, 2010. Revenue for the six months ended December 31, 2011 was $1.7 billion, an increase of $148.0 million, or 10%, compared to $1.5 billion for the six months ended December 31, 2010. Our revenue growth reflects increased revenue from both new and existing clients. All of our segments experienced organic growth in the second quarter of our fiscal year 2012. Revenue from our two recent acquisitions, Aliquant and EMB, also contributed to the increase in revenue. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 6% for both the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.5950 for the second quarter of fiscal 2012 from 1.5559 for the second quarter of fiscal year 2011, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3846 for the second quarter of fiscal year 2012 from 1.3131 for the second quarter of fiscal 2011. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, is as follows:

•

Benefits revenue increased 8% and was $475.5 million for the second quarter of fiscal year 2012 compared to $440.4 million for the second quarter of fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 7% due to revenue growth in all of our practices. Our Retirement practice revenue, which represents the majority of the segment’s revenue, increased 3% on a constant currency basis. This growth was strongest in North America as we experienced growth in pension administration for new clients and in demand for our strategic work. Our Technology and Administration Solutions practice experienced double digit constant currency growth largely due to the addition of Aliquant, a health and welfare benefits administration outsourcing firm acquired in December 2010. We experienced additional growth from system modifications work and from new Call Center clients. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for some of our strategy work, particularly in plan management and product sales. Revenue in our Benefits segment increased 5% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 19% and was $205.0 million for the second quarter of fiscal year 2012 compared to $172.8 million for the second quarter of fiscal year 2011. Our Risk Consulting and Software practice experienced double digit constant currency revenue growth due to the addition of EMB, a non-life consulting and software company that we acquired in January 2011. We experienced continued growth in our Brokerage practice revenue due to mid single digit growth in the Americas and Europe due to new business and favorable pricing conditions. Our Investment practice led the segment in organic growth this quarter due to solid demand worldwide for advice on investment strategy, delegated services and alternative assets. Revenue in our Risk and Financial Services segment increased 4% on an organic basis, which excludes the effects of acquisitions and currency.

•

Talent and Rewards revenue increased 15% and was $169.2 million for the second quarter of fiscal year 2012 compared to $147.1 million for the second quarter of fiscal year 2011. We achieved organic growth in all regions and in all lines of business of Talent and Rewards. We experienced high single digit growth in our Executive Compensation consulting practice this quarter. Demand in the U.S. and Europe drove growth. In the U.S. we assist our clients in evaluating changes in their executive pay-setting process in preparation for their proxy. Rewards, Talent and Communication practice revenue increased in the mid single digits in all regions, led by the Americas. This growth was due to strong demand in reward and talents management and also a robust annual benefits open enrollment period where we assist clients in helping their employees understand the value of their health and benefit packages. We experienced double digit growth in Data, Surveys and Technology revenue from delivering the bulk of compensation benchmarking surveys this quarter. The survey cycle was lengthened this year. Talent and Rewards experienced 15% organic revenue growth.

A comparison of segment revenue for the six months ended December 31, 2011, as compared to the six months ended December 31, 2010 is as follows:

•

Benefits revenue increased 8% and was $930.0 million for the first half of fiscal year 2012 compared to $865.1 million for the first half of fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 6% due to revenue growth in all of our practices. Our Retirement practice revenue, which represents the majority of the segment’s revenue, increased 2% on a constant currency basis. This growth was strongest in North America as we experienced growth in pension administration for new clients. We expect our Retirement practice to continue to have low single digit growth. Our Technology and Administration Solutions practice experienced double digit constant currency growth largely due to the addition of Aliquant. We expect future growth in the mid single digits. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for some of our strategy work, particularly in the plan management and product sales. The health benefits consulting environment continues to be strong with regulatory uncertainty, market change and cost pressure. We expect future revenue growth in this area in the upper single digits. Revenue in our Benefits segment increased 4% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 18% and was $399.1 million for the first half of fiscal year 2012 compared to $339.2 million for the first half of fiscal year 2011. Our Risk Consulting and Software practice experienced double digit constant currency revenue growth due to the addition of EMB. Regulatory changes and merger and acquisition activity continue to drive demand. We experienced continued growth in our Brokerage practice revenue due to mid single digit growth in the Americas and Europe. Our Investment practice led the segment in organic growth this period due to solid demand worldwide for advice on investment strategy, delegated services and alternative assets. We expect that this mid single digit growth to continue in the second half of fiscal 2012. Revenue in our Risk and Financial Services segment increased 4% on an organic basis, which excludes the effects of acquisitions and currency.

•

Talent and Rewards revenue increased 9% and was $309.0 million for the first half of fiscal year 2012 compared to $283.3 million for the first half of fiscal year 2011. We achieved organic growth in all regions and in all lines of business of Talent and Rewards. We experienced high single digit revenue growth in our Executive Compensation consulting practice this year. The Executive Compensation consulting environment continued focus on pay-performance alignment, increased focus on risk mitigation and efforts to gauge shareholders’ opinions have driven demand for our services globally. Rewards, Talent and Communication practice revenue increased in the mid single digits in all regions, led by the Americas. This growth was due to a robust annual benefits open enrollment period, where we assist clients in helping their employees understand the value of their health and benefit packages. Merger and acquisition activity globally has created demand for change management support and reward program design. We expect continued growth in all geographic areas for the remaining fiscal year 2012. We experienced low double digit growth in Data, Surveys and Technology revenue from the lengthening of the survey season. Talent and Rewards experienced 8% organic revenue growth.

Salaries and Employee Benefits

Salaries and employee benefits were $535.3 million for the second quarter of fiscal year 2012 compared to $499.4 million for the second quarter of fiscal year 2011, an increase of $35.9 million, or 7%. On a constant currency basis, salaries and employee benefits increased by 6%. This increase was primarily driven by an increase in base salary of $26.5 million attributable to a 9% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 57% of our headcount increases as of December 31, 2011 compared to December 31, 2010. In addition, bonus and benefits expense and other employee compensation increased $14.8 million as a result of our increase in headcount and also due to deferred payments and earn-out payments related to our acquisition of EMB. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the company. Stock-based compensation decreased $5.8 million in the current quarter primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger. As a percentage of revenue, salaries and employee benefits decreased to 61% for the second quarter of fiscal year 2012 from 63% for the second quarter of fiscal year 2011.

Salaries and employee benefits were $1.0 billion for the first half of fiscal year 2012 compared to $991.1 million for the first half of fiscal year 2011, an increase of $41.7 million, or 4%. On a constant currency basis, salaries and employee benefits increased by 2%. This increase was primarily driven by an increase in base salary of $56.8 million attributed to a 4% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 80% of our headcount increase as of December 31, 2011 compared to June 30, 2011 as a result of our acquisition of EMB in January 2011 and also as we have increased resources in certain of our practices in response to new business opportunities. In addition, bonus and benefit expense and other employee compensation increased $14.1 million as a result of our increase in headcount and also due to deferred payments and earn-out payments related to our acquisition of EMB. We expect to continue hiring new associates to address pockets of opportunities as they arise throughout our business. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the company. Our stock-based compensation decreased $14.3 million in the current year primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger. Our pension expense decreased $15.0 million due to the remeasurement of our U.S. pension and post-retirement plans in September 2010. The plan changes substantially reduced plan obligations associated with future pay and health care cost increases. As a percentage of revenue, salaries and employee benefits decreased to 61% for the first half of fiscal year 2012 from 64% for the first half of fiscal year 2011.

Professional and Subcontracted Services

Professional and subcontracted services for the second quarter of fiscal year 2012 were $78.7 million, compared to $60.1 million for the second quarter of fiscal year 2011, an increase of $18.7 million, or 31%. We experienced a 26% increase on a constant currency basis due to an increase of $9.2 million of external service provider fees to supplement our day-to-day operations and an increase of $12.3 million of external labor fees and pass-through expenses which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services increased to 9% for the second quarter of fiscal year 2012 compared to 8% the second quarter of fiscal year 2011.

Professional and subcontracted services for the first half of fiscal year 2012 were $143.0 million, compared to $118.1 million for the first half of fiscal year 2011, an increase of $24.9 million, or 21%. The 18% increase on a constant currency basis is due to an increase of $14.9 million of external service provider fees to supplement our day-to-day operations, and an increase of $17.2 million of external labor fees and pass-through expenses which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services increased to 9% for the first half of fiscal year 2012 compared to 8% for the first half of fiscal year 2011.

Occupancy

Occupancy expense for the second quarter of fiscal year 2012 decreased $3.7 million, or 10%, to $32.7 million, compared to $36.3 million for the second quarter of fiscal year 2011. Occupancy expense for the first half of fiscal year 2012 decreased $3.8 million, or 5%, to $68.1 million, compared to $71.8 million for the first half of fiscal year 2011. The decrease in both periods was due to rent reductions from integrating our offices post-Merger, amortization of the fair value of acquired lease intangibles and tenant improvement allowances. As a percentage of revenue, occupancy expense decreased to 4% for the three and six months ended December 31, 2011 compared to 5% for the three and six months ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses for the second quarter of fiscal year 2012 were $72.3 million, compared to $71.5 million for the second quarter of fiscal year 2011, an increase of $0.8 million, or 1%. General and administrative expenses for the first half of fiscal year 2012 were $135.1 million, compared to $130.0 million for the first half of fiscal year 2011, an increase of $5.1 million, or 4%. The increase in both periods was principally due to increased non-billable travel costs to support an expanded employee base, offset by a reduction of general office expenses. As a percentage of revenue, general and administrative expenses were 8% for the three and six months ended December 31, 2011 compared to 9% and 8% for the three and six months ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of fiscal year 2012 was $38.6 million, compared to $30.5 million for the second quarter of fiscal year 2011, an increase of $8.1 million, or 27%.

Depreciation and amortization expense for the first half of fiscal year 2012 was $73.2 million, compared to $61.4 million for the first half of fiscal year 2011, an increase of $11.8 million, or 19%. These increases include amortization of intangible assets related to our two new acquisitions in fiscal year 2011, EMB and Aliquant. In addition, we accelerated amortization for a software application that we acquired in the Merger as management determined that its use would be discontinued in the next three to four years. A portion of the increase is also attributable to increased depreciation on the computer hardware that has been placed in service in fiscal year 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for the three and six months ended December 31, 2011 and 2010.

Transaction and Integration Expenses

Transaction and integration expense for the second quarter of fiscal year 2012 was $22.9 million, compared to $30.7 million for the second quarter of fiscal year 2011, a decrease of $7.8 million, or 25%. Transaction and integration expense for the first half of fiscal year 2012 was $43.8 million, compared to $48.4 million for the first half of fiscal year 2011, a decrease of $4.6 million, or 10%. The decrease was principally due to fees paid to terminate our external information technology service provider relationship in the prior year offset by increased information technology integration projects in the current year. As a percentage of revenue, transaction and integration expenses were 3% for the three and six months ended December 31, 2011 compared to 4% and 3% for the three and six months ended December 31, 2010.

(Loss) Income from Affiliates

Loss from affiliates for the second quarter of fiscal year 2012 was $0.1 million compared to income from affiliates of $0.1 million for the second quarter of fiscal year 2011. Income from affiliates for the first half of fiscal year 2012 was $0.2 million compared $0.3 million for the first half of fiscal year 2011. In the second quarter of fiscal year 2012, we purchased an additional ownership in Fifth Quadrant and consolidated its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Interest Income

Interest income was $0.8 million and $1.3 million for the second quarter of fiscal year 2012 and fiscal year 2011, respectively. Interest income was $2.2 million and $2.6 million for the first half of fiscal year 2012 and fiscal year 2011, respectively.

Interest Expense

Interest expense was $3.8 million for the second quarter of fiscal year 2012, compared to $3.5 million for the second quarter of fiscal year 2011. Interest expense was $6.5 million for the first half of fiscal year 2012, compared to $6.8 million for the first half of fiscal year 2011.

Other Non-Operating Income

Other non-operating income for the second quarter of fiscal year 2012 was $6.3 million, compared to $11.4 million for the second quarter of fiscal year 2011. Other non-operating income for the first half of fiscal year 2012 was $8.1 million, compared to $13.0 million for the first half of fiscal year 2011.

For the three and six months ended December 31, 2011, we recorded $2.6 million of deferred payments from divestitures and $2.5 million gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. We acquired an additional ownership in Fifth Quadrant and consolidated our former equity investee in our results of operations beginning in the second quarter of fiscal year 2012. Included in the three and six months ended December 31, 2010 is $9.4 million received for a deferred payment on the sale of an investment.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2011 was $36.9 million, compared to $22.8 million for the three months ended December 31, 2010. The effective tax rate was 36.1% for the three months ended December 31, 2011 and 32.0% for the three months ended December 31, 2010. The prior year effective tax rate was lower primarily due a deferred income tax benefit from the impact of a tax restructuring in Japan of 1.5% and valuation allowance releases of 0.4%. The current year effective tax rate includes a deferred tax expense for the impact of foreign rate changes on certain deferred tax assets of 1.3%, mainly in Japan. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Provision for income taxes for the six months ended December 31, 2011 was $72.4 million, compared to $47.9 million for the six months ended December 31, 2010. The effective tax rate was 36.6% for the six months ended December 31, 2011 and 36.8% for the six months ended December 31, 2010. There are no significant changes to the effective tax rate for the six months ended December 31, 2011 as compared to December 31, 2010. Beginning in fiscal year 2012, the Company no longer provides deferred taxes on current or future earnings with respect to the acquired Towers Perrin Canadian subsidiary. If future events, including material changes in estimates of cash, working capital and long-term investments requirements, necessitate that foreign earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the three months ended December 31, 2011 was $66.9 million, an increase of $18.8 million, or 39%, compared to $48.1 million for the three months ended December 31, 2010. Net income attributable to controlling interests for the six months ended December 31, 2011 was $126.6 million, an increase of $45.3 million, or 56%, compared to $81.3 million for the six months ended December 31, 2010.

Earnings Per Share

Diluted earnings per share for the three months ended December 31, 2011 was $0.92, compared to $0.65 for the three months ended December 31, 2010. Diluted earnings per share for the six months ended December 31, 2011 was $1.73, compared to $1.09 for the six months ended December 31, 2010.

Liquidity and Capital Resources

Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our credit facility. Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

We believe that we have sufficient resources to fund operations beyond the next 12 months, including a $100.2 million payable in March 2012 in principal and interest on the notes issued in connection with the tender offer we completed in June 2010. We expect to repay our $100.2 million note payable with a combination of our operating cash and funds from our credit facility. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital and our stock repurchase program.

Our cash and cash equivalents at December 31, 2011 totaled $386.1 million, compared to $528.9 million at June 30, 2011. The decrease in cash from June 30, 2011 to December 31, 2011 was primarily due to the payment of our annual bonus.

Our cash and cash equivalents balance includes $79.8 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $306.3 million of cash that is available for our general use.

As we discussed in Note 1, we have changed the presentation of our cash received from our clients and reinsurers in connection with our reinsurance brokerage business to restricted cash from cash and cash equivalents on our consolidated balance sheet as of June 30, 2010. As a result of the balance sheet change, we decreased total ending cash and cash equivalents on the statement of cash flows for the six months ended December 31, 2010 by $130.4 million related to the amount of reinsurance cash received from Towers Perrin in the Merger. In addition, the change in restricted cash for the six months ended December 31, 2010 is included as a decrease in restricted cash in the cash flows from operating activities of $36.1 million, which is offset by an increase in fiduciary liabilities.

Our restricted cash at December 31, 2011 totaled $132.9 million, compared to $153.2 million at June 30, 2011, of which $129.9 million is available at December 31, 2011 for payment of reinsurance premiums on behalf of reinsurance clients and an additional $3.0 million is held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of December 31, 2011, $277.5 million of Towers Watson’s total cash balance of $386.1 million was held outside of the United States. While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2011, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows (Used in) /From Operating Activities.

Cash flows used in operating activities was $53.5 million for the first six months of fiscal year 2012 compared to cash flows from operating activities of $146.4 million for the first six months of fiscal year 2011. This decrease is primarily attributable to a larger bonus payment this year compared to the prior year, as well as increased revenue for the period not yet collected from our clients. The bonus was larger in the current year since the prior year bonus was paid out in two parts during the third quarter for fiscal year 2010 and the first quarter of fiscal year 2011 related due to the Merger and the alignment of the legacy compensation practices.

The allowance for doubtful accounts increased $4.1 million from June 30, 2011 to December 31, 2011. The number of days of accounts receivable decreased to 76 at December 31, 2011 compared to 78 at June 30, 2011.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first six months of fiscal year 2012 were $29.6 million, compared to $90.9 million of cash flows used in investing activities for the first six months of fiscal year 2011. The decrease reflects larger redemptions of available for sale securities offset by greater purchases of fixed assets and less cash paid for business acquisitions.

Cash Flows Used in Financing Activities.

Cash flows used in financing activities for the first six months of fiscal year 2012 were $42.1 million, compared to cash flows used in financing activities of $7.7 million for the first six months of fiscal year 2011. This change was primarily attributable to a $91.0 million increase in repurchases of common stock, which was offset by the net $65.0 million borrowing under the Senior Credit Facility during the first six months of fiscal year 2012.

Capital Commitments

Expenditures of capital funds were $65.5 million for the first six months of fiscal year 2012. These expenditures related primarily to information technology upgrades and purchases since the termination of our external information technology service provider relationship during the fourth quarter of fiscal year 2011. Anticipated commitments of capital funds are estimated at $35.9 million for the remainder of fiscal year 2012. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the six months ended December 31, 2011, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.10 per share. Total dividends paid in the six months ended December 31, 2011 and 2010 were $11.9 million and $10.5 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes Payable and accrued interest due March 2012 (as of December 31, 2011 )	$100,230	$100,230	$—	$—	$—
Lease Commitments (as of June 30, 2011)	601,225	105,107	180,236	132,370	183,512

	$701,455	$205,337	$180,236	$132,370	$183,512

Operating Leases. We lease office space, furniture, cars and selected computer equipment under operating lease agreements with terms typically ranging from one to ten years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. Intangible assets and liabilities were recognized for the difference between the contractual cash obligations shown above and the estimated market rates at the time of the acquisitions. The resulting intangibles amortize to rent expense but do not impact the amounts shown above since there is no change to our contractual cash obligations.

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2012 are projected to be approximately $14.0 million.

Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $40.9 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal amount of $100.2 million. The Towers Watson Notes due March 2012 were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” The Towers Watson Notes due March 2012 will mature on March 15, 2012 and are included in the notes payable balance on our condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011. Obligations under the Towers Watson Notes due March 2012 are subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture).

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2011, we were in compliance with our covenants.

As of December 31, 2011, Towers Watson had borrowings of $65.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of December 31, 2011, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.6 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Non-U.S. GAAP Measures

In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present (1) Adjusted EBITDA, (2) Adjusted Net Income Attributable to Controlling Interests, and (3) Adjusted Diluted Earnings Per Share (which are all non-U.S. GAAP measures), to eliminate the effect of acquisition-related expenses from the financial results of our operations. We use Adjusted Net Income Attributable to Controlling Interests (the numerator) for the purpose of calculating Adjusted Diluted Earnings Per Share. The Company believes that Adjusted EBITDA and Adjusted Diluted Earnings Per Share are relevant and useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.

Since the merger in January 2010, we have incurred significant acquisition-related expenses related to our merger and integration activities necessary to combine Watson Wyatt and Towers Perrin. These acquisition-related expenses include transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Included in our acquisition-related transaction and integration costs are integration consultant fees and legal, accounting, marketing and information technology integration expenses. We expect that during the first three years following the merger, these activities and the related expenses will be incurred and be significant, although amortization will continue over the estimated useful lives of the related intangibles. Acquisition-related gains include a gain resulting from the fair value adjustment to our investment in 5th Quadrant upon the purchase of a controlling interest. We consider Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important financial measures, which we use to internally evaluate and assess our core operations, and benchmark our operating results against our competitors. We use Adjusted EBITDA to evaluate and measure our performance-based compensation plans. Adjusted EBITDA and Adjusted Diluted Earnings Per Share are important in illustrating what our operating results would have been had we not incurred these acquisition-related expenses.

We define Adjusted EBITDA as net income before non-controlling interests adjusted for provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation and other non-operating income. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income before non-controlling interests, Adjusted Net Income Attributable to Controlling Interests to net income attributable to controlling interests and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below.

	Three Months Ended December 31,
	2011	2010
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$65,411	$48,581
Provision for income taxes	36,922	22,817
Interest, net	2,979	2,186
Depreciation and amortization	38,648	30,525
Transaction and integration expenses	22,903	30,702
Stock-based compensation (a)	11,018	24,191
Other non-operating income (b)	(6,178)	(11,531)

Adjusted EBITDA	$171,703	$147,471

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.
(b)	Other non-operating income includes income from affiliates and other non-operating income.

Three Months Ended December 31, 2011
(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$66,939
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	11,264
Transaction and integration expenses including severance	14,750
Stock-based compensation (d)	7,241
Gain on investment in 5th quadrant	(1,779)

Adjusted net income attributable to controlling interests	$98,415

Weighted average shares of common stock — diluted (000)	72,769

Earnings per share — diluted, as reported	$0.92
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.16
Transaction and integration expenses including severance	0.20
Stock-based compensation	0.10
Gain on investment in 5th quadrant	(0.03)

Adjusted earnings per share — diluted	$1.35

(c)

The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 35.1%, transaction and integration expenses including severance was 35.6%, stock-based compensation was 34.3% and gain on investment in 5th quadrant was 28.0%.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2011, we had a $248.6 million IBNR liability balance. The liability has decreased from $274.8 million as of June 30, 2011 as the result of known claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2013;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;

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

Foreign Currency Risk

For the six months ended December 31, 2011, 52% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of December 31, 2011, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $8 million, or 6%, for the six months ended December 31, 2011. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenue in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future. In certain circumstances, Towers Watson will choose to internally offset currency exposures, where such natural offsets have been identified.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally accepted accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the six months ended December 31, 2011, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. During the three months ended September 30, 2011, our Canadian associates were migrated to the new system. During the three months ended December 31, 2011, our U.S. associates were migrated to the new system. The implementation is expected to be completed in multiple phases through our fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to implementation, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the implementation of the system, our management will update the system of internal control over the impacted areas.

In addition, during the first six months of fiscal 2012, the Company began moving towards a finance shared service center model, pursuant to which accounts payable, project set-up and billing-related activities will be centralized in three centers, rather than in individual offices or countries, as was the case previously. Our Canadian associates began to operate under the new shared service center model during the first quarter of fiscal year 2012. This migration and shared service center model did not materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2011.

ITEM 1A. RISK FACTORS.

Except as described below, there are no material changes from risk factors as previously disclosed in our 2011 Annual Report on Form 10-K, filed on August 29, 2011. We urge you to read the risk factors contained in such Reports.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended June 30, 2011, approximately 12% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock. This repurchase is also part of the ongoing stock repurchase program initiated by the Company to offset dilution from employee benefit plans. There are no expiration dates for either of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the second quarter of fiscal year 2012 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2011 through October 31, 2011	327,872	$62.10	327,872	1,630,850
November 1, 2011 through November 30, 2011	235,318	63.12	235,318	1,395,532
December 1, 2011 through December 31, 2011	15,500	62.39	15,500	1,380,032

	578,690		578,690

(a)	Of the 578,690 shares of Class A Common Stock repurchased in the second quarter of fiscal year 2012, 226,980 shares were repurchased under the plan approved by our Board of Directors during the third quarter of fiscal year 2010. The remaining 351,710 shares were repurchased under the plan approved by our Board of Directors during the second quarter of fiscal year 2011.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $100 million of 1,380,032 shares was determined using the closing price of our stock on December 31, 2011 of $59.93.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (1)

10.18	Amended Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2011, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on November 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	February 7, 2012
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	February 7, 2012
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Peter L. Childs	February 7, 2012
Name: Peter L. Childs	Date
Title: Principal Accounting Officer