Form 10-Q
period 2012-03-31
Towers Watson & Co.
filed 2012-05-09
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 there were 59,059,726 outstanding shares of Class A Common Stock and 1,688,736 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,661,591 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,374,287 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue	$901,516	$866,081	$2,591,577	$2,408,186

Costs of providing services:
Salaries and employee benefits	544,599	539,489	1,577,375	1,530,595
Professional and subcontracted services	69,644	59,354	212,665	177,495
Occupancy	38,987	35,124	107,047	106,939
General and administrative expenses	79,263	66,609	214,359	196,612
Depreciation and amortization	38,729	33,990	111,884	95,395
Transaction and integration expenses	21,411	29,242	65,221	77,634

	792,633	763,808	2,288,551	2,184,670

Income from operations	108,883	102,273	303,026	223,516

Income from affiliates	167	199	335	484
Interest income	784	1,224	2,942	3,808
Interest expense	(313)	(2,788)	(6,808)	(9,616)
Other non-operating income	724	7,218	8,870	20,191

Income before income taxes	110,245	108,126	308,365	238,383

Provision for income taxes	41,199	38,216	113,622	86,163

Net income before non-controlling interests	69,046	69,910	194,743	152,220

Less: Net income (loss) attributable to non-controlling interests	812	674	(134)	1,639

Net income attributable to controlling interests	$68,234	$69,236	$194,877	$150,581

Earnings per share:
Net income attributable to controlling interests — basic	$0.95	$0.94	$2.69	$2.03

Net income attributable to controlling interests — diluted	$0.95	$0.94	$2.68	$2.03

Weighted average shares of common stock, basic (000)	71,624	73,970	72,377	74,159

Weighted average shares of common stock, diluted (000)	71,953	74,033	72,658	74,225

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	March 31, 2012	June 30, 2011
Assets
Cash and cash equivalents	$427,174	$528,923
Restricted cash	180,167	153,154
Short-term investments	31,088	43,682
Receivables from clients:
Billed, net of allowances of $16,386 and $12,636	541,258	502,910
Unbilled, at estimated net realizable value	368,979	276,020

	910,237	778,930

Other current assets	129,469	145,862

Total current assets	1,678,135	1,650,551

Fixed assets, net	289,052	252,343
Deferred income taxes	129,503	188,569
Goodwill	1,944,079	1,943,574
Intangible assets, net	640,793	694,922
Other assets	340,663	368,991

Total Assets	$5,022,225	$5,098,950

Liabilities
Accounts payable, accrued liabilities and deferred income	$320,832	$285,793
Employee-related liabilities	503,321	573,214
Fiduciary liabilities	180,167	147,902
Notes payable	—	99,341
Other current liabilities	30,286	71,944

Total current liabilities	1,034,606	1,178,194
Revolving credit facility	63,000	—
Accrued retirement benefits and other employee-related liabilities	745,396	811,779
Professional liability claims reserve	288,911	312,258
Other noncurrent liabilities	207,346	194,049

Total Liabilities	2,339,259	2,496,280

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 63,521,654 and 57,897,889 issued and 60,743,892 and 56,949,548 outstanding	635	579
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 11,035,878 and 16,651,890 issued and 11,035,878 and 16,651,890 outstanding	110	167
Additional paid-in capital	1,814,147	1,773,285
Treasury stock, at cost — 2,777,763 and 948,341 shares	(164,066)	(52,360)
Retained earnings	1,059,356	883,161
Accumulated other comprehensive loss	(52,489)	(13,305)

Total Stockholders’ Equity	2,657,693	2,591,527

Non-controlling interest	25,273	11,143

Total Equity	2,682,966	2,602,670

Total Liabilities and Total Equity	$5,022,225	$5,098,950

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income before non-controlling interests	$194,743	$152,220
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	9,009	11,108
Depreciation	63,491	58,153
Amortization of intangible assets	48,393	37,242
Provision for/(benefit from) deferred income taxes	63,878	(520)
Equity from affiliates	212	(30)
Stock-based compensation	45,590	64,946
Other, net	5,561	(14,689)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(150,995)	(88,594)
Restricted cash	(27,558)	42,997
Other current assets	(6,542)	8,143
Other noncurrent assets	(28,353)	(2,232)
Accounts payable, accrued liabilities and deferred income	42,796	18,930
Employee-related liabilities	(50,810)	90,043
Fiduciary liabilities	32,634	(41,942)
Accrued retirement benefits and other employee-related liabilities	(33,731)	(41,137)
Professional liability claims reserves	(54,270)	(30,732)
Other current liabilities	1,325	(11,678)
Other noncurrent liabilities	1,360	18,852
Income tax related accounts	1,776	56,029

Cash flows from operating activities	$158,509	$327,109

Cash flows used in investing activities:
Cash paid for business acquisitions	(3,012)	(137,298)
Cash acquired from business acquisitions	2,101	10,349
Purchases of fixed assets	(91,258)	(38,211)
Capitalized software costs	(18,701)	(16,547)
Purchases of held-to-maturity securities	—	(14,295)
Redemptions of held-to-maturity securities	—	14,295
Purchases of available-for-sale securities	—	(44,129)
Redemption of available-for-sale securities	59,479	55,740
Investment in affiliates	—	(5,689)
Proceeds from divestitures	1,606	16,918

Cash flows used in investing activities	$(49,785)	$(158,867)

Cash flows used in financing activities:
Borrowings under credit facility	251,000	75,000
Repayments under credit facility	(188,000)	(75,000)
Repayments of notes payable	(100,771)	(200,000)
Dividends paid	(19,378)	(16,008)
Repurchases of common stock	(100,789)	(5,957)
Tax payment on vested shares	(33,183)	(26,248)
Issuances of common stock and excess tax benefit	3,333	5,511

Cash flows used in financing activities	$(187,788)	$(242,702)

Effect of exchange rates on cash	$(22,685)	$19,905

Decrease in cash and cash equivalents	(101,749)	(54,555)
Cash and cash equivalents at beginning of period	528,923	435,927

Cash and cash equivalents at end of period	$427,174	$381,372

Supplemental disclosures:
Cash paid for interest	$4,625	$4,268

Cash paid for income taxes, net of refunds	$47,900	$35,174

Common stock issued upon the vesting of our SEP plan restricted stock units	$16,574	$—

Contingent payments accrued in conjunction with the acquisitions of EMB and Aliquant	$—	$20,026

Issuance of stock in conjunction with the acquisitions of EMB and the Merger	$—	$11,250

Common stock withheld for taxes associated with vesting of Restricted A Shares	$33,183	$26,248

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670
Comprehensive income/(loss)
Net income (loss)	—	—	—	—	—	—	194,877	—	(134)	194,743
Additional minimum pension liability, net of tax	—	—	—	—	—	—	—	10,745	—	10,745
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(48,911)	425	(48,486)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	(566)	(146)	(712)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(452)	—	(452)

Total comprehensive income	—	—	—	—	—	—	—	—	—	155,838
Acquisition of Fifth Quadrant	—	—	—	—	—	—	—	—	13,985	13,985
Repurchases of common stock	—	—	—	—	—	(100,789)	—	—	—	(100,789)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(33,183)	—	—	—	(33,183)
Exercises of stock options and purchases under our ESPP	—	—	—	—	326	4,672	—	—	—	4,998
Restricted stock unit vesting	9	—	—	—	(5,054)	17,594	—	—	—	12,540
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(18,682)	—	—	(18,682)
Stock-based compensation	—	—	—	—	45,590	—	—	—	—	45,590
Acceleration of Class B shares to Class A shares	5,615	56	(5,616)	(57)	—	—	—	—	—	(1)

Balance as of March 31, 2012	63,522	$635	11,036	$110	$1,814,147	$(164,066)	$1,059,356	$(52,489)	$25,273	$2,682,966

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

Our fiscal year 2012 began July 1, 2011 and ends June 30, 2012.

The results of operations for the three and nine months ended March 31, 2012 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2012. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, to be cash equivalents.

Restricted Cash — Our restricted cash balance as of March 31, 2012 and June 30, 2011 includes $174.1 million and $147.9 million, respectively, of cash primarily received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to the current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, at March 31, 2012 and June 30, 2011 we had $6.1 million and $5.3 million, respectively, of restricted cash from our clients for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows.

Accounts Receivable — Our billed and unbilled accounts receivable balances increased $131.3 million from June 30, 2011 to March 31, 2012, partially as a result of revenue growth, and partially due to an increased focus on ERP deployment activities in North America. At this time, approximately 80% of our revenue is operating on the new Oracle system. We expect that we may experience elevated levels of accounts receivable for the next few quarters while we continue deployments around the world. The allowance for doubtful accounts increased $3.8 million from June 30, 2011 to March 31, 2012. The number of days of sales outstanding increased to 89 at March 31, 2012 compared to 78 at June 30, 2011.

Retirement Benefits — On January 1, 2012, the legacy Watson Wyatt pension plan merged into the legacy Towers Perrin pension plan and it was renamed the Towers Watson pension plan. Prior to the merger of the plans, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets. Both accounting methods were acceptable under US GAAP; however as a result of the merger of the two plans, the company was required to adopt one method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plan used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments and the legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. On January 1, 2012, the company elected to adopt the fair value method in determining the market-related value of all plan assets of the merged plans. Additionally, we have a legacy Towers Perrin pension plan in Canada that used a calculated value for the market-related value of plan assets, and on January 1, 2012 the company elected to change the accounting method for market-related value of plan assets related to the Canadian plan to fair value. We consider the fair value method of accounting for gains and losses of plan assets to be a preferable method of accounting because it accelerates recognition of gains and losses into pension expense and net income closer to when events resulting in gains and losses actually occurred. We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the company calculated the cumulative difference of using a calculated value to determine market-related value of plan assets versus the fair value method for the legacy Towers Perrin plans over the period of time from the date of the merger between Towers Perrin and Watson Wyatt through January 1, 2012 to determine the cumulative impact of this accounting change. The cumulative effect of the change resulted in an increase to salary and employee benefit expense of $9.5 million, a reduction in income tax expense of $3.4 million and a reduction to net income of $6.1 million for the three and nine months ended March 31, 2012 and an increase to accumulated other comprehensive income of $6.1 million. Related to the change in accounting method, the $9.5 million expense is offset by a current quarter benefit of $3.3 million. The cumulative effect of the change in accounting decreased diluted earnings per share by $0.08 for the three and nine months ended March 31, 2012.

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

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of March 31, 2012 and June 30, 2011:

	March 31, 2012			June 30, 2011
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
Short-term investments: due in one year or less	$30,763	$306	$31,069	$43,227	$430	$43,657
Non-current assets: due in one through five years	4,519	76	4,595	49,625	769	50,394

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the nine months ended March 31, 2012 were $59.5 million, resulting in a realized gain of $0.1 million and during the nine months ended March 31, 2011 were $55.7 million, resulting in a realized gain of $0.3 million. Proceeds from the sales and maturities of held-to-maturity fixed income securities during the nine months ended March 31, 2011 were $14.3 million, resulting in insignificant realized gains. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	All Other	Total
Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$1,214	$1,943,574
Goodwill acquired	13,867	22,114	650	—	36,631
Translation adjustment	(27,189)	(6,791)	(2,146)	—	(36,126)

Balance as of March 31, 2012	$1,275,037	$554,087	$113,741	$1,214	$1,944,079

Included in the goodwill acquired is a $8.2 million goodwill adjustment in Risk and Financial Services reflecting the modification of deferred tax amounts related to the acquisition of EMB, which was completed on January 31, 2011.

As of March 31, 2012, we finalized our accounting for the step-acquisition of Fifth Quadrant. Included in goodwill acquired is $27.7 million of goodwill related to acquiring additional ownership of our equity investment in Fifth Quadrant on November 30, 2011, which resulted in a controlling ownership. The goodwill is evenly allocated to the Benefits and Risk and Finance Services segments based on the acquired company’s historical revenue and service offerings. We recorded a $2.8 million gain in other non-operating income representing the increase in the fair value of our previous ownership. We consolidated Fifth Quadrant as a result of our controlling ownership and recorded a non-controlling interest.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the nine months ended March 31, 2012:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2011	$202,155	$113,767	$5,438	$321,360
Intangible assets disposed of during the period	—	—	(508)	(508)
Amortization	(22,129)	(26,264)	(635)	(49,028)
Translation adjustment	(4,278)	(1)	(38)	(4,317)

Balance as of March 31, 2012	$175,748	$87,502	$4,257	$267,507

For the three and nine months ended March 31, 2012, we recorded $17.7 million and $48.4 million, respectively, of amortization related to our intangible assets. For the three and nine months ended March 31, 2011, we recorded $13.7 million and $37.2 million, respectively, of amortization related to our intangible assets.

Due to integration of our Retirement practice, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment and we plan to shorten the life of the intangible asset and accelerate the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our practice management. As a result, we recorded an additional $3.8 million and $6.3 million of amortization for the three and nine months ended March 31, 2012.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $373.3 million and $373.6 million as of March 31, 2012 and June 30, 2011, respectively. The change during the period was due to foreign currency translation adjustment.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of March 31, 2012 and June 30, 2011, this liability was $18.1 million and $21.3 million, respectively. The change for the nine months ended March 31, 2012 was comprised of a reduction to rent expense of $3.1 million and translation of $0.1 million.

Components of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2011 and March 31, 2012. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the carrying value of finite-lived intangible assets as of March 31, 2012 and June 30, 2011:

	As of March 31, 2012		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer related intangibles	$272,419	$96,671	$280,547	$78,392
Core/developed technology	147,080	59,578	166,110	52,343
Favorable lease agreements	6,120	1,863	6,808	1,370

Total finite-lived intangible assets	$425,619	$158,112	$453,465	$132,105

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2012, was 7.1 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2012 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset

2012	$17,252	$(828)
2013	60,997	(2,695)
2014	45,173	(2,471)
2015	34,364	(2,155)
2016	28,941	(1,633)
Thereafter	76,523	(4,022)

Total	$263,250	$(13,804)

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

The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011:

	$00,000	$00,000	$00,000	$00,000
	Fair Value Measurements on a Recurring Basis at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,041	$9,129	$—	$11,170
Corporate bonds (a)	—	16,621	—	16,621
Obligations of states, municipalities and political subdivisions (a)	—	7,873	—	7,873
Equity securities (b)	1,335	—	—	1,335
Mutual funds (c)	5,924	—	—	5,924
Derivatives:
Foreign exchange forwards (d)	—	2,258	—	2,258

	$00,000	$00,000	$00,000	$00,000
	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,043	$31,304	$—	$33,347
Corporate bonds (a)	—	46,085	—	46,085
Obligations of states, municipalities and political subdivisions (a)	—	14,620	—	14,620
Equity securities (b)	1,383	—	—	1,383
Mutual funds (c)	7,138	—	—	7,138
Derivatives:
Foreign exchange forwards (d)	—	2,665	—	2,665

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$137	$—	$137

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet.
(c)	These assets are included in other assets on the condensed consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2012, we recorded gains of $1.1 million and $1.1 million, respectively, for instruments still held at March 31, 2012. For the three and nine months ended March 31, 2011, we recorded gains of $0.1 million and $0.1 million, respectively, for instruments still held at March 31, 2011. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at March 31, 2012 or 2011.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended March 31, 2012.

Note 6 — Derivative Financial Instruments.

We are exposed to market risk from changes in foreign currency exchange rates. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.

Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. These exposures primarily arise from intercompany lending and forecasted cash flows between entities with different functional currencies. At March 31, 2012, the longest outstanding maturity was eight months. As of March 31, 2012, a net $1.2 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three and nine months ended March 31, 2012, we recognized no material gains or losses due to hedge ineffectiveness.

As of March 31, 2012 and June 30, 2011, we had cash flow hedges with a notional value of $15.8 million and $69.3 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of March 31, 2012 and June 30, 2011 was an asset of $2.3 million and $2.5 million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of March 31, 2012 and June 30, 2011 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		March 31, 2012	June 30, 2011		March 31, 2012	June 30, 2011
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,210	$2,073	Other current liabilities	$—	$(114)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	1,048	592	Other current liabilities	—	(23)

Total derivative assets (liabilities)		$2,258	$2,665		$—	$(137)

The effect of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2012 and 2011 and for the nine months ended March 31, 2012 and 2011 are as follows:

Derivatives designated as hedging instruments for the three months ended March 31, 2012 and 2011:	Gain recognized in OCI (effective portion)		Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective) portion and amount excluded from effectiveness testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange forwards	$495	$1,433	General and administrative expenses	$469	$(183)	General and administrative expenses	$39	$51

Total	$495	$1,433		$469	$(183)		$39	$51

Derivatives designated as hedging instruments for the nine months ended March 31, 2012 and 2011:	(Loss) gain recognized in OCI (effective portion)		Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange forwards	$(591)	$4,149	General and administrative expenses	$163	$(725)	General and administrative expenses	$22	$121

Foreign exchange options	—	—	General and administrative expenses	—	(207)	General and administrative expenses	—	—

Total	$(591)	$4,149		$163	$(932)		$22	$121

As of March 31, 2012 and June 30, 2011, we had $41.0 million and $22.5 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and nine months ended March 31, 2012 and 2011 are as follows:

		Gain recognized in income
		Three Months Ended March 31,		Nine Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain recognized in income	2012	2011	2012	2011
Foreign exchange forwards	General and administrative expenses	$1,048	$267	$3,209	$2,181

Total		$1,048	$267	$3,209	$2,181

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

On January 1, 2012, the legacy Watson Wyatt pension plan merged into the legacy Towers Perrin pension plan and it was renamed the Towers Watson pension plan. Prior to the merger of the plans, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets. Both accounting methods were acceptable under US GAAP; however as a result of the merger of the two plans, the company was required to adopt one method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plan used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments and the legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. On January 1, 2012 the company elected to adopt the fair value method in determining the market-related value of all plan assets of the merged plans. Additionally, we have a legacy Towers Perrin pension plan in Canada that used a calculated value for the market-related value of plan assets, and on January 1, 2012 the company elected to change the accounting method for market-related value of plan assets related to the Canadian plan to fair value. We consider the fair value method of accounting for gains and losses of plan assets to be a preferable method of accounting because it accelerates recognition of gains and losses into pension expense and net income closer to when events resulting in gain and losses actually occur. We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the company calculated the cumulative difference of using a calculated value to determine market-related value of plan assets versus the fair value method for the legacy Towers Perrin plans over the period of time from the date of the merger between Towers Perrin and Watson Wyatt through January 1, 2012 to determine the cumulative impact of this accounting change. The cumulative effect of the change resulted in an increase to salary and employee benefit expense of $9.5 million, a reduction in income tax expense of $3.4 million and a reduction to net income of $6.1 million for the three and nine months ended March 31, 2012 and an increase to accumulated other comprehensive income of $6.1 million. Related to the change in accounting method, the $9.5 million expense is offset by a current quarter benefit of $3.3 million. The cumulative effect of the change in accounting decreased diluted earnings per share by $0.08 for the three and nine months ended March 31, 2012.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine month periods ended March 31, 2012 and 2011:

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended March 31,
	2012		2011
	North America	Europe	North America	Europe
Service cost	$14,225	$2,065	$14,374	$2,558
Interest cost	35,408	9,567	35,017	9,057
Expected return on plan assets	(42,158)	(11,147)	(39,988)	(9,464)
Settlement	—	—	411	—
Amortization of net loss/(gain)	11,462	(606)	5,837	1,334
Amortization of prior service (credit)/cost	(2,084)	10	(2,006)	10

Net periodic benefit (credit)/cost	$16,853	$(111)	$13,645	$3,495

	$000,000	$000,000	$000,000	$000,000
	Nine Months Ended March 31,
	2012		2011
	North America	Europe	North America	Europe
Service cost	$46,676	$6,196	$44,344	$9,323
Interest cost	106,224	28,700	105,691	28,318
Expected return on plan assets	(126,474)	(33,440)	(118,630)	(29,455)
Settlement	—	4,325	4,056	—
Amortization of net loss/(gain)	21,913	(1,819)	18,031	4,118
Amortization of prior service (credit)/cost	(6,253)	31	(4,417)	31

Net periodic benefit cost	$42,086	$3,993	$49,075	$12,335

Employer Contributions

The Company made $20.1 million in contributions to the North American plans during the first nine months of fiscal year 2012 and anticipates making $2.6 million in contributions over the remainder of the fiscal year. The Company made $13.7 million in contributions to European plans during the first nine months of fiscal year 2012 and anticipates making $4.1 million in contributions over the remainder of the fiscal year.

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

Prior to January 1, 2011, Towers Watson U.S. associates participated in their legacy savings plan designs. Under the legacy U.S. Watson Wyatt plan, we matched associate contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The legacy U.S. Towers Perrin plan provided a matching contribution of 100% of the first 5% of associate contributions. Expense recorded related to Company contributions to the plans for the three months ended March 31, 2012 and 2011 amounted to $7.9 million and $10.3 million, respectively. Expense recorded related to Company contributions to the plans for the nine months ended March 31, 2012 and 2011 amounted to $20.8 million and $22.4 million, respectively.

The Towers Watson U.K. pension plan has a money purchase section to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and we have paid an equivalent amount as pension contributions. Expense recorded related to the Company contributions to the plan for the three months ended March 31, 2012 and 2011 amounted to $5.8 million and $4.6 million, respectively. Expense recorded related to the Company contributions to the plan for the nine months ended March 31, 2012 and 2011 amounted to $16.4 million and $14.9 million, respectively.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$747	$997	$2,242	$3,551
Interest cost	2,743	2,738	8,228	9,034
Expected return on plan assets	(33)	(33)	(99)	(99)
Curtailment	—	—	—	(3,386)
Amortization of net loss	553	445	1,658	977
Amortization of prior service credit	(2,178)	(1,780)	(6,533)	(3,689)

Net periodic benefit cost	$1,832	$2,367	$5,496	$6,388

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

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal and compounded interest amount of $100.8 million as of March 15, 2012. The Towers Watson Notes were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” On March 15, 2012, Towers Watson repaid the aggregate principal and compounded interest amount of the Towers Watson Notes which was funded in part by borrowing under our Senior Credit Facility.

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

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2012, we were in compliance with our covenants.

As of March 31, 2012, Towers Watson had borrowings of $63.0 million outstanding under the Senior Credit Facility.

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

Letters of Credit under the Senior Credit Facility

As of March 31, 2012, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

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

Legal Proceedings

From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the most significant pending or potential claims against Towers Watson and its subsidiaries. We do not expect the impact of claims not described below to be material to Towers Watson’s financial condition or results of operations. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.

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

Pursuant to the Towers Perrin Bylaws in effect at the time of their separations, the Towers Perrin shares held by all plaintiffs were redeemed by Towers Perrin at book value when these individuals separated from employment. The complaints allege variously that there either was a promise that Towers Perrin would remain privately owned in perpetuity (Dugan Action) or that in the event of a change to public ownership plaintiffs would receive compensation (Allen and Pao Actions). Plaintiffs allege that by agreeing to sell their shares back to Towers Perrin at book value upon separation, they and other members of the putative classes relied upon these alleged promises, which they claim were breached as a result of the consummation of the Merger between Watson Wyatt and Towers Perrin. The complaints assert claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust. On January 20, 2010, the court consolidated the three actions for all purposes.

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The motion is now fully briefed. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

Towers Watson continues to believe the claims in these lawsuits are without merit and intends to continue to defend against them vigorously. However, the cost of defending against the claims could be substantial and the outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

Acument Global Technologies, Inc.

In a letter to the Company dated January 26, 2011, Acument Global Technologies, Inc. (“Acument”) and the Acument Global Technologies, Inc. Pension Plan (the “Plan”) claimed that Towers Watson breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with advice provided to Acument relating to investment of certain assets of the Plan in the Westridge Capital Management Enhancements Funds (the “Westridge Funds”). Acument and the Plan demanded that the Company make the Plan whole for losses and damages allegedly sustained as a result of Acument’s decision to invest in the Westridge Funds. Watson Wyatt Investment Consulting, Inc. (“WWIC”), now known as Towers Watson Investment Services, Inc., provided investment consulting services to Acument between December 1, 2007 and April 30, 2010. In connection with those services, WWIC recommended an investment in the Westridge Funds. In July 2008, Acument made a $47.0 million investment in the Westridge Funds. During the period December 1, 2008 through January 22, 2009, Acument made additional investments of $9.5 million, bringing the aggregate investment of the Plan’s assets in the Westridge Funds to $56.5 million.

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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and Towers Watson Investment Services (formerly known as Watson Wyatt Investment Consulting) in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees paid for consulting services, and attorney’s fees. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses and plans to continue to defend vigorously against these legal proceedings. As this matter is in a preliminary stage, a loss is neither probable nor estimable, and we are unable to estimate a reasonably possible loss or range of loss.

Note 9 — Comprehensive Income.

Comprehensive income includes net income, additional minimum pension liability, unrealized loss on available-for-sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2012, comprehensive income totaled $110.5 million compared with comprehensive income of $123.6 million for the three months ended March 31, 2011. For the nine months ended March 31, 2012, comprehensive income totaled $155.8 million compared with comprehensive income of $380.0 million for the nine months ended March 31, 2011.

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

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. On January 1, 2012, 5,547,733 shares of Class B-2 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock as of March 31, 2012 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-3	5,661,591	January 1, 2013
B-4	5,374,768	January 1, 2014

On June 29, 2010, we completed a tender offer to exchange shares of our Class B-1 common stock, par value $.01 per share, for unsecured subordinated notes in the initial aggregate principal amount of $97.3 million due March 15, 2012. The purpose of the tender offer was to enable us to acquire shares of Class B-1 common stock in an orderly fashion to reduce the impact of any sales or potential sales that may occur in the future on the market price of Class A common stock. Each note had a principal amount equal to the product of the number of shares of Class B-1 common stock tendered and $43.43, the exchange ratio. As a result of the tender offer, we repurchased 2,267,265 shares of Class B-1 common stock in exchange for notes payable to Class B-1 shareholders. The principal and compounded interest on these notes was repaid on March 15, 2012. See Note 8 for a further discussion.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”), of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of March 31, 2012.

Stock	Number of Shares	Vesting Date
Restricted A	1,688,736	January 1, 2013

For the three and nine months ended March 31, 2012, we recorded $4.7 million and $25.6 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger.

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

2012 LTIP. During the three and nine months ended March 31, 2012, 48,972 and 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $63.94 and $63.73, respectively. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2012, we recorded $1.9 million and $5.3 million, respectively, of stock-based compensation related to these grants.

2011 LTIP. During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. The Compensation Committee amended the award agreements for all participants in exchange for entering into non-competition agreements, to provide for the continuation of vesting upon their qualified retirement which could be attained at age 55 and with 15 years employment. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2012, we recorded $0.2 million and $5.3 million of stock-based compensation related to these grants. For the three and nine months ended March 31, 2011, we recorded $1.6 million and $2.1 million, respectively, of stock-based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs, were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs will vest annually over a three-year period. We assumed a 10% forfeiture rate with these awards. For the three and nine months ended March 31, 2012, we recorded $2.3 million and $8.3 million, respectively, of non-cash stock based compensation related to these grants.

Outside Directors

In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors, which provides for cash and stock compensation for outside directors. During the three months ended September 30, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.1 million and $0.0 million, respectively, for the three months ended March 31, 2012 and 2011. We recorded non-cash stock based compensation related to these awards for outside directors of $0.9 million and $1.1 million, respectively, for the nine months ended March 31, 2012 and 2011.

Stock Options

There were no grants of stock options during the three and nine months ended March 31, 2012.

Note 12 — Income Taxes.

Provision for income taxes for the three and nine months ended March 31, 2012 was $41.2 million and $113.6 million, respectively, compared to $38.2 million and $86.2 million, respectively, for the three and nine months ended March 31, 2011. The effective tax rate was 36.8% for the nine months ended March 31, 2012 and 36.1% for the nine months ended March 31, 2011. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

During the quarter the Company recorded a $5.8 million decrease in the tax liability for uncertain tax positions primarily related to changes in tax benefits expected to be taken in future tax years. The reduction in uncertain tax positions was mostly offset with a reduction in deferred tax assets.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $8.0 million to $11.0 million, excluding interest and penalties.

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

The table below presents specified information about reported segments for the three months ended March 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$520,144	$219,722	$131,128	$870,994
Net operating income	193,419	65,039	17,062	275,520

The table below presents specified information about reported segments for the three months ended March 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$508,831	$208,038	$123,942	$840,811
Net operating income	190,452	66,586	13,640	270,678

The table below presents specified information about reported segments for the nine months ended March 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$1,450,170	$618,871	$440,111	$2,509,152
Net operating income	499,963	168,507	98,036	766,506

The table below presents specified information about reported segments for the nine months ended March 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Total
Revenue (net of reimbursable expenses)	$1,373,963	$547,205	$407,287	$2,328,455
Net operating income	450,654	142,475	79,058	672,187

A reconciliation of the information reported by segment to the consolidated amounts follows for the three and nine months ended March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Total segment revenue	$870,994	$840,811	$2,509,152	$2,328,455
Reimbursable expenses and other	30,522	25,270	82,425	79,731

Revenue	$901,516	$866,081	$2,591,577	$2,408,186

Net Operating Income:
Total segment net operating income	$275,520	$270,678	$766,506	$672,187
Differences in allocation methods (1)	(7,285)	(3,612)	1,960	11,353
Amortization of intangibles	(17,728)	(13,737)	(48,393)	(37,149)
Transaction and integration expenses	(21,411)	(29,242)	(65,221)	(77,634)
Stock-based compensation (2)	(6,982)	(13,686)	(37,097)	(63,217)
Discretionary compensation	(90,545)	(91,373)	(275,263)	(265,348)
Change in accounting method for pension (3)	(6,237)	—	(6,237)	—
Other, net	(16,449)	(16,755)	(33,229)	(16,676)

Income from operations	$108,883	$102,273	$303,026	$223,516

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.
(3)	The company had a net impact of $6.2 million during the quarter as a result of the cumulative effect of the change in accounting method (see Note 1) of $9.5 million offset by a reduction in net periodic cost $3.3 million.

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

	Three Months Ended March 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$68,234			$69,236
Less: Income allocated to participating securities	(1,608)			(2,709)

Income available to common shareholders	$66,626	69,935	$0.95	$66,527	71,076	$0.94

Diluted EPS
Share-based compensation awards	—	330		—	63

Income available to common shareholders	$66,626	70,265	$0.95	$66,527	71,139	$0.94

	Nine Months Ended March 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$194,877			$150,581
Less: Income allocated to participating securities	(6,660)			(7,673)

Income available to common shareholders	$188,217	69,903	$2.69	$142,908	70,380	$2.03

Diluted EPS
Share-based compensation awards	—	282		—	65

Income available to common shareholders	$188,217	70,185	$2.68	$142,908	70,445	$2.03

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350):Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company intends to implement this guidance in our fiscal 2012 impairment test performed during the fourth quarter. The Company does not expect any impact to our financial position or results of operations as a result of adopting this provision.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in three principal practice areas: Benefits, Risk and Financial Services, and Talent and Rewards operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 13,600 and 13,100 full-time associates as of March 31, 2012 and June 30, 2011, respectively, in the following practice areas:

	March 31, 2012	June 30, 2011
Benefits	6,500	6,300
Risk and Financial Services	2,500	2,300
Talent and Rewards	2,200	2,100
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	13,600	13,100

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the nine months ended March 31, 2012, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 25% of our segment revenue for the nine months ended March 31, 2012. Approximately 68% of the segment’s revenue for the nine months ended March 31, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 17% of our segment revenue for the nine months ended March 31, 2012. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue for the nine months ended March 31, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2012 (March 31, 2012) and as of the end of fiscal year 2011 (June 30, 2011), Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2012 and 2011, Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2012.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The nine months ended March 31, 2012 and the fiscal years ended June 30, 2011 and 2010 include data of Towers Watson’s geographic regions.

	Nine Months	Fiscal Year
	2012	2011	2010
United States	48%	49%	52%
United Kingdom	24	22	22
Canada	6	6	6
Germany	5	4	4
Netherlands	3	3	3

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

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the nine months ended March 31, 2012, approximately 34% of professional and subcontracted services represent these reimbursable services.

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

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
Revenue	$901,516	100%	$866,081	100%	$2,591,577	100%	$2,408,186	100%

Costs of providing services:
Salaries and employee benefits	544,599	60%	539,489	62%	1,577,375	61%	1,530,595	64%
Professional and subcontracted services	69,644	8%	59,354	7%	212,665	8%	177,495	7%
Occupancy	38,987	4%	35,124	4%	107,047	4%	106,939	4%
General and administrative expenses	79,263	9%	66,609	8%	214,359	8%	196,612	8%
Depreciation and amortization	38,729	4%	33,990	4%	111,884	4%	95,395	4%
Transaction and integration expenses	21,411	2%	29,242	3%	65,221	3%	77,634	3%

	792,633	88%	763,808	88%	2,288,551	88%	2,184,670	91%

Income from operations	108,883	12%	102,273	12%	303,026	12%	223,516	9%

Income from affiliates	167	—%	199	—%	335	—%	484	—%
Interest income	784	—%	1,224	—%	2,942	—%	3,808	—%
Interest expense	(313)	—%	(2,788)	—%	(6,808)	—%	(9,616)	—%
Other non-operating income	724	—%	7,218	1%	8,870	—%	20,191	1%

Income before income taxes	110,245	12%	108,126	12%	308,365	12%	238,383	10%

Provision for income taxes	41,199	5%	38,216	4%	113,622	4%	86,163	4%

Net income before non-controlling interests	69,046	8%	69,910	8%	194,743	8%	152,220	6%

Less: Net income (loss) attributable to non-controlling interests	812	—%	674	—%	(134)	—%	1,639	—%

Net income attributable to controlling interests	$68,234	8%	$69,236	8%	$194,877	8%	$150,581	6%

Results of Operations for the Three and Nine Months Ended March 31, 2012

Compared to the Three and Nine Months Ended March 31, 2011.

Revenue

Revenue for the three months ended March 31, 2012 was $901.5 million, an increase of $35.4 million, or 4%, compared to $866.1 million for the three months ended March 31, 2011. Revenue for the nine months ended March 31, 2012 was $2.6 billion, an increase of $183.4 million, or 8%, compared to $2.4 billion for the nine months ended March 31, 2011. Our revenue growth reflects increased revenue from both new and existing clients. All of our segments experienced organic growth in the third quarter of our fiscal year 2012. Revenue from our two recent acquisitions, Aliquant and EMB, also contributed to the increase in revenue. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 4% for both the three and nine months ended March 31, 2012 compared to the three and nine months ended March 31, 2011.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.5933 for the third quarter of fiscal 2012 from 1.5721 for the third quarter of fiscal year 2011, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3667 for the third quarter of fiscal year 2012 from 1.3358 for the third quarter of fiscal 2011. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is as follows:

•

Benefits revenue increased 2% and was $520.1 million for the third quarter of fiscal year 2012 compared to $508.8 million for the third quarter of fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 3% due to low double digit revenue growth in our Health and Group Benefits and International practices. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for our strategy work, particularly in plan management and product sales. The environment for health benefits consulting continues to be strong with regulatory uncertainty, market change and cost pressure. Our International practice experienced low double digit revenue growth. This group helps to address the issues multinationals face in their compensation and benefit programs. Retirement practice revenue, which represents the majority of the segment’s revenue, remained consistent on a constant currency basis. The Americas revenues increased with continued demand in our pension administration work from new clients and demand for our strategic work. This growth was offset by a decrease in EMEA revenues resulting from delayed project work caused by delayed legislation and also from a strong comparable in the third quarter of fiscal year 2011. Our Technology and Administration Solutions practice experienced mid-single digit constant currency growth due to demand for system modifications and new call center clients. Revenue in our Benefits segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 6% and was $219.7 million for the third quarter of fiscal year 2012 compared to $208.0 million for the third quarter of fiscal year 2011. Our Risk Consulting and Software practice experienced single digit constant currency revenue growth due to the addition of EMB, a non-life consulting and software company that we acquired in January 2011. We experienced low double digit growth in EMEA and in Asia Pacific, with a slight decline in the Americas. We experienced continued growth in our Brokerage practice revenue due to high single digit growth in the Americas and Europe due to strong renewals with favorable pricing conditions. Our Investment practice had low single digit organic growth this quarter due to low double digit growth in the Americas, low single digit growth in Asia Pacific and a slight decline in EMEA. Revenue in our Risk and Financial Services segment increased 2% on an organic basis, which excludes the effects of acquisitions and currency.

•

Talent and Rewards revenue increased 6% and was $131.1 million for the third quarter of fiscal year 2012 compared to $123.9 million for the third quarter of fiscal year 2011. Our Talent and Rewards practice experienced 7% organic growth led by our Rewards, Talent and Communication practice revenue and our Data, Survey and Technology practice revenue, both which had low double digit growth in the Americas and Asia Pacific due to strong demand. We continued to see market softness in EMEA and as a result revenue has decreased slightly in that region. The Executive Compensation consulting environment continues to be strong in the U.S. and in Asia Pacific but is softening in Europe. Revenue in our Talent and Rewards segment increased 7% on an organic basis, which excludes the effects of acquisitions and currency.

A comparison of segment revenue for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011 is as follows:

•

Benefits revenue increased 6% and was $1.5 billion for the first nine months of fiscal year 2012 compared to $1.4 billion for the first nine months of fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 5% with revenue growth in all of our practices. Our Retirement practice revenue, which represents the majority of the segment’s revenue, increased 1% on a constant currency basis. This growth was strongest in North America as we experienced growth in pension administration for new clients. Our Technology and Administration Solutions practice experienced low double digit constant currency growth largely due to the addition of Aliquant. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for some of our strategy work, particularly in the plan management and product sales. The health benefits consulting environment continues to be strong with regulatory uncertainty, market change and cost pressure. Revenue in our Benefits segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 13% and was $618.9 million for the first nine months of fiscal year 2012 compared to $547.2 million for the first nine months of fiscal year 2011. Our Risk Consulting and Software practice experienced low double digit constant currency revenue growth due to the addition of EMB. Regulatory changes and merger and acquisition activity continue to drive demand. We experienced continued growth in our Brokerage practice revenue due to mid single digit growth in the Americas and Europe. Our Investment practice experienced mid single digit growth due to solid demand worldwide for advice on investment strategy, delegated services and alternative assets. Revenue in our Risk and Financial Services segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Talent and Rewards revenue increased 8% and was $440.1 million for the first nine months of fiscal year 2012 compared to $407.3 million for the first nine months of fiscal year 2011. We achieved organic growth in all regions and in all lines of business of Talent and Rewards. We experienced mid single digit revenue growth in our Executive Compensation consulting practice this year. The Executive Compensation consulting environment continued to focus on pay-performance alignment.

In addition, increased focus on risk mitigation and efforts to gauge shareholders’ opinions has driven demand for our services globally. Rewards, Talent and Communication practice revenue increased in the high single digits in all regions, led by the Americas. This growth was due to a robust annual benefits open enrollment period, where we assist clients in helping their employees understand the value of their health and benefit packages. Merger and acquisition activity globally has created demand for change management support and reward program design. We experienced high single digit growth in Data, Surveys and Technology revenue from the lengthening of the survey season. Talent and Rewards experienced 8% organic revenue growth.

Salaries and Employee Benefits

Salaries and employee benefits were $544.6 million for the third quarter of fiscal year 2012, an increase of $5.1 million, or less than 1%, compared to $539.5 million for the third quarter of fiscal year 2011. For the third quarter of fiscal year 2012, our salary expense increase was driven by an increase in base salary of $19.2 million attributable to a 6% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 70% of our headcount increases as of March 31, 2012 compared to March 31, 2011. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the company as a result, our bonus expense for the third quarter of fiscal year 2012 increased $1.6 million. These increases were offset by decreases to our pension and other employee benefits expenses of $11.2 million resulting from greater expected return on assets in the U.K. and in the U.S. from the new pension plan design. The plan changes substantially reduced plan obligations associated with future pay and health care cost increases. The company recorded $6.2 million during the quarter relating to the cumulative effect of the change in accounting method for pension expense (as disclosed in Note 7) as of January 1, 2012 of $9.5 million offset by a current quarter benefit of $3.3 million. Stock-based compensation decreased $4.4 million in the current quarter primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the merger. As a percentage of revenue, salaries and employee benefits decreased to 60% for the third quarter of fiscal year 2012 from 62% for the third quarter of fiscal year 2011.

Salaries and employee benefits were $1.6 billion for the first nine months of fiscal year 2012 compared to $1.5 billion for the first nine months of fiscal year 2011, an increase of $46.8 million, or 3%. This increase was primarily driven by an increase in base salary of $72.4 million attributed to a 4% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 91% of our headcount increase as of March 31, 2012 compared to June 30, 2011 as a result of our acquisition of EMB in January 2011 and also as we have increased resources in certain of our practices in response to new business opportunities. In addition, bonus and other employee compensation increased $22.3 million as a result of our increase in headcount and also due to deferred payments and earn-out payments related to our acquisition of EMB. We expect to continue hiring new associates to address pockets of opportunities as they arise throughout our business. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the Company. Our stock-based compensation decreased $18.7 million in the current year primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the merger. Our pension and other employee benefits expense decreased $29.6 million due to the remeasurement of our U.S. pension and post-retirement plans in September 2010 and to greater expected return on plan assets in the current fiscal year. The plan changes substantially reduced plan obligations associated with future pay and health care cost increases. As a percentage of revenue, salaries and employee benefits decreased to 61% for the first nine months of fiscal year 2012 from 64% for the first nine months of fiscal year 2011.

Professional and Subcontracted Services

Professional and subcontracted services for the third quarter of fiscal year 2012 were $69.6 million, compared to $59.4 million for the third quarter of fiscal year 2011, an increase of $10.3 million, or 17%. We experienced an increase of $5.7 million of external service provider fees to supplement our day-to-day operations. We also experienced an increase in $6.5 million of pass-through expenses and a $3.1 million decrease in external labor fees, both of which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services increased to 8% for the third quarter of fiscal year 2012 compared to 7% the third quarter of fiscal year 2011.

Professional and subcontracted services for the first nine months of fiscal year 2012 were $212.7 million, compared to $177.5 million for the first nine months of fiscal year 2011, an increase of $35.2 million, or 20%. The increase is due to an increase of $16.4 million of external service provider fees to supplement our day-to-day operations, and an increase in $12.0 million of pass-through expenses and $1.9 million of external labor fees, both of which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services increased to 8% for the first nine months of fiscal year 2012 compared to 7% for the first nine months of fiscal year 2011.

Occupancy

Occupancy expense for the third quarter of fiscal year 2012 was $39.0 million compared to $35.1 million for the third quarter of fiscal year 2011, an increase of $3.9 million, or 11%. Occupancy expense, remained consistent for the first nine months of fiscal year 2012 and 2011, at $107.0 million and $106.9 million, respectively. The increase in the third quarter of fiscal year 2012 was due to a $4.5 million increase in base rent from lease expansions on the east coast of the U.S. and several foreign locations, a new lease in South Africa related to the acquisition of 5th Quadrant and also an adjustment in the third quarter of fiscal 2012 to properly amortize lease accelerations for one of our large offices. The increase in base rent is partially offset by the amortization of the fair value of acquired lease intangibles and tenant improvement allowances. As a percentage of revenue, occupancy expense was 4% for the three and nine months ended March 31, 2012 and 2011.

General and Administrative Expenses

General and administrative expenses for the third quarter of fiscal year 2012 were $79.3 million, compared to $66.6 million for the third quarter of fiscal year 2011, an increase of $12.7 million, or 19%. General and administrative expenses for the first nine months of fiscal year 2012 were $214.4 million, compared to $196.6 million for the first nine months of fiscal year 2011, an increase of $17.7 million, or 9%. The increase in both periods was principally due to increased non-billable travel costs and general office expenses to support an expanded employee base. As a percentage of revenue, general and administrative expenses were 9% and 8% for the third quarter of fiscal year 2012 and 2011, respectively, and 8% for the nine months ended March 31, 2012 and 2011.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of fiscal year 2012 was $38.7 million, compared to $34.0 million for the third quarter of fiscal year 2011, an increase of $4.7 million, or 14%. Depreciation and amortization expense for the first nine months of fiscal year 2012 was $111.9 million, compared to $95.4 million for the first nine months of fiscal year 2011, an increase of $16.5 million, or 17%. These increases include depreciation from our office expansions and data centers and amortization of intangible assets related to our two new acquisitions in fiscal year 2011, EMB and Aliquant. In addition, we accelerated amortization for a software application that we acquired in the merger as management determined that its use would be discontinued in the next three to four years. A portion of the increase is also attributable to increased depreciation on the computer hardware that has been placed in service in fiscal years 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses were consistent at 4% for the three and nine months ended March 31, 2012 and 2011, respectively.

Transaction and Integration Expenses

Transaction and integration expense for the third quarter of fiscal year 2012 was $21.4 million, compared to $29.2 million for the third quarter of fiscal year 2011, a decrease of $7.8 million, or 27%. Transaction and integration expense for the first nine months of fiscal year 2012 was $65.2 million, compared to $77.6 million for the first nine months of fiscal year 2011, a decrease of $12.4 million, or 16%. The decrease was principally due to fees paid in prior year to terminate our external information technology service provider relationship and to terminate leases for our office integration offset by increased information technology integration projects in the current year. As a percentage of revenue, transaction and integration expenses were 2% for the three months ended March 31, 2012 compared to 3% for the three months ended March 31, 2011. As a percentage of revenue, transaction and integration expenses were 3% for the nine months ended March 31, 2012 and 2011.

Income/(Loss) from Affiliates

Income from affiliates for the third quarter of fiscal year 2012 was $0.2 million compared to income from affiliates of $0.2 million for the third quarter of fiscal year 2011. Income from affiliates for the first nine months of fiscal year 2012 was $0.3 million compared to income from affiliates of $0.5 million for the first nine months of fiscal year 2011. In the second quarter of fiscal year 2012, we purchased a majority ownership in Fifth Quadrant and consolidated its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Interest Income

Interest income was $0.8 million and $1.2 million for the third quarter of fiscal year 2012 and fiscal year 2011, respectively. Interest income was $2.9 million and $3.8 million for the first nine months of fiscal year 2012 and fiscal year 2011, respectively.

Interest Expense

Interest expense was $0.3 million for the third quarter of fiscal year 2012, compared to $2.8 million for the third quarter of fiscal year 2011. Interest expense was $6.8 million for the first nine months of fiscal year 2012, compared to $9.6 million for the first nine months of fiscal year 2011.

Other Non-Operating Income

Other non-operating income for the third quarter of fiscal year 2012 was $0.7 million, compared to $7.2 million for the third quarter of fiscal year 2011. Other non-operating income for the first nine months of fiscal year 2012 was $8.9 million, compared to $20.2 million for the first nine months of fiscal year 2011. For the three and nine months ended March 31, 2012, we recorded $3.3 million of deferred payments from divestitures and $2.8 million gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. We acquired an additional ownership in Fifth Quadrant and consolidated our former equity investee in our results of operations beginning in the second quarter of fiscal year 2012. Included in the three and nine months ended March 31, 2011 is $9.4 million received for a deferred payment on the sale of an investment and $6.4 million gain on the sale of eValue, a financial modeling software.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2012 was $ 41.2 million, compared to $38.2 million for the three months ended March 31, 2011. The effective tax rate was 37.4% for the three months ended March 31, 2012 and 35.3% for the three months ended March 31, 2011. The increase in the effective tax rate is primarily due to a shift in the global mix of earnings and an income tax benefit recorded in the three months ended March 31, 2011 for tax return true-ups. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Provision for income taxes for the nine months ended March 31, 2012 was $113.6 million, compared to $86.2 million for the nine months ended March 31, 2011. The effective tax rate was 36.8% for the nine months ended March 31, 2012 and 36.1% for the nine months ended March 31, 2011. Beginning in fiscal year 2012, the Company no longer provides deferred taxes on current or future earnings with respect to the acquired Towers Perrin Canadian subsidiary. If future events, including material changes in estimates of cash, working capital and long-term investments requirements, necessitate that foreign earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the three months ended March 31, 2012 was $68.2 million, a decrease of $1.0 million, or 1%, compared to $69.2 million for the three months ended March 31, 2011. Net income attributable to controlling interests for the nine months ended March 31, 2012 was $194.9 million, an increase of $44.3 million, or 29%, compared to $150.6 million for the nine months ended March 31, 2011.

Earnings Per Share

Diluted earnings per share for the three months ended March 31, 2012 was $0.95, compared to $0.94 for the three months ended March 31, 2011. Diluted earnings per share for the nine months ended March 31, 2012 was $2.68, compared to $2.03 for the nine months ended March 31, 2011.

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

Our cash and cash equivalents at March 31, 2012 totaled $427.2 million, compared to $528.9 million at June 30, 2011. The decrease in cash from June 30, 2011 to March 31, 2012 was primarily due to the maturity and repayment of the $100.8 principal and compounded interest for the subordinated notes issued in June 2010 in connection with our tender offer.

Our cash and cash equivalents balance includes $98.7 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $328.5 million of cash that is available for our general use.

Our restricted cash at March 31, 2012 totaled $180.2 million, compared to $153.2 million at June 30, 2011, of which $174.1 million is available at March 31, 2012 for payment of reinsurance premiums on behalf of reinsurance clients and an additional $6.1 million is held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2012, $311.4 million of Towers Watson’s total cash balance of $427.2 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2012, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From Operating Activities.

Cash flows from operating activities was $158.5 million for the first nine months of fiscal year 2012 compared to cash flows from operating activities of $327.1 million for the first nine months of fiscal year 2011. This decrease of cash in fiscal year 2012 is primarily attributable to lower cash collections from accounts receivable due to increased revenue and process changes, higher restricted cash balances and a larger bonus payment. These decreases are partially offset by an increase in net income and a decrease in fiduciary liabilities in fiscal year 2012. Our billed and unbilled accounts receivable balances increased $131.3 million from June 30, 2011 to March 31, 2012, partially as a result of revenue growth, and partially due to an increased focus on ERP deployment activities in North America. At this time, approximately 80% of our revenue is operating on the new Oracle system. We expect that we may experience elevated levels of accounts receivable for the next few quarters while we continue deployments around the world. The bonus payment was larger in fiscal year 2012 since the prior year bonus was paid out in two parts during the third quarter for fiscal year 2010 and the first quarter of fiscal year 2011 due to the merger and the alignment of the legacy compensation practices.

The allowance for doubtful accounts increased $3.8 million from June 30, 2011 to March 31, 2012. The number of days of sales outstanding increased to 89 at March 31, 2012 compared to 78 at June 30, 2011.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first nine months of fiscal year 2012 were $49.8 million, compared to $158.9 million of cash flows used in investing activities for the first nine months of fiscal year 2011. The decrease reflects less cash paid for business acquisitions offset by greater purchases of fixed assets.

Cash Flows Used in Financing Activities.

Cash flows used in financing activities for the first nine months of fiscal year 2012 were $187.8 million, compared to cash flows used in financing activities of $242.7 million for the first nine months of fiscal year 2011. This decrease in the use of cash is primarily due to the $63.0 million increase in net borrowings under our Senior Credit Facility and the $99.2 million decrease in repayments of notes payable during fiscal year 2012. Partially offsetting these decreases, our cash repurchases of common stock increased by $94.8 million in fiscal year 2012.

During the nine months ended March 31, 2012, the average outstanding balance on our Senior Credit Facility was $79.1 million and the largest outstanding balance was $132.0 million.

Capital Commitments

Expenditures of capital funds were $91.3 million for the first nine months of fiscal year 2012. These expenditures related primarily to information technology upgrades and purchases since the termination of our external information technology service provider relationship during the fourth quarter of fiscal year 2011. Anticipated commitments of capital funds are estimated at $19 million for the remainder of fiscal year 2012. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the nine months ended March 31, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.10 per share. Total dividends paid in the nine months ended March 31, 2012 and 2011 were $19.4 million and $16.0 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases. We lease office space, furniture, cars and selected computer equipment under operating lease agreements with terms typically ranging from one to ten years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. Intangible assets and liabilities were recognized for the difference between the contractual cash obligations and the estimated market rates at the time of the acquisitions. The resulting intangibles amortize to rent expense but do not impact our contractual cash obligations.

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2012 are projected to be approximately $6.7 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $35.1 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $8.0 million to $11.0 million, excluding interest and penalties.

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal and compounded interest amount of $100.8 million as of March 15, 2012. The Towers Watson Notes were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” On March 15, 2012, Towers Watson repaid the aggregate principal and compounded interest amount of the Towers Watson Notes which was funded in part by borrowing under our Senior Credit Facility.

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

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2012, we were in compliance with our covenants.

As of March 31, 2012, Towers Watson had borrowings of $63.0 million outstanding under the Senior Credit Facility.

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

Letters of Credit under the Senior Credit Facility

As of March 31, 2012, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

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

We define Adjusted EBITDA as net income before non-controlling interests adjusted for provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, change in accounting method for pension and other non-operating income. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income before non-controlling interests, Adjusted Net Income Attributable to Controlling Interests to net income attributable to controlling interests and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$69,046	$69,910
Provision for income taxes	41,199	38,216
Interest, net	(471)	1,564
Depreciation and amortization	38,729	33,990
Transaction and integration expenses	21,411	29,242
Stock-based compensation (a)	4,507	12,100
Change in accounting method for pension (b)	6,237	—
Other non-operating income (c)	(891)	(7,417)

Adjusted EBITDA	$179,767	$177,605

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.
(b)	The Company had a net impact of $6.2 million during the quarter as a result of the cumulative effect of the change in accounting method (see Note 1) of $9.5 million offset by a reduction in net periodic cost of $3.3 million.
(c)	Other non-operating income includes income from affiliates and other non-operating income.

Three Months Ended March 31, 2012
(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$68,234
Adjusted for certain Merger-related items (d):
Amortization of intangible assets	11,443
Transaction and integration expenses including severance	13,701
Stock-based compensation (e)	2,911
Change in accounting method for pension	4,065

Weighted average shares of common stock — diluted (000)	$100,354

Earnings per share — diluted, as reported	71,953

Adjusted for certain Merger-related items:	$0.95

Amortization of intangible assets	0.16
Transaction and integration expenses including severance	0.18
Stock-based compensation	0.04
Change in accounting method for pension	0.06

$1.39

(d)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for amortization of intangible assets was 35.5%, transaction and integration expenses including severance was 36.0%, stock-based compensation was 35.4%, and change in accounting method for pension was 34.8%.
(e)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2012, we had a $251.6 million IBNR liability balance. The liability has decreased from $274.8 million as of June 30, 2011 as the result of known claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

and other factors as discussed under “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on August 29, 2011, as supplemented in our Quarterly Report on Form 10-Q filed with the SEC on February 7, 2012. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

Foreign Currency Risk

For the nine months ended March 31, 2012, 52% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of March 31, 2012, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $9.0 million, or 5%, for the nine months ended March 31, 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the nine months ended March 31, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. During the three months ended September 30, 2011, our Canadian associates were migrated to the new system. During the three months ended December 31, 2011, our U.S. associates were migrated to the new system. During the three months ended March 31, 2012, our U.K. and Ireland associates were migrated to the new system. The implementation is expected to be completed in multiple phases through our fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to implementation, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the implementation of the system, our management has updated and continues to update the system of internal control over the impacted areas.

In addition, during the first nine months of fiscal 2012, the Company began moving towards a finance shared service center model, pursuant to which accounts payable, project set-up and billing-related activities will be centralized in three centers, rather than in individual offices or countries, as was the case previously. Our Canadian associates began to operate under the new shared service center model during the first quarter of fiscal year 2012. This migration and shared service center model did not materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2012.

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2011 Annual Report on Form 10-K, filed on August 29, 2011, as supplemented in our Quarterly Report on Form 10-Q filed on February 7, 2012. We urge you to read the risk factors contained in such Reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Towers Watson will periodically repurchase shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with its benefit plans. During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock asart of the ongoing stock repurchase program initiated by the Company to offset dilution from employee benefit plans.

During the third quarter of fiscal 2012, the $100 million repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the third quarter of fiscal year 2012 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2012 through January 31, 2012	165,217	$59.42	165,217	3,486,508
February 1, 2012 through February 29, 2012	—		—	3,486,508
March 1, 2012 through March 31, 2012	—		—	3,486,508

	165,217		165,217

(a)	All of the shares of Class A Common Stock repurchased in the third quarter of fiscal year 2012 were repurchased under the plan approved by our Board of Directors during the second quarter of fiscal year 2011, resulting in the exhaustion of that $100 million authorization.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on March 31, 2012 of $66.07.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

18	Letter on change in Accounting Principles.

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	May 8, 2012
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	May 8, 2012
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Peter L. Childs	May 8, 2012
Name: Peter L. Childs	Date
Title: Principal Accounting Officer