Form 10-K
period 2012-06-30
Towers Watson & Co.
filed 2012-08-29
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $4,285,619,012 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2011.

As of August 17, 2012, there were 58,787,228 outstanding shares of Class A common stock and 1,688,736 of Restricted Class A common stock at a par value of $0.01 per share; 5,661,591 outstanding shares of Class B-3 common stock at a par value of $0.01; and 5,374,287 outstanding shares of Class B-4 common stock at a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

TOWERS WATSON & CO.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2012

Special Note Regarding Forward-Looking Statements

This Annual Report contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings expected to result from the merger of Towers Perrin and Watson Wyatt, as well as statements contained in sections such as: Note 5, “Goodwill and Intangible Assets”; Note 10, “Retirement Benefits”; Note 11, “Debt, Commitments and Contingent Liabilities”; Note 13, “Restricted Stock”; and Note 15, “Income Taxes” of the notes to the consolidated financial statements included in Item 15 of this Annual Report; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part I, Item 3 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. We undertake no obligation to update any of the forward-looking information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise.

PART I

Item 1. Business.

The Company

Towers Watson & Co. (referred to herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of benefits, talent management, rewards, and risk and capital management. We offer our clients comprehensive services across four business segments — Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions — through a strong talent pool of approximately 14,500 full-time associates across 37 countries. Our professional staff who are trusted advisors and experts in their fields, include approximately 2,100 fully accredited actuaries. Towers Watson was formed on January 1, 2010, from the merger of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years.

We help our clients enhance business performance in three primary ways. First, we help employers improve their ability to attract, retain and motivate qualified employees. We deliver consulting services and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in benefit and human capital management. Second, we advise the insurance industry on a wide range of strategic and risk management issues, and we help our clients mitigate risk through insurance, reinsurance and capital market transactions. And we provide investment advice and solutions to help our clients develop and implement disciplined, efficient strategies to meet their investment goals. Lastly, we help employers realize cost savings related to their retiree health plans, while still providing retirees with improved choice and control over their health benefits.

Our target market is generally large, multi-national and domestic companies, with particular focus on the insurance industry for our risk consulting and brokerage businesses. Our clients include many of the world’s leading corporations, including approximately 81% of the Fortune Global 500 companies, 83% of the Fortune 1000, 88% of the FTSE 100 and 90% of the Dax 30. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.

The Merger

On January 1, 2010, Watson Wyatt and Towers Perrin combined their businesses (the “Merger”) and became Towers Watson & Co. Watson Wyatt is the accounting predecessor in the Merger. Therefore, the historical results of Watson Wyatt through December 31, 2009, have become those of the new registrant, Towers Watson, and are presented in this filing. Towers Watson’s consolidated financial statements as of and for the fiscal year ended June 30, 2012 and 2011, include the results of Towers Perrin’s operations. The consolidated financial statements of Towers Watson as of and for the fiscal year ended June 30, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.

Business Overview

As leading economies worldwide become more service-oriented and interconnected, effective human resource and financial management are increasingly a source of competitive advantage for companies and other organizations. Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, expectations for innovation and quality enhancements, changing risks, skill shortages in selected areas, and an aging population in many developed countries have increased employers’ focus on attracting and retaining talented employees. Further, employers are focused on achieving productivity improvements and effectively managing the size and volatility of their labor costs. The growing demand for employee benefit and human capital management services is directly related to the size and complexity of human resource programs and the rapid changes associated with their design, financial management and administration. Additionally, as companies focus on improving business performance, they want to combine risk management and operational improvements within their overall financial management framework. It is crucial for companies and insurance carriers to link risk, capital and value in order to manage value creation and balance risk and return.

The Benefits segment is our largest segment. This segment provides benefits consulting and administration services through four primary lines of business. Retirement and Health and Group Benefits support organizations worldwide in designing, managing, administering and communicating all types of retirement and health and group benefit plans. The International Consulting group supports multinational companies as they look to govern these plans globally and bring global strategies, efficiencies and risk management techniques to bear. The group also provides support to companies through mergers and acquisitions. Through our Technology and Administration Solutions line of business, we deliver benefits outsourcing solutions, providing administration technology and call center support. A significant portion of the revenue in this segment is from recurring work, driven in large part by our clients’ annual needs for these services. From this position, we are able to generate additional revenue by helping our clients with various changes driven by legislation, regulation and changes in work force preferences. The Benefits segment contributed approximately 58% of revenue during the fiscal year ended June 30, 2012.

The Risk and Financial Services segment, our second largest, has three primary lines of business united by an approach that focuses on risk, capital and value. Our aim is to help clients improve business performance by effectively integrating risk management into their overall financial management framework. Risk Consulting and Software provides risk consulting and financial modeling software solutions primarily to the insurance industry. Reinsurance and Insurance Brokerage provides a range of risk transfer solutions, principally reinsurance brokerage services. Investment Consulting and Solutions provides consulting and solutions focused on investment strategy, risk assessment, asset allocation, and investment manager selection to institutional investors, primarily pension plans. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of the insurance industry and ongoing demand for services such as reinsurance brokerage and investment consulting. The Risk and Financial Services segment contributed approximately 25% of Towers Watson’s revenue during the fiscal year ended June 30, 2012.

The Talent and Rewards segment has three primary lines of business united by an approach to help clients improve workforce and business performance, with a focus on getting the right people, doing the right things at the right cost. Executive Compensation advises our clients’ management and boards of directors on executive pay and incentive programs. Rewards, Talent and Communication provides a broad array of services including designing and implementing the pay and other human resource programs and processes that influence employees’ behavior, engagement and performance. Data, Surveys and Technology creates insight about the workforce and workforce programs through such services as compensation benchmarking, employee opinion surveys, HR function metrics, reward administration and talent management technology. The revenues in this segment largely come from project-based work for a stable client base. The Talent and Rewards segment contributed approximately 17% of Towers Watson’s revenue during the fiscal year ended June 30, 2012.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Revenues in our Exchange Solutions segment predominantly come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows.

Towers Watson is recognized for its thought leadership and proprietary solutions. Our insights, derived from our extensive research across these four segments, are a core part of our brand identity and are widely cited by major news outlets such as The Wall Street Journal, The New York Times, the Financial Times, BBC News and CNBC. We publish proprietary studies and white papers on topics that include employee attitudes toward the workplace, executive pay trends, health care quality and costs, the impact of enterprise risk management on business performance and strategies for managing pension risk and investments. Our research on changing demographics in major economies is helping companies prepare for the impact of these changes on costs, productivity and the ability to attract and retain talented employees.

While we are focused on maintaining deep expertise in products and services in the areas described above, we believe our primary strength is our ability to link products and services from our various consulting areas to comprehensively meet our clients’ complex needs.

The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
North America	$1,858,521	$1,865,299	$1,325,876	$2,263,592	$1,536,071	$1,331,241
Europe	1,267,585	1,158,567	888,076	1,110,367	1,607,604	1,352,990
Rest of World	291,630	235,585	173,877	66,131	63,650	49,232

	$3,417,736	$3,259,451	$2,387,829	$3,440,090	$3,207,325	$2,733,463

Principal Services

Our global operations include four segments: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions. The percentages of revenue generated in the various groups are as follows:

	Year ended June 30,
	2012	2011	2010
Benefits	58%	59%	64%
Risk and Financial Services	25	24	21
Talent and Rewards	17	17	15
Exchange Solutions*	—	N/A	N/A

Total Segment Revenue	100%	100%	100%

*	Exchange Solutions segment contributed $3.6 million, or less than 1 percent of revenue, for the one month of operations included in our fiscal year 2012 results.

Benefits Segment

The Benefits segment is our largest segment with over 6,600 associates. The Benefits segment generated approximately 58% of Towers Watson’s revenue for the fiscal year ended June 30, 2012. This segment has grown through business combinations and organic growth. Consultants in this segment work with clients to create and manage cost-effective benefit programs that help them attract, retain and motivate a talented workforce, while managing the costs and financial risks associated with these programs.

The lines of business within the Benefits segment are:

•	Retirement

•	Health and Group Benefits

•	Technology and Administration Solutions

•	International Consulting

The lines of business in the Benefits segment often work closely together on client assignments, along with consultants from the Talent and Rewards and Risk and Financial Services segments. Examples of such client assignments include mergers and acquisitions, total rewards design, retiree benefit strategy, benefit program de-risking, and benefits program administration and communications.

Retirement

We are one of the world’s leading advisors on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans, including design, funding and risk management strategies. We also help our clients assess the effects of changing workforce demographics on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.

Towers Watson is the named actuary for many of the world’s largest retirement plan sponsors. We provide actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the United States, we provide actuarial services to five of the six largest corporate-sponsored defined benefit plans (based on total pension plan assets), and, in the United Kingdom, we advise 34 of the 100 largest corporate pension funds. We also have market-leading positions in Canada, Germany and the Netherlands. We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. For clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.

Our retirement consulting services include:

•	Retirement strategy and plan design

•	Actuarial services and related support

•	Retirement plan financial management

•	Settlement solutions

•	Compliance and governance strategies

•	Risk management

•	Defined contribution solutions

Much of our recent consulting with clients relates to defining and managing pension plans toward an ultimate desired status (maintaining ongoing plans, continuing to sponsor frozen plans, exiting from plan sponsorship), managing risk and cost volatility, various regulatory changes (global accounting reform and United States and European pension funding legislation), and a broad-based desire on the part of many employers to revisit their retirement design approach. We use in-depth data analysis to provide perspective on the overall environment and to help our clients with their plan design decisions. We have tracked the retirement designs of the largest public companies around the world over many years. This enables us to provide clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution plan designs.

To further enhance our retirement consulting services and ensure the consistency and efficiency of service delivery in all of our offices worldwide, we dedicate significant resources to technology systems and tools. We also maintain extensive proprietary databases that enable our clients to track and benchmark benefit plan provisions. Our retirement consulting relationships are generally long-term in nature, and client retention rates for this line of business are high. Revenue for the retirement business is seasonal, as most of our work pertains to calendar-year-end reporting and compliance related to the completion of pension plan valuations; thus, the third quarter of our fiscal year is the strongest quarter. Major revenue growth drivers in this line of business include changes in regulations, economic uncertainty, increased global demand and increased market share.

Health and Group Benefits

Health and Group Benefits is the second-largest line of business in the Benefits segment. We provide plan management consulting across the full spectrum of health and group benefit programs, including health, dental, disability, life and other coverage. We provide services to large and mid-size organizations. Our consulting relationships are generally long-term in nature, and client retention rates for this line of business are high.

Our consulting approach in this business includes:

•	broad and deep plan management and actuarial expertise

•	robust data bases of plan designs and plan performance used to diagnose program performance and inform solutions

•	investment in innovation and thought leadership to drive new market approaches

•	a continuum of service approaches to allow clients to choose from packaged though customized solutions

•	deep specialty expertise in the areas of health management, pharmacy, absence and disability management, audit and measurement

Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status — factors that have increased benefit costs for employers. Our health and group benefits consulting services help employers provide health and welfare benefits designed to attract and retain qualified employees and enhance the health, productivity of their workforce and cost control.

In the United States, health care reform legislation has prompted employers to reevaluate their health plan strategies in light of expanded coverage requirements and new tax considerations. Our consultants are helping clients with the reevaluation of their strategies, including how best to optimize their programs and to evaluate new coverage options emerging, specifically publicly subsidized health insurance exchanges and private exchanges.

Given continued above-inflation increases in health care costs, our consultants are assisting employers in seeking new and proven solutions for managing plan costs and engaging members in health management and cost-control. An increasing number of employers are adopting account-based approaches, increasing their emphasis on employee engagement in their health and using behavior-based approaches in the design of their programs. Health care reform in the U.S. has also spawned new approaches in the ways that providers are paid, intended to produce quality outcomes with more efficient care and usage of services. These models put employees in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wise health purchasing decisions.

In addition to our consulting services, we manage a number of collective purchasing initiatives (e.g., pharmacy, stop-loss) that enable employers to achieve greater value from third-party service providers than they can realize on their own.

Our global services include:

•	Program strategy, design and pricing

•	Employee engagement in health benefits

•	Health condition management consulting

•	Pharmacy benefit management consulting

•	Absence and disability management consulting

•	Workforce well-being evaluation and wellness and health promotion consulting

•	Performance measurement and monitoring

•	Development of funding strategies and forecasting, budgeting and reserve setting

•	Vendor evaluation, selection and management

•	Claims audits and pre- and post-implementation audits

•	Regulatory Compliance

Technology and Administration Solutions

Our Technology and Administration Solutions line of business, the third largest within the Benefits segment, provides benefits outsourcing services to hundreds of clients across multiple industries. Our world-class services are supported by our robust technology platforms, including our BenefitConnect system in the United States, and our dedicated, onshore benefits call centers.

Supporting more than six million plan participants, we provide:

•	Pension and retirement plan administration

•	Health and welfare administration

•	Pension payroll administration

•	Treasury and accounting administration

•	Flexible benefits plan administration

•	Trustee services

•	Benefits administration software

•	Benefits call centers

We have more than a 30-year track record of success in benefits outsourcing and were ranked a leader on the 2011 and 2012 Global Outsourcing 100 list. We provide clients with three distinct delivery model options to help meet the needs of employers of all types, ranging from a full outsourcing option to co-sourcing, along with our clients’ internal benefits departments, to providing system support only.

In the United States, we are a top-tier benefits outsourcing provider and the market leader for co-sourced defined benefit administration for organizations with 10,000 or more employees. For retirement administration, BenefitConnect includes case management and administration tools to help plan sponsors manage the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their retirement benefits’ future value. For health and welfare administration, BenefitConnect is a customizable, web-based application that combines self-service employee tools with administrative and call-center components to facilitate the administration and management of health and welfare benefits.

In the United Kingdom, we are a leader in retirement administration outsourcing and flexible benefits administration services to the private sector. We use highly automated processes and web technology to enable benefit plan members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources departments with timely management information to monitor activity levels and reduce administration costs. In markets outside the United States with more complex defined contribution arrangements, we have deployed sophisticated defined contribution technology, processes and controls. Our defined contribution administration model used in Germany and the United Kingdom leverages web technology and provides clients with “back office” reconciliation, while offering clients the option to outsource or co-source front-office operations as needed. Participants can access their data directly and thereby be self-sufficient in managing their portfolios.

Within the United States, client retention rates in our Technology and Administration Solutions line of business were approximately 98% for the fiscal year ended June 30, 2012.

International Consulting

To help multinational companies face the challenges of operating in the global marketplace, Towers Watson provides expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries. Multinationals increasingly need to manage and govern compensation and benefit policies and practices from a global perspective, and our international consultants work with the headquarters of multinationals to develop such strategies and implement them. In addition, activities within multinationals are increasingly global in nature (e.g. mergers and acquisitions or the implementation of a captive insurance program), and our global specialists, in cooperation with their colleagues in our local offices worldwide, help manage and ensure the success of such projects.

In addition to global strategy, governance and oversight, our services include:

•	Global actuarial services to well over 200 companies, which is a market leading position

•	Global total rewards and benefit design

•	Global health and wellbeing

•	Defined contribution plan oversight

•	Defined benefit plan risk management and reduction strategies

•	Financing of employee benefits through pooling and captives

•	The optimization of global employee benefit management and spend

Towers Watson also has an enterprise-wide, global service offering with client-ready teams of experienced M&A practitioners. Our global team has worked on hundreds of transactions across industry sectors and geographic borders, participating in every phase from target evaluation, through due diligence, to post-deal integration. During this past year, we serviced over 400 clients on over 600 M&A projects with 100 global deals. This breadth of experience, coupled with our extensive knowledge of the employee mindset and the Insurance sector, gives us a strong foundation to help organizations achieve their deal objectives. Our M&A team brings together a strong set of services to assist clients evaluate and address the critical people-related issues, assets, liabilities, risks and opportunities surrounding a transaction — from due diligence through full integration.

Risk and Financial Services Segment

Risk and Financial Services is our second-largest segment. Segment revenues were approximately 25% of Towers Watson’s revenue for the fiscal year ended June 30, 2012. This segment includes three lines of business:

•	Risk Consulting and Software

•	Investment Consulting and Solutions

•	Reinsurance and Insurance Brokerage

We work with a variety of client executives: chief financial officers, treasurers, chief risk officers, senior actuaries, reinsurance buyers, and pension plan sponsors and trustees. Two of our lines of business, Risk Consulting and Software and Reinsurance and Insurance Brokerage, have a particular focus on the insurance industry, while Investment Consulting and Solutions focuses primarily on pension plans. All three of these businesses also apply their expertise to serve broader markets.

We believe we add significant value to our clients by bringing a wide range of Towers Watson products and services to bear in addressing the issues they face. For example, we have combined our risk consulting and software solutions with brokerage to help insurance executives more holistically manage their capital and make optimal reinsurance/risk transfer decisions. In addition, our investment experts often work with colleagues in our Benefits segment on retirement financial management issues. In the future, we will look for more opportunities to combine our services to respond in innovative ways to client needs.

We have also developed a range of financial modeling software products. Our products combine innovative actuarial thinking with software expertise to provide comprehensive solutions for our insurance clients to price their products, measure value, manage risk and monitor capital adequacy. Our software solutions support a variety of activities, including risk and capital management, asset-liability modeling, pricing, reserving and product development. We use these internally for consulting projects and license them to clients around the world. With the acquisition of EMB in January 2011, Towers Watson has been able to offer the property & casualty industry’s widest range of analytical software products designed to bring competitive advantage to users.

Risk Consulting and Software

Risk Consulting and Software, the largest line of business within Risk and Financial Services, is primarily focused on the insurance industry. Our associates use deep analytical skills, proven consulting techniques and software solutions to help our clients improve business performance and create competitive advantage. We serve three-quarters of the world’s top 100 insurance companies and are also a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than does any other consulting firm.

Our Risk Consulting and Software services include:

•	Financial and regulatory reporting

•	Enterprise risk and capital management

•	Software solutions

•	M&A and corporate restructuring (including actuarial valuation, capital analysis and due diligence)

•	Product and market strategies (including pricing and predictive modeling)

•	Financial modeling software and implementation support

•	Strategy and performance improvement

•	Integrated consulting and risk transfer

We provide a wide range of enterprise risk management services to help insurance companies identify and control their key risks, enhance risk-adjusted returns and meet strategic objectives. We are a major provider of actuarial valuation and due diligence support for insurance industry mergers, acquisitions and restructurings. We also help our clients value liabilities and calculate economic capital for financial reporting and management purposes — and we help them respond to regulatory changes that affect financial reporting, such as Solvency II. We also provide other services, including product development, predictive modeling, strategies for entry into new markets, claim consulting and catastrophe modeling. We help non-insurance entities with risk management issues, such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies to align their risk profile with overall financial objectives. And we are extending our offerings into new areas — including telematics and usage-based insurance — building on our traditional strengths in modeling and data analysis.

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

Our Investment services include:

•	Development of investment policy, governance and risk assessment

•	Investment strategy

•	Structured products design

•	Manager structure and selection

•	Manager monitoring and evaluation (including performance reporting)

•	Implemented consulting

We have a large investment strategy team with more than 150 investment professionals in the world’s major markets, combining economic, capital markets and manager research. With deep specialist expertise in asset management, investment banking and actuarial science, we provide practical, independent advice tailored to meet the needs of our clients. While Investment clients primarily include defined benefit and defined contribution pension plans, we see significant growth potential in expanding our services to other segments, including insurance company asset management, endowment funds and sovereign wealth funds, and we are enhancing our capabilities in these areas.

Reinsurance and Insurance Brokerage

Reinsurance and Insurance Brokerage is the third largest line of business in the Risk and Financial Services segment. Our Brokerage business primarily serves as an intermediary between our clients and the insurance, reinsurance and capital markets. The substantial majority of our business is providing global reinsurance intermediary services and consulting expertise. We provide intermediary services for all major lines of business and maintain trading relationships with more than 200 reinsurers and Lloyd’s underwriters.

Our Brokerage services include:

•	Reinsurance strategy and program review

•	Claims management and program administration

•	Catastrophe exposure management

•	Contract negotiation and placement

•	Market security evaluation and monitoring

•	Integrated consulting and risk transfer

In addition to our insurance and reinsurance intermediary services and consulting, we provide capital market broker/dealer capabilities. We help our clients make informed decisions about risk and capital management and execute comprehensive solutions that achieve broad coverage at competitive prices. Our integrated approach to risk and capital management helps our clients allocate, use and protect the capital they need to achieve their financial objectives.

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

Talent and Rewards Segment

Our third segment, Talent and Rewards, generated approximately 17% of Towers Watson’s revenue for the fiscal year ended June 30, 2012. This segment includes three lines of business:

•	Executive Compensation

•	Rewards, Talent and Communication

•	Data, Surveys and Technology

Executive Compensation

We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonus, long-term incentives, perquisites and other benefits. This work includes helping clients understand market practices relative to levels of compensation and the design of incentive programs. Given that companies in all world regions are facing more intense scrutiny of executive pay from shareholders, regulators and other stakeholders, our goal is to ensure that pay plans support the organization’s business strategy and drive desired performance. We help clients select effective performance metrics and assess program risks to ensure good governance. Our services include executive compensation philosophy and strategy development, modeling and valuation of pay plan elements, performance measurement selection and calibration, board of director compensation and plan design, advice on change-in-control and severance programs, and total compensation assessment and benchmarking. We also provide clients with executive-pay-related support associated with various transactions, including mergers, acquisitions, divestitures, executive transitions and business restructuring.

We have a global network of executive pay practitioners — with consultants on the ground in key countries worldwide supported by research and data covering the world’s top markets — that allows us to provide comprehensive solutions to our clients. We maintain a number of proprietary databases that provide us with competitive advantage. We have dedicated in-house experts on legislative and regulatory requirements, tax and accounting issues, proxy advisor policies, disclosure rules and other key considerations in designing executive pay programs. Whether we are retained by the board’s compensation committee or by management, our extensive consulting protocols help ensure that our executive compensation clients receive fully independent, objective advice.

Rewards, Talent and Communication

This line of business offers a broad array of services focused on designing and implementing human resource programs and processes for employees, managers and leaders. Our solutions cover the employment lifecycle and help companies attract and deploy talent, manage and reward employees’ performance, develop their skills, and provide relevant career paths to help retain and engage them over time.

Our primary practice areas are:

•

Talent Management. We help organizations develop integrated programs and processes to identify clients’ leadership and workforce needs, develop leaders and employees, and align roles, goals and incentives for employees and leaders with the critical drivers of business performance.

•

Rewards. We provide the data, tools, strategy, design and execution support for compensation programs to help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet key business goals. Our sales effectiveness and rewards service offering focuses on sales force productivity and incentives. Within this practice, we also focus on a number of specialty areas including: sales effectiveness and rewards, physician compensation and the health care industry and the financial services industry.

•

Communication and Change Management. Our consultants have deep expertise in change management, organizational effectiveness and communication. This supports our consulting services and helps our clients drive employee engagement and align employee behavior with business results.

Data, Surveys and Technology

This line of business combines data, analytics and software to enable the effective management of people and human resource programs. It brings together our capabilities in employee surveys, global databases, HR service delivery and talent management and rewards technology.

This business includes our global compensation databases; offerings in employee surveys, human capital metrics and analytics benchmarking and HR service delivery consulting; and software applications related to talent, performance and compensation management. These services generate recurring revenue by leveraging data, technology and a pool of staff resources that can be flexibly deployed.

We provide compensation, benefits and HR policies and practices data in more than 100 countries across six continents, covering over 40 industry sectors, 50 functions/job families and 4,000+ areas of specialization (disciplines). Underpinned by our extensive network of regional survey experts and local consulting offices, each country’s surveys provide decision-quality data and interpretation reflecting local governing laws and practices, supporting global clients wherever they do business.

Our human resource effectiveness services help clients implement the right human resource structure, service delivery model, staff and technology to meet the needs of the organization and employees efficiently and effectively. We support clients in implementing new HR technology, including Workday, SAP and PeopleSoft. Our capabilities include business case development, project planning, requirements definition, process design and implementation services supported by our change management expertise. We also provide a broad array of proprietary technology solutions, including:

•

Talent|REWARD, an integrated suite of applications that covers recruiting, performance management, global job leveling, compensation planning and administration, succession planning, career development, and learning management

•	Total Rewards portals and statements

•	Onboarding applications

•	HR and employee portals

Exchange Solutions Segment

Our fourth segment, Exchange Solutions, contributed $3.6 million, or less than 1 percent of revenue, for the one month of operations included in our fiscal year 2012 results. As a technology leader in the health insurance industry, we are redefining the manner in which health benefits are offered and delivered. Our solutions create cost savings for our employer clients and provide our individual customers with improved choice and control over their health benefits. This segment has one line of business named Extend Health.

Extend Health

Our core solution, ExtendRetiree, enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or “contribution” to spend on their healthcare at an annual cost that the employer controls as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at an uncertain annual cost. Using our ExtendRetiree solution, our clients are able to provide their retirees with the same or better healthcare benefits at a lower cost to the organization. We have provided an effective alternative to traditional group Medicare health plans for private and public sector clients, including Fortune 500 companies. We have helped hundreds of thousands of retirees and their dependents navigate the individual retiree medical insurance market, evaluate and choose a health plan using our proprietary exchange platform and decision support tools. In addition, this line of business is developing and expanding its solutions to address the pre-65 retiree, or early retiree, and are working on active employee exchange opportunities for our existing and prospective clients.

This line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient Medicare quoting and enrollment engine, custom-developed CRM system and comprehensive insurance carrier connectivity. Extend Health’s solutions include:

•

Analyzing and optimizing employer healthcare benefit subsidies and developing healthcare coverage strategies so that our clients can predict their future healthcare liabilities and realize immediate significant cost savings by transitioning their retirees to defined contribution plans

•	Managing an exchange of over 75 national and regional insurance carriers offering thousands of health plans that compete on price, coverage and quality

•

Simplifying the complexities of Medicare by helping individuals navigate through a meaningful choice of health plans using our proprietary software to analyze employer subsidies, health plan details and individuals’ doctor, hospital and prescription drug needs

•	Offering enrollment services that match an individual’s health status and financial resources to a specific plan while giving unbiased guidance about these expanded healthcare options

•	Providing lifelong advocacy and support services for all enrollees as they engage with insurance carriers beginning with their initial enrollment and continuing as their healthcare needs evolve

Competition

The human capital and risk management consulting and reinsurance brokerage industries are highly competitive. We believe there are significant barriers to entry and we have developed competitive advantages in providing human resource consulting services. However, we face strong competition from several different sources.

Our principal competitors in the global human resources consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). The industry also includes other benefit and compensation firms and the human resource consulting divisions of diversified professional service firms, such as Deloitte, Accenture and PricewaterhouseCoopers. Beyond these large players, the global human resources consulting industry is highly fragmented.

Our major competitors in the insurance consulting and solutions industry include Milliman, Oliver Wyman (a Marsh & McLennan company) and the big four accounting firms. In the reinsurance brokerage industry, our major competitors are Aon Benfield (an Aon company), Guy Carpenter (a Marsh & McLennan company) and Willis.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. We believe the primary factors in selecting a human resource or risk management consulting firm or reinsurance broker include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. We believe we compete favorably with respect to these factors.

Executive Officers of the Company

As of August 17, 2012, the following individuals were executive officers of the Company:

Walter W. Bardenwerper (age 61) has served as Vice President, General Counsel and Secretary of Towers Watson since January 1, 2010. He served as Vice President and General Counsel of Watson Wyatt since joining Watson Wyatt in 1987 and served as Secretary since 1992. Mr. Bardenwerper was a director of Watson Wyatt & Company from 1992 to 1997. Mr. Bardenwerper was previously an attorney with Cadwalader, Wickersham & Taft and Assistant General Counsel and Secretary of Satellite Business Systems. Presently, Mr. Bardenwerper is a director of the Professional Consultants Insurance Company and has served on the board of directors of the Association of Management Consulting Firms. He has a B.A. with Honors in Economics and graduated Phi Beta Kappa from the University of Virginia, has a J.D. from the University of Virginia Law School and served as a law clerk to United States District Court Judge Albert W. Coffrin.

James K. Foreman (age 54) has served as Managing Director of the Americas region of Towers Watson since January 1, 2010. Prior to the Merger, Mr. Foreman served as Managing Director of the Human Capital Group of Towers Perrin beginning June 2007, with overall responsibility for the global lines of business and geographic operations of Towers Perrin’s Human Capital Group. Mr. Foreman

joined Towers Perrin in 1985 and worked for almost 20 years at Towers Perrin in a number of leadership positions, including Managing Director of Towers Perrin’s Health & Welfare practice and member of Towers Perrin’s board of directors from 2003 to 2005, before joining Aetna Inc. in 2005 to become the executive vice president of their national businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a B.A. in Business Economics from the University of California at Los Angeles.

Julie J. Gebauer (age 51) has served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning 2002, she served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a fellow of the Society of Actuaries and is an Enrolled Actuary in the Joint Board for Enrolled Actuaries. Ms. Gebauer graduated Phi Beta Kappa from the University of Nebraska-Lincoln with a B.S. in Mathematics and English.

Patricia L. Guinn (age 57) has served as Managing Director of the Risk and Financial Services business segment of Towers Watson since January 1, 2010. Previously, she served as Managing Director of the Risk and Financial Services business group of Towers Perrin beginning in 2001. She was a member of Towers Perrin’s board of directors from 2001 through 2004 and from 2007 until the consummation of the Merger. She joined Towers Perrin in 1976 and has held a number of leadership positions at the firm. She is a fellow of the Society of Actuaries, a member of the American Academy of Actuaries and a member of the Conference of Consulting Actuaries. Ms. Guinn graduated with honors from Hendrix College with a B.A. degree in Mathematics.

John J. Haley (age 62) has served as the Chief Executive Officer and as Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Previously, he served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries and is a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the boards of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and Hudson Highland Group, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.

Roger F. Millay (age 55) has served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt from August 2008 until the consummation of the Merger. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a B.A. degree from the University of Virginia and an M.S. in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.

Paul G. Morris (age 48) has served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Previously, he served as Director, Consulting Services for Towers Watson since January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the Merger. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a B.A. in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.

Gene H. Wickes (age 60) has served as the Managing Director of the Benefits business segment of Towers Watson since January 1, 2010. Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s board of directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.

Employees

We employed approximately 14,500 full-time associates as of June 30, 2012 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers fluctuate based on short-term demands.

	As of June 30,
	2012	2011
Benefits	6,600	6,300
Risk and Financial Services	2,500	2,300
Talent and Rewards	2,400	2,100
Exchange Solutions (a)	600	—
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	14,500	13,100

(a)	The Exchange Solutions segment headcount includes seasonal benefits advisors to supplement our full-time benefit advisors.

Access to Public Filings, Code of Business Conduct and Ethics and Board Committee Charters

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, without charge, on our web site (www.towerswatson.com) as soon as reasonably practicable after they are electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports are also available without charge on the SEC web site (www.sec.gov). We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principal executive officer, other officers and members of senior management. We also have a Code of Business Conduct and Ethics that applies to all of our directors. Both codes are posted on our website. Any amendments to the codes or any waivers of the director code requirements, or to the Code of Business Conduct and Ethics for any of our Chief Executive Officer, Chief Financial Officer, or our Chief Accounting Officer and Controller will be disclosed on our website or in a Form 8-K. Towers Watson’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Risk Committee all operate pursuant to written charters adopted by our board of directors, which are available on our website. We have also adopted a set of Corporate Governance Guidelines, copies of which are available on our website. Copies of all these documents are also available, without charge, from our Investor Relations Department at 901 N. Glebe Road, Arlington, VA 22203.

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

If we are not able to continue to successfully integrate the operations of Towers Perrin and Watson Wyatt, we may fail to realize the anticipated growth opportunities and other anticipated benefits of the Merger.

We face challenges in continuing to integrate Towers Perrin’s and Watson Wyatt’s technologies, organizations, procedures, policies and operations, as well as in addressing differences in the business cultures of the two companies, and retaining key Towers Perrin and Watson Wyatt personnel. The integration process has been complex and time consuming and continues to require substantial resources and effort. These efforts could divert management’s focus and resources from other strategic opportunities and from business operations during the remaining integration process. Difficulties may occur during the integration process, including:

•	Loss of key officers and employees;

•	Loss of key clients;

•	Loss of revenues; and

•	Increases in operating, tax or other costs.

The continued success of the Merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating the businesses of Towers Perrin and Watson Wyatt, while minimizing or eliminating any further difficulties that may occur. Even if the integration of the businesses of Towers Perrin and Watson Wyatt is completed successfully, it may not result in the realization of the full benefits of the growth opportunities that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and results of operations.

Our estimates of the operational cost savings we expect to result from the Merger and of the costs we expect will be required to achieve such savings are inherently uncertain and may not be accurate, and we may not be able to achieve the operational cost savings in the expected time frame or at all.

We anticipate that full realization of pretax annual operational cost savings from the Merger will take additional time to achieve. Our operational cost savings estimates are based on a number of assumptions, including the assumption that we will be able to implement cost saving programs such as personnel reductions and consolidation of operations, technologies, and administrative functions. In addition, our estimated expenses required to achieve operational cost savings do not include certain other costs we expect to incur, including those relating to lease termination costs and facilities consolidation, among others. We may not be able to achieve the operational cost savings that we anticipate in the expected time frame, based on the expected costs or at all. Failure to successfully implement cost savings programs on a timely basis, or the need to spend more than anticipated to implement such programs, will result in lower than expected cost savings in connection with the Merger and could have a material adverse effect on our operating results.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended June 30, 2012, approximately 12% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

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

On June 20, 2012, the SEC issued final rules to implement these provisions of the Dodd-Frank Act pertaining to the role of, and certain disclosure relating to, compensation consultants. The final rules require the national security exchanges to adopt listing standards requiring a company’s compensation committee to consider certain independence factors, including whether the compensation consultant’s firm provides other services to the company, before selecting a compensation consultant. These rules also require a company to disclose in its proxy statement whether its compensation committee has retained or obtained the advice of a compensation consultant, whether the work of the compensation consultant raised any conflicts of interest, and if so, the nature of the conflicts and how any such conflicts are being addressed.

The final rules do not require that the selected compensation consultant be independent, only that the compensation committee consider independence before selecting a compensation consultant. However, if companies’ compensation committees elect to engage compensation consultants that do not perform any other services for the company, then this could cause additional clients to terminate their relationships with Towers Watson (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. If this happens, the future termination of such relationships could have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended June 30, 2012, 52% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:

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

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us, on the proposed timetables, or at all. We also face additional risks related to acquisitions such as our recent acquisition of Extend Health, Inc., including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.

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

We may be unable to effectively integrate an acquired business, such as the recently acquired Extend Health business, into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integration of an acquired business may subject us to a number of risks, including:

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

Towers Watson is engaged in providing services outside the core human capital and risk management businesses previously conducted by Towers Perrin and Watson Wyatt, which may carry greater risk of liability.

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

Towers Perrin and Watson Wyatt each historically obtained primary insurance for errors and omissions liability risks from a Vermont-regulated group captive insurance company known as Professional Consultants Insurance Company, Inc. (which we refer to as “PCIC”). The stockholders and insureds of PCIC were legacy Towers Perrin, legacy Watson Wyatt and Milliman, Inc. (“Milliman”). On January 1, 2010, the effective date of the Merger, Towers Watson became the owner of 72.8% of the stock of PCIC.

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

The combination of the formation of Stone Mountain, which results in Towers Watson and Stone Mountain bearing the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention, and our controlling ownership interest in PCIC and the accompanying requirement that we consolidate PCIC’s financial results into our financial results is likely to result in increased earnings volatility for us. In addition, the inability of Stone Mountain to secure reinsurance or our inability to secure excess errors and omissions professional liability coverage in the future could have a material adverse impact on our financial condition or our ability to transact business in certain geographic areas, particularly in any specific period.

We have material pension liabilities that can fluctuate significantly.

We have material pension liabilities. The projected benefit obligation for our pension and other postretirement benefit plans at June 30, 2012 was $4.0 billion, of which $796.3 million represented unfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.

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

On January 15, 2010, another former Towers Perrin shareholder who separated from service in March 2005 when Towers Perrin and Electronic Data Systems, Inc. launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the “Pao Action”) in the United States District Court for the Eastern District of Pennsylvania, also alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15%) of eHRO. The plaintiff in this action, in which Towers Watson also is named as a defendant, seeks to represent a class of former Towers Perrin shareholders who separated from service in connection with the formation of eHRO and who are excluded from the proposed class in the Dugan Action.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor Pao has moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012 and has taken the motion under advisement.

Towers Watson continues to believe the claims are without merit and intend to continue to vigorously defend against the actions. We are likely to continue to incur significant costs defending against these claims. The outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

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

For the year ended June 30, 2012, we derived approximately 5% of our consolidated revenue from our reinsurance brokerage business, which in turn derives a majority of its revenue from commissions. Revenue earned in our capacity as a reinsurance broker is based in large part on the rates that the global reinsurance marketplace prices for risks. For example, we do not determine reinsurance premiums on which commissions are generally based.

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

Our newly-acquired Extend Health business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.

Our newly-acquired Extend Health business typically enters into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new health insurance plans or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our exchange platform. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, carrier websites or other sales channels, or to market their own plans, and, in turn, could limit or prohibit us from marketing their plans. For example, in August 2011, one of Extend Health’s largest insurance carrier partners discontinued the indirect distribution of Medicare supplement policies through all of their distribution vendors. As a result, our new Medicare supplement enrollments have shifted to other insurance carriers that pay us lower commission rates on average. Insurance carriers may also choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in individual markets in certain geographies or altogether. Additionally, if one of the insurance carriers with which we are associated violates the law or comes under scrutiny by CMS, CMS may impose sanctions on such carriers, resulting in a loss of supply of insurance plans that we are able to sell. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or are unable to offer customers a wide variety of health insurance plans.

The private health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. For example, in fiscal 2012, the top five carriers accounted for an aggregate of approximately 80% of our commission revenue in our Extend Health business. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.

Changes and developments in the health insurance system in the United States could harm our newly-acquired Extend Health business.

In March 2010, the Federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA, which we refer to collectively as Healthcare Reform. Our newly-acquired Extend Health business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.

Many aspects of Healthcare Reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual, family and small business health insurance and a prohibition against using pre-existing health conditions as a reason to deny health coverage for children. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future changes may not be beneficial to us.

Certain key members of Congress have expressed a desire to withhold the funding necessary to implement Healthcare Reform as well as the desire to replace or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption of our exchange platform, and adversely impact our results of operations and financial condition. The implementation of Healthcare Reform could have negative effects on us, including:

•	increase our competition;

•	reduce or eliminate the need for health insurance agents and brokers or demand for the health insurance that we sell;

•	decrease the number of types of health insurance plans that we sell, as well as the number of insurance carriers offering such plans;

•	cause insurance carriers to change the benefits and/or premiums for the plans they sell; or

•	cause insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways.

Any of these effects could materially harm our business, results of operations and financial condition. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress has been charged with finding spending cuts, and such cuts are expected to include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

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

Our revolving credit facility and term loan contain a number of restrictive covenants that restrict our operations.

The Towers Watson $500 million revolving credit facility and $250 million term loan contain a number of customary restrictive covenants imposing operating and financial restrictions on Towers Watson, including restrictions that limit our ability to engage in acts that may be in our long-term best interests. These covenants include, among others, limitations (and in some cases, prohibitions) that, directly or indirectly, restrict our ability to:

•	Incur liens or additional indebtedness (including guarantees or contingent obligations);

•	Engage in mergers and other fundamental changes;

•	Sell or otherwise dispose of property or assets;

•	Pay dividends and other distributions; and

•	Change the nature of our business.

The credit agreements also contains financial covenants that limit our interest expense and total debt relative to EBITDA.

The operating restrictions and financial covenants in our credit agreements do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with any financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on terms favorable to us.

The credit agreements specify several events of default, including non-payment, certain cross-defaults, certain bankruptcy events, covenant or representation breaches and certain changes in control. If an event of default occurs, the lenders under the credit agreements are expected to be able to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. We may not be able to repay all amounts due under the credit agreements in the event these amounts are declared due upon an event of default.

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

The unaudited pro forma financial data included in this Annual Report are presented solely for illustrative purposes and are not necessarily indicative of what our results of operations would have been had the Merger been completed on the date indicated. The results of operations of Towers Watson differ materially from the historical financial statements of Watson Wyatt and also differ materially from the unaudited pro forma financial data included in this Annual Report.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, incurred but not reported liabilities, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

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

On January 1, 2010, the then-former Towers Perrin security holders received, in the aggregate, 44% of Towers Watson’s voting common stock then outstanding. Those shares are subject to various restrictions. For example, shares of Class B common stock issued to the then-former Towers Perrin security holders automatically convert into freely tradable Class A common stock in equal annual installments over four years. The first conversion of Class B common stock to Class A common stock occurred on January 1, 2011, and the second conversion occurred on January 1, 2012.

In addition, transfer restrictions on restricted shares of Class A common stock received by a holder of Towers Perrin restricted stock units lapse over the course of a three-year vesting schedule (or such other vesting schedule as may be set forth in the holder’s Towers Perrin restricted stock unit award agreement). The first tranche of restricted stock units received by legacy Towers Perrin associates vested on January 1, 2011 and the second tranche vested on January 1, 2012. As of August 17, 2012, there were 58,787,228 outstanding shares of Class A common stock and 1,688,736 of Restricted Class A common stock; 5,661,591 outstanding shares of Class B-3 common stock; and 5,374,287 outstanding shares of Class B-4 common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2012, we operated offices in more than 113 cities and 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by us represented approximately 6% of total assets as of June 30, 2012, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3. Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 11, “Debt, Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report on Form 10-K for the year ending June 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Towers Watson & Co. Class A common stock is currently traded on the New York Stock Exchange and NASDAQ under the symbol TW.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock.

	High	Low
Fiscal Year 2011
First quarter (July 1, 2010—September 30, 2010)	$49.18	$38.35
Second quarter (October 1, 2010—December 31, 2010)	$53.47	$48.96
Third quarter (January 1, 2011—March 31, 2011)	$58.80	$52.89
Fourth quarter (April 1, 2011—June 30, 2011)	$65.71	$54.33
Fiscal Year 2012
First quarter (July 1, 2011—September 30, 2011)	$66.38	$52.26
Second quarter (October 1, 2011—December 31, 2011)	$65.77	$58.45
Third quarter (January 1, 2012—March 31, 2012)	$66.52	$57.94
Fourth quarter (April 1, 2012—June 30, 2012)	$66.85	$57.12

Holders

As of August 17, 2012, there were approximately 349 registered stockholders of our Class A common stock and 566 registered stockholders of our Class B common stock.

Dividends

Our board of directors has approved the payment of a quarterly cash dividend in the amount of $0.10 per share. Total dividends paid in fiscal year 2012 and in fiscal year 2011 were $26.4 million and $21.6 million, respectively.

In August 2012, our board of directors approved an increase in future quarterly cash dividends to $0.115 per share. Our next dividend is payable October 15, 2012 to the stockholders of record at the close of our first quarter of fiscal 2013, on September 28, 2012.

The continued payment of cash dividends in the future is at the discretion of our board of directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates. Additionally, our revolving credit facility and term loan require us to observe certain covenants, including requirements for minimum net worth, which potentially act to restrict dividends.

Performance Graph

The graphs below depict total cumulative stockholder return on $100 invested on June 30, 2007 and January 4, 2010, respectively, in (i) Watson Wyatt Worldwide Inc. common stock and Towers Watson & Co. common stock, (ii) the New York Stock Exchange Composite Index; and (iii) a peer group index comprised of the common stock of Aon Corporation and Marsh & McLennan Companies and certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million. The graphs assume reinvestment of dividends.

	6/07	6/08	6/09	12/09

Watson Wyatt Worldwide, Inc.	100.00	105.40	75.28	95.63
NYSE Composite	100.00	89.76	63.09	77.62
Peer Group	100.00	96.81	78.87	89.77

	1/4/10	6/30/10	6/30/11	6/30/12

Towers Watson & Co.	100.00	77.96	132.60	121.67
NYSE Composite	100.00	91.14	119.85	115.40
Peer Group	100.00	96.64	143.04	143.95

The two Performance Graphs respectively show (i) legacy Watson Wyatt’s stock performance from June 30, 2007 through December 31, 2009, the day prior to the closing date of the Merger and (ii) Towers Watson’s stock performance from January 4, 2010 through June 30, 2012.

Companies included in the peer group index in both graphs include: Accenture PLC, Aon Corporation, FTI Consulting Inc., Huron Consulting Group Inc.; Marsh & McLennan Companies; Maximus Inc.; Navigant Consulting Inc.; and The Corporate Executive Board Company.

Issuer Purchases of Equity Securities

The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of June 30, 2012, the Company still had 1,080,189 shares available under this plan.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of June 30, 2012, the Company still had $150 million available under this plan.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the fourth quarter of fiscal year 2012 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1, 2012 through April 30, 2012	—		—	3,720,363
May 1, 2012 through May 31, 2012	—		—	3,720,363
June 1, 2012 through June 30, 2012	136,000	$59.58	136,000	3,584,363

	136,000		136,000

(a)	All of the shares of Class A common stock repurchased in the fourth quarter of fiscal year 2012 were repurchased under the plan approved by our Board of Directors to offset Dilution.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on June 29, 2012, the last trading day of our fiscal year, of $59.90.

Item 6. Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2012. The selected consolidated financial data as of June 30, 2012 and 2011, and for each of the three years in the period ended June 30, 2012, were derived from the audited consolidated financial statements of Towers Watson included in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2010, 2009 and 2008, and for each of the years ended June 30, 2009 and 2008, were derived from audited consolidated financial statements of Towers Watson and Watson Wyatt, the accounting predecessor, not included in this Annual Report on Form 10-K. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended June 30,
Statement of Operations Data:	2012	2011	2010 (a)	2009	2008
(amounts are in thousands, except per share data)
Revenue	$3,417,736	$3,259,451	$2,387,829	$1,676,029	$1,760,055
Costs of providing services:
Salaries and employee benefits	2,067,689	2,043,063	1,540,417	1,029,299	1,052,992
Professional and subcontracted services	285,063	246,348	163,848	119,323	138,983
Occupancy	141,053	144,191	109,454	72,566	83,255
General and administrative expenses	284,994	281,576	220,937	172,010	185,624
Depreciation and amortization	152,891	130,575	101,084	73,448	72,428
Transaction and integration expenses	86,130	100,535	87,644	—	—

	3,017,820	2,946,288	2,223,384	1,466,646	1,533,282

Income from operations	399,916	313,163	164,445	209,383	226,773
Income/(loss) from affiliates	262	1,081	(1,274)	8,350	2,325
Interest income	3,860	5,523	2,950	2,022	5,584
Interest expense	(9,156)	(12,475)	(7,508)	(2,778)	(5,977)
Other non-operating income	11,350	19,349	11,304	4,926	464

Income before income taxes	406,232	326,641	169,917	221,903	229,169
Provision for income taxes	145,756	129,916	50,907	75,276	73,470

Net income before non-controlling interests	260,476	196,725	119,010	146,627	155,699
Net income/(loss) attributable to non-controlling interests	263	2,288	(1,587)	169	258

Net income attributable to controlling interests	$260,213	$194,437	$120,597	$146,458	155,441

Earnings per share: net income attributable to controlling interests:
Basic	$3.60	$2.62	$2.04	$3.43	$3.65
Diluted	$3.59	$2.62	$2.03	$3.42	$3.50
Dividends declared per share	$0.40	$0.30	$0.30	$0.30	$0.30
Weighted average shares of common stock (000):
Basic	72,221	74,075	59,257	42,690	42,577
Diluted	72,542	74,139	59,372	42,861	44,381

	As of June 30,
Balance Sheet and Other Data:	2012	2011	2010	2009	2008
(amounts are in thousands)
Cash and cash equivalents	$478,179	$528,923	$435,927	$209,832	$124,632
Restricted cash	171,406	153,154	164,539	—	—
Working capital	656,415	472,357	479,521	231,938	172,241
Goodwill and intangible assets	3,021,403	2,638,496	2,400,782	728,987	870,943
Total assets	5,356,978	5,098,950	4,573,617	1,626,319	1,715,976
Revolving credit facility, term loan and notes	458,000	99,341	201,967	—	—
Dividends declared	25,752	22,846	17,661	12,785	12,768
Stockholders’ equity	2,432,520	2,591,527	1,955,607	853,638	984,395
Shares outstanding	71,702	73,601	74,204	42,657	43,578

(a)	Includes the effect of the Merger as of January 1, 2010

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

We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life insurance and general insurance, as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients to move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.

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

Segments

We provide services in four business segments: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions.

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-

effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the fiscal year ended June 30, 2012, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 25% of our total revenue for the fiscal year ended June 30, 2012. Approximately 68% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 17% of our total revenue for the fiscal year ended June 30, 2012. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the second half of the year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions has one line of business:

•	Extend Health.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012 and as a result, one month of operations was included in our fiscal year 2012 results. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to the majority of policies beginning on January 1 following corporations’ open enrollment periods. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. It is expected that the majority of enrollments will occur in our second quarter and we will hire additional seasonal benefits advisors to supplement our full-time benefit advisors and incur higher costs. The associated commission revenue with these new enrollments is deferred until the policy effective date in our third quarter and is spread over the policy period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue.

	Fiscal Year
Geographic Region	2012	2011	2010
United States	48%	49%	52%
United Kingdom	23	22	22
Canada	6	6	6
Germany	5	4	4
Netherlands	3	3	3

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

Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors and select executives with incentive stock-based compensation plans from time to time. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. In connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger, we expect the total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three year period to be $158.7 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition and the graded method of expense methodology. This expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. In the event that an associate is involuntarily terminated other than for cause, vesting is accelerated and expense is recorded immediately.

Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 40 to 60% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the fiscal year ended June 30, 2012 for Towers Watson, approximately 31% of professional and subcontracted services represent these reimbursable services.

Occupancy includes expenses for rent and utilities.

General and administrative expenses include legal, marketing, supplies, telephone and networking costs to operate office locations as well as insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.

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

Revenue Recognition

We recognize revenue when it is earned and realized or realizable which is when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered or products delivered or available for use, and collectability is reasonably assured.

The majority of our revenue consists of fees earned from providing consulting services. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual associates’ billing rates are principally based on a multiple of salary and compensation costs.

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

We deliver software under arrangements with clients where the maintenance associated with the initial software fees is a fixed percentage, and we are able to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered, and recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term., which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.

We collect, analyze and compile data in the form of surveys for our clients who have the option of participating in the survey. The surveys are published online via a web tool which provides simplistic functionality. We have determined that the web tool is inconsequential to the overall arrangement. We record the survey revenue when the results are delivered online and made available to our clients that have a contractual right to the data. If the data is updated more frequently than annually, we recognize the survey revenue ratably over the contractually stated period.

In our capacity as a reinsurance broker, we collect premiums from our reinsurance clients and, after deducting our brokerage commissions, we remit the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services is earned on a commission basis. Commissions are calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognize brokerage services revenue on the later of the contract’s inception or billing date as fees become known or as our services are provided for premium processing. In addition, we hold cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We are permitted to invest these funds in high quality liquid instruments.

As an insurance exchange, we generate revenue from commission paid to us by insurance carriers for health insurance policies issued through our enrollment services. Under our contracts with insurance carriers, once an application has been accepted by an insurance carrier and a policy has been issued, we will receive commission payments from the policy effective date until the end of the annual policy period as long as the policy is not cancelled by the insured or the carrier. We defer upfront fees and recognize revenue ratably from the policy effective date over the policy period, generally one year. The commission fee per policy placed with a carrier could vary by whether the insured was previously a Medicare participant and whether the policy is in its first or subsequent year. Due to the uncertainty of the commission fee per policy, we don’t recognize revenue until the policy is accepted by the carrier, the policy is effective and a communication is received from the carrier of the fee per insured. As the commission fee is cancellable on a pro rata basis related to the underlying insurance policy which we are not party to, we recognize the commission fee ratably over the policy period. Our carrier contracts entitle us to receive commission fees per policy for the life of the policy unless limited by legislation or cancelled by the carrier or insured. We estimate that these commission fees generally continue for five or more years once placed. As a result, the majority of the revenue is recurring in nature and grows in direct proportion to the number of new policies added each year.

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

Incurred But Not Reported (IBNR) Claims

We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2012, we had a $202.2 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $208.5 million as of June 30, 2011 as the result of known and improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

Pension Assumptions

Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2012, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $80.9 million in projected benefit obligations, $54.9 million in assets and a net liability of $26.0 million.

Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan is unfunded. In the U.K., benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan. Benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany represent the grandfathered pension benefit for employees hired prior to July 1991. The pension plan for associates hired after July 1991 is a defined contribution arrangement.

The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula, benefits are based on a percentage of the associate’s plan compensation each year. The Canadian Retirement Plan provides a choice of a defined benefit or a defined contribution. The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year.

Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were closed to new participants, and benefit accruals were frozen under the current benefit formulas effective December 31, 2011. Beginning January 1, 2012, U.S. associates, including U.S. named executive officers, began accruing qualified and non-qualified benefits under a new stable value pension design. Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

The determination of Towers Watson’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on Towers Watson’s pension benefit obligation and related cost. Any difference between actual and assumed results is amortized into Towers Watson’s pension cost over the average remaining service period of participating associates. Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.

On January 1, 2012, the legacy Watson Wyatt U.S. pension plan merged into the legacy Towers Perrin U.S. pension plan and it was renamed the Towers Watson pension plan. Prior to the plan merger, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets, a component of net periodic benefit cost. However as a result of the merger of the two plans, the company was required to adopt a single method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plans in North America used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments. The legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. The company elected to adopt the fair value method in determining the market-related value of plan assets of the merged plans and the legacy Towers Perrin pension plan in Canada. The company considers the fair value method for determining market-related value of plan assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the company calculated the cumulative difference of using a calculated value to determine market-related value of plan assets versus the fair value method for the legacy Towers Perrin plans over the period of time from the date of the merger between Towers Perrin and Watson Wyatt through January 1, 2012 to determine the cumulative impact of this accounting change. The cumulative effect of the change, as of January 1, 2012, resulted in an increase to salary and employee benefit expense of $9.5 million, a reduction in income tax expense of $3.7 million and a reduction to net income of $5.8 million for the fiscal year ended June 30, 2012 and an increase to accumulated other comprehensive income of $5.8 million. The cumulative effect of the change in accounting method decreased diluted earnings per share by $0.08 for the fiscal year ended June 30, 2012. Related to the change in accounting method, the $9.5 million expense is offset by a benefit of $6.6 million for the six months ended June 30, 2012.

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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012		2011		2010
	North America	Europe	North America	Europe	North America	Europe
Discount rate	5.79%	5.59%	5.80%	5.25%	6.43%	6.03%
Expected long-term rate of return on assets	8.14%	6.78%	8.16%	6.79%	8.11%	6.48%
Rate of increase in compensation levels	3.82%	3.93%	3.88%	3.88%	3.93%	5.09%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	North America	Europe	North America	Europe
Discount rate	4.86%	4.80%	5.79%	5.62%
Rate of increase in compensation levels	4.35%	3.93%	3.82%	3.93%

As a result of plan changes adopted during the first quarter of fiscal year 2011, the legacy Watson Wyatt U.S. Pension Plans were remeasured as of September 30, 2010. Upon remeasurement the discount rate assumption was changed for these plans and the net periodic benefit cost for the remainder of fiscal year 2011 was calculated using a weighted average discount rate of 5.79%.

Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date. The U.K. is based on the U.K. AA corporate bonds, while Germany and the Netherlands are based on European AA corporate bonds.

The expected rates of return assumptions for North America and Europe were supported by an analysis performed by Towers Watson of the weighted-average yield expected to be achieved with the anticipated makeup of investments.

The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2013:

Change in Assumption	Effect on FY 2013 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$8.9 million
25 basis point increase in discount rate	-$8.5 million
25 basis point decrease in expected return on assets	+$5.3 million
25 basis point increase in expected return on assets	-$5.3 million

The above sensitivities reflect the impact of changing one assumption at a time. Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2013:

Change in Assumption	Effect on FY 2013 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.9 million
25 basis point increase in discount rate	-$3.0 million
25 basis point decrease in expected return on assets	+$1.6 million
25 basis point increase in expected return on assets	-$1.6 million

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value.

Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had nine reporting units on April 1, and added a tenth reporting unit with the acquisition of Extend Health, Inc. on May 29, 2012 (see Note 2 of the accompanying consolidated financial statements for further information regarding the acquisition of Extend Health, Inc.), however this was presumed to be a transaction at arm’s length and therefore was not included in the annual impairment test.

During fiscal 2012, the Company early adopted ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives entities testing goodwill for impairment the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During this assessment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. During fiscal 2012, the Company determined each reporting unit had a fair value that was substantially in excess of the carrying value, and therefore that we had no reporting units with carrying values that were more likely than not to exceed their fair value. As a result, we did not perform Steps 1 or 2 of the two-step impairment test.

When the Company performs Step 1 of the two-step impairment test, we use Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired.

Results of Operations

The table below sets forth our consolidated statements of operations and data as a percentage of revenue for the periods indicated. The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010, or six months of the twelve-month period.

Consolidated Statements of Operations

(Thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2012		2011		2010
Revenue	$3,417,736	100%	$3,259,451	100%	$2,387,829	100%

Costs of providing services:
Salaries and employee benefits	2,067,689	60%	2,043,063	63%	1,540,417	65%
Professional and subcontracted services	285,063	8%	246,348	8%	163,848	7%
Occupancy	141,053	4%	144,191	4%	109,454	5%
General and administrative expenses	284,994	8%	281,576	9%	220,937	9%
Depreciation and amortization	152,891	4%	130,575	4%	101,084	4%
Transaction and integration expenses	86,130	3%	100,535	3%	87,644	4%

	3,017,820	88%	2,946,288	90%	2,223,384	93%

Income from operations	399,916	12%	313,163	10%	164,445	7%

Income/(loss) from affiliates	262	—%	1,081	—%	(1,274)	—%
Interest income	3,860	—%	5,523	—%	2,950	—%
Interest expense	(9,156)	—%	(12,475)	—%	(7,508)	—%
Other non-operating income	11,350	—%	19,349	1%	11,304	—%

Income before income taxes	406,232	12%	326,641	10%	169,917	7%

Provision for income taxes	145,756	4%	129,916	4%	50,907	2%

Net income before non-controlling interests	260,476	8%	196,725	6%	119,010	5%
Net income/(loss) attributable to non-controlling interests	263	—%	2,288	—%	(1,587)	—%

Net income attributable to controlling interests	$260,213	8%	$194,437	6%	$120,597	5%

Results of Operations for the Fiscal Year Ended June 30, 2012

Compared to Fiscal Year Ended June 30, 2011

Revenue

Revenue for the fiscal year ended June 30, 2012 was $3.4 billion, an increase of $158.3 million, or 5%, compared to $3.3 billion for the fiscal year ended June 30, 2011. Our revenue growth reflects the good opportunities and strong teams we have developed in our business as well as from the addition of our three recent acquisitions, Extend Health, Aliquant and EMB. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 3% for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. All of our segments experienced organic growth in fiscal year 2012. We experienced challenges in our fourth quarter of fiscal 2012, including the impact of our ERP transition in North America, an economic slow-down in EMEA, and reduced demand for economy-driven discretionary services such as that in our Talent and Rewards segment. Despite these challenges at the end of our fiscal year 2012, we see signs of continued growth and strengthening of our business in fiscal year 2013.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.5898 for fiscal year 2012 from 1.5878 for fiscal year 2011, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3457 for fiscal year 2012 from 1.3637 for fiscal 2011. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

In fiscal year 2012, we experienced significant billing delays related to our ERP transition, which increased reserves for our receivables. We have a phased deployment, and the U.S. business impacts were identified and mitigated in the early stages of the EMEA roll-out.

A comparison of segment revenue for the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011, is as follows:

•

Benefits revenue increased $65.6 million, or 4%, and was $1.9 billion for fiscal year 2012 compared to $1.9 billion for fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 4% due to revenue growth in all of our practices. Our Retirement practice revenue, which represents the majority of the segment’s revenue, increased 1% on a constant currency basis. This growth was strongest in North America as we experienced growth in pension administration for new clients. Our Technology and Administration Solutions practice experienced low double digit constant currency growth largely due to the addition of Aliquant and due to demand for system modifications and new call center clients. Revenue increased in our Health and Group Benefits practice in the U.S. driven by an increase in client demand for our strategy work, particularly in the plan management and product sales. The health benefits consulting environment continues to be strong with regulatory uncertainty, market change and cost pressure. Our International practice, with high single digit revenue growth, helps to address the issues multinationals face in their compensation and benefit programs. We anticipate that our Benefits segment revenue will show modest growth with sustained momentum in our Technology and Administration Solutions practice and in our Health and Group Benefits practice, as well as with project activity in our Retirement practice. Revenue in our Benefits segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 10% and was $817.6 million for fiscal year 2012 compared to $740.7 million for fiscal year 2011. This increase was due to revenue growth in all of practices. Our Risk Consulting and Software practice experienced low double digit constant currency revenue growth due to the addition of EMB. In addition, regulatory changes and merger and acquisition activity continue to drive demand. Our revenue in EMEA was impacted by a decrease in demand and a delay of Solvency II implementation. Revenue from property and casualty consulting increased in the fourth quarter of fiscal year 2012. We experienced continued growth in our Brokerage practice revenue due to mid single digit growth in the Americas. A strong renewal season with favorable pricing conditions and high retention rates drove growth. Our Investment practice experienced mid single digit growth due to solid demand worldwide for advice on investment strategy, delegated services and alternative assets and has a good global pipeline. We remain cautious about Europe as discretionary spending seems to be tightening. We expect Risk and Financial Services to maintain a positive momentum. Revenue in our Risk and Financial Services segment increased 4% on an organic basis.

•

Talent and Rewards revenue increased 5% and was $570.5 million for fiscal year 2012 compared to $543.5 million for fiscal year 2011. We achieved organic growth in all regions and in all lines of business of Talent and Rewards. We experienced high single digit revenue growth in our Executive Compensation consulting practice this year. The Executive Compensation consulting environment continued focus on pay-performance alignment, increased focus on risk mitigation and efforts to gauge shareholders’ opinions have driven demand for our services globally. Rewards, Talent and Communication practice revenue increased in the high single digits in all regions, led by the Americas. This growth was due to a robust annual benefits open enrollment period, where we assist clients in helping their employees understand the value of their health and benefit packages. Merger and acquisition activity globally has created demand for change management support and reward program design. We experienced low single digit growth in Data, Surveys and Technology revenue from the rationalization of our legacy product platforms over the past year. We saw a decrease in European sales in the fourth quarter. We expect to see mixed result in fiscal year 2013, with the tightening in Europe offset by a continued growth in activity in the Americas and Asia Pacific. Talent and Rewards experienced 6% organic revenue growth.

•

We established our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. For the quarter and fiscal year ended June 30, 2012, the Exchange Solutions segment revenue was $3.6 million for one month that it has been included in our consolidated operations. As a result of purchase accounting, we will not realize $15 million of deferred revenue associated with cash received for commissions paid by carriers per policy placed prior to the acquisition as there is no subsequent performance obligation.

Salaries and Employee Benefits

Salaries and employee benefits were $2.1 billion for fiscal year 2012 compared to $2.0 billion for fiscal year 2011, an increase of $24.6 million, or 1%. This increase was primarily driven by an increase in base salary of $96.0 million attributed to an 8% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 56% of our headcount increase as of June 30, 2012 compared to June 30, 2011 as a result of our acquisition of EMB in January 2011 and also as we have increased resources in certain of our practices in response to new business opportunities. We expect to continue hiring new associates to address pockets of opportunities as they arise throughout our business. Our discretionary annual bonus decreased by $19.2 million for fiscal year 2012 compared to fiscal year 2011 and is based on pre-bonus profitability and can fluctuate based on the operating results of the Company. Our stock-based compensation decreased $23.5 million in the current year primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger. Our pension and other employee benefits expense decreased $23.9 million due to the remeasurement of our U.S. pension and post-retirement plans in September 2010. The plan changes substantially reduced plan obligations associated with future pay and health care cost increases. In addition, our fringe benefits and taxes were reduced by $10.8 million. As a percentage of revenue, salaries and employee benefits decreased to 60% for the fiscal year 2012 from 63% for fiscal year 2011.

Professional and Subcontracted Services

Professional and subcontracted services for fiscal year 2012 were $285.1 million, compared to $246.3 million for fiscal year 2011, an increase of $38.7 million, or 16%. The increase is due to an increase of $32.7 million of external service provider fees to supplement our day-to-day operations including information technology consultants and recruiting fees. We also experienced an increase in $6.0 million of pass-through expenses, which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services were 8% for fiscal year 2012 and 2011.

Occupancy

Occupancy expense for fiscal year 2012 was $141.1 million compared to $144.2 million for fiscal year 2011, a decrease of $3.1 million, or 2%. We experienced decreases in base rent related to consolidating locations and eliminating leases and for amortization of the fair value of acquired lease intangibles and tenant improvement allowances. As a percentage of revenue, occupancy expense was 4% for fiscal years 2012 and 2011.

General and Administrative Expenses

General and administrative expenses for fiscal year 2012 were $285.0 million, compared to $281.6 million for fiscal year 2011, an increase of $3.4 million, or 1%. The increase was principally due to increased non-billable travel costs and general office expenses to support an expanded employee base. As a percentage of revenue, general and administrative expenses decreased to 8% for fiscal year 2012 from 9% for fiscal year 2011.

Depreciation and Amortization

Depreciation and amortization expense for fiscal year 2012 was $152.9 million, compared to $130.6 million for fiscal year 2011, an increase of $22.3 million, or 17%. The increase is primarily due to amortization of intangible assets related to our three new acquisitions, Extend Health in fiscal year 2012 and EMB and Aliquant in fiscal year 2011. In addition, we accelerated amortization for a software application that we acquired in the merger as management determined that its use would be discontinued in the next three to four years. A portion of the increase is also attributable to increased depreciation on the computer hardware that has been placed in service in fiscal years 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses were 4% for fiscal year 2012 and 2011.

Transaction and Integration Expenses

Transaction and integration expense for fiscal year 2012 was $86.1 million, compared to $100.5 million for fiscal year 2011, a decrease of $14.4 million, or 14%. The decrease was principally due to fees paid in fiscal year 2011 to terminate our external information technology service provider relationship and to terminate leases for our office integration, offset by increased expenses associated with information technology integration projects in the current year. As a percentage of revenue, transaction and integration expenses were 3% for fiscal years 2012 and 2011.

Income from Affiliates

Income from affiliates for fiscal year 2012 was $0.3 million compared to income from affiliates of $1.1 million for fiscal year 2011. In the second quarter of fiscal year 2012, we purchased a majority ownership in Fifth Quadrant Actuaries and Consultants Holdings (Pty) Ltd. (“Fifth Quadrant”) and began to consolidate its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Interest Income

Interest income was $3.9 million and $5.5 million for fiscal years 2012 and 2011, respectively.

Interest Expense

Interest expense was $9.2 million for fiscal year 2012, compared to $12.5 million for fiscal year 2011.

Other Non-Operating Income

Other non-operating income for fiscal year 2012 was $11.4 million, compared to $19.3 million for fiscal year 2011. In fiscal year 2012, we recorded a $2.8 million gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. We acquired an additional ownership in Fifth Quadrant and consolidated our former equity investee in our results of operations beginning in the second quarter of fiscal year 2012. Included in fiscal year 2011 is $9.4 million received for a deferred payment on the sale of an investment. In both fiscal years 2012 and 2011, we also recorded deferred payments from divestitures.

Provision for Income Taxes

Provision for income taxes for fiscal year 2012 was $145.8 million, compared to $129.9 million for fiscal year 2011. The effective tax rate was 35.9% for fiscal year 2012 compared to 39.8% for fiscal year 2011. Our effective tax rate decreased for fiscal year 2012 as compared to fiscal year 2011 primarily due to a change in the mix of income between foreign and U.S. operations, and the release of valuation allowance in foreign jurisdictions, offset by the reduction of tax loss carryforwards that cannot be utilized following legal entity restructurings. Beginning in fiscal year 2012, the Company no longer provides deferred taxes on current or future earnings with respect to the acquired Towers Perrin Canadian subsidiary. If future events, including material changes in estimates of cash, working capital and long-term investments requirements, necessitate that foreign earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the fiscal year ended June 30, 2012 was $260.2 million, an increase of $65.8 million, or 34%, compared to $194.4 million for the fiscal year ended June 30, 2011.

Earnings Per Share

Diluted earnings per share for fiscal year 2012 was $3.59, compared to $2.62 for fiscal year 2011.

Results of Operations for the Fiscal Year Ended June 30, 2011

Compared to Fiscal Year Ended June 30, 2010

Revenue for the fiscal year ended June 30, 2011 was $3.3 billion, an increase of $871.6 million, or 37%, compared to $2.4 billion for the fiscal year ended June 30, 2010. The increase was the result of purchase accounting of the Merger, which in fiscal year 2010 provided for the consolidation of a full year of Watson Wyatt’s operating results but only six months of Towers Perrin’s results.

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

Earnings Per Share

Diluted earnings per share for the fiscal year ended June 30, 2011 was $2.62, compared to $2.03 for the fiscal year ended June 30, 2010.

There were no other significant increases or decreases of more than one percent comparing the statements of operations line items as a percent of revenue period over period for the fiscal years ended June 30, 2011 and 2010.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 includes the results of Towers Perrin’s operations beginning January 1, 2010, or six months of the twelve-month period. As a result, the consolidated statement of operations for the fiscal year ended June 30, 2011 as compared to the unaudited supplemental pro forma combined financial information for fiscal year ended June 30, 2010 is prepared and presented to aid in explaining the results of operations of the merged Towers Watson. The pro forma unaudited consolidated statement of operations of Towers Watson for the fiscal year ended June 30, 2010 is prepared as if the Merger occurred on July 1, 2009.

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

The following unaudited pro forma condensed combined statements of operations for the fiscal year ended June 30, 2010 is provided for informational purposes only. It does not purport to represent what Towers Watson’s results of operations would have been had the Merger been completed as of the date indicated and do not purport to be indicative of the results of operations that Towers Watson may achieve in the future.

Unaudited Supplemental Pro Forma Combined Statement of Operations

Year Ended June 30, 2010

	Year Ended June 30, 2010	Six Months Ended December 31, 2009		Year Ended June 30, 2010
	As Reported	Historical		Pro Forma
	Towers Watson	Towers Perrin	PCIC	Adjustments		As Adjusted
	(In thousands, except share and per share data)

Revenue	$2,387,829	$798,131	$12,750	$(9,404	)H	$3,180,916
				(8,390	)K

Costs of providing services:
Salaries and employee benefits	1,540,417	558,855	107	46,832	B	2,146,211
Professional and subcontracted services	163,848	79,421	483			243,752
Occupancy	109,454	35,406	—	1,835	A	146,695
General and administrative expenses	220,937	40,351	16,924	(9,404	)H	268,808
Depreciation and amortization	101,084	19,007	—	11,508	A	131,599
Transaction and integration expenses	87,644	15,734	—	(103,378	)E	—

	2,223,384	748,774	17,514	(52,607)		2,937,065

Income from operations	164,445	49,357	(4,764)	34,813		243,851

(Loss)/income from affiliates	(1,274)	(164)	—	353	J	(1,085)
Interest income	2,950	530	1,517	(266	)C	4,731
Interest expense	(7,508)	(1,536)	—	(2,000	)D	(11,991)
				(947	)G
Other non-operating income	11,304	5,281	—			16,585

Income before income taxes	169,917	53,468	(3,247)	31,953		252,091
Provision for income taxes	50,907	9,779	(1,187)	8,419	F	67,918

Net income before non-controlling interests	119,010	43,689	(2,060)	23,534		184,173
Net loss attributable to non-controlling interests	(1,587)	—	—	(559	)I	(2,146)

Net income/(loss) attributable to controlling interests	$120,597	$43,689	$(2,060)	$24,093		$186,319

Earnings per share:
Net income—Basic	$2.04				M	$3.14

Net income—Diluted	$2.03				M	$3.14

Weighted average shares of common stock, basic (000)	59,257				M	59,257

Weighted average shares of common stock, diluted (000)	59,372				M	59,372

Pro Forma Adjustments

The pro forma adjustments reflected in the unaudited supplemental pro forma condensed combined financial information are as follows:

A)	Reflects estimated amortization of Towers Perrin’s acquired intangible assets on an accelerated amortization basis over their estimated useful lives. Customer-related intangible assets are amortized over a 12-year estimated life and developed technology intangible assets are amortized over a weighted-average four-year estimated life. The trademark and trade names intangible asset has an indefinite life. Also reflects an adjustment to rent expense to approximate fair value of acquired leases.

B)	Reflects non-cash compensation expense in connection with the issuance of Towers Watson restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares which vest over one year, two years and three years. The current estimate of total non-cash compensation expense relating to Towers Watson restricted Class A common stock for the three-year period is $159.9 million. This estimate was determined assuming a 10% annual forfeiture rate based on actual and expected attrition.

C)	Reflects interest income forgone as a result of the cash consideration of $200 million paid to Towers Perrin Class R Participants in conjunction with the redemption of Towers Watson Class R common stock.

D)	Reflects interest accrued on $200 million principal amount of Towers Watson Notes issued to Towers Perrin Class R Participants. Interest on the Towers Watson Notes accrued at a 2.0% fixed rate per annum, compounded annually.

E)	Reflects the elimination of Merger-related transaction costs (including financial advisory, legal and valuation fees). Because transaction costs will not have a continuing impact, they are not reflected in the unaudited pro forma condensed combined statement of operations.

F)	Reflects the provision for taxes as a result of the Merger. A U.S. statutory rate of 40.0% was used for fiscal year 2011, except for adjustments related to PCIC for which a 34% statutory rate was used since PCIC would not be included in the U.S. consolidated tax return. For the fiscal year 2010 the U.S. statutory rate of 39.6% was used. For purposes of determining the estimated income tax expense for the adjustments reflected in the unaudited pro forma condensed combined statement of operations, taxes were determined by applying the applicable statutory tax rate for jurisdictions where each pro forma adjustment is expected to be reported. Although not reflected in these unaudited pro forma condensed combined statements of operations, the effective tax rate of the combined company could be significantly different depending on post-acquisition activities, including repatriation decisions, the geographic mix of income, and post-Merger restructuring activities.

G)	Reflects one year of amortization of $5.7 million of bank fees associated with the Towers Watson credit facility, which will be amortized over a three-year period.

H)	Reflects the elimination of premium revenue and unearned revenues from Watson Wyatt and Towers Perrin as recorded by PCIC, as well as related expense recorded by Watson Wyatt and Towers Perrin.

I)	Reflects the 27.14% non-controlling interest in PCIC of the remaining minority shareholder.

J)	Reflects the elimination of Watson Wyatt’s and Towers Perrin’s earnings from PCIC as recorded under the equity method.

K)	Reflects the reduction to Towers Perrin’s software revenue attributable to performance obligations completed prior to the Merger. This reduction is required to reflect the acquired deferred software revenue at fair value as of the date of the Merger.

L)	Reflects the elimination of merger-related deferred payment on the sale of an investment. Because this deferred payment will not have a continuing impact, it is not reflected in the unaudited pro forma condensed consolidated statement of operations.

M)	Earnings per share calculations for the fiscal years ended June 30, 2011, 2010 and 2009 are based on Towers Watson’s fully diluted shares outstanding as of June 30, 2011, 2010 and 2009, respectively.

Statement of Operations for the Fiscal Year Ended June 30, 2011

Compared to Pro Forma Financial Information for the Fiscal Year Ended June 30, 2010

Revenue

Towers Watson revenue for the fiscal year ended June 30, 2011 was $3.3 billion, an increase of $78.5 million, or 2%, from pro forma revenue of $3.2 billion for the fiscal year ended June 30, 2010. Our revenue growth reflected increased revenue from both new and existing clients. In addition, revenue from two acquisitions, Aliquant and EMB, contributed to the increase in revenue in the second half of fiscal year 2011.

We use constant currency to evaluate our results of operations because we are a global company subject to foreign currency translation fluctuations in our year-over-year comparisons. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.5878 for fiscal 2011 from 1.4749 for fiscal year 2010, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3637 for fiscal year 2011 from 1.2211 for fiscal 2010.

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

Income / (Loss) From Affiliates

Income from affiliates for the fiscal year ended June 30, 2011 was $1.1 million compared to loss from affiliates of $1.1 million for the fiscal year ended June 30, 2010, an increase of $2.2 million, or 200%. During fiscal year 2011, we increased our effective ownership interest in Fifth Quadrant from 20% to 40%. As a result, 40% of Fifth Quadrant’s operating results are included in our income from affiliates. Loss from affiliates for fiscal year 2010 includes our share of our affiliates’ losses as well as an asset write-down of an equity affiliate.

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

Explanatory Note Regarding Pro Forma Financial Information

The unaudited pro forma combined statements of operations and pro forma analysis above have been provided to present illustrative combined unaudited statements of operations for the fiscal year ended June 30, 2010, giving effect to the business combination as if it had been completed on July 1, 2009. This presentation was for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.

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

Our cash and cash equivalents at June 30, 2012 totaled $478.2 million, compared to $528.9 million at June 30, 2011. The decrease in cash from June 30, 2011 to June 30, 2012 was principally attributable to the cash payment of $435.9 million for the acquisition of Extend Health, Inc. and the maturity and repayment of the $100.8 million principal and compounded interest for the subordinated notes issued in June 2010 in connection with our tender offer. Both of these payments were offset by borrowings under the Senior Credit Facility and a new $250.0 million term loan facility (the “Term Loan”).

Our cash and cash equivalents balance includes $69.8 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $408.4 million of cash that is available for our general use.

Our restricted cash at June 30, 2012 totaled $171.4 million, compared to $153.2 million at June 30, 2011, of which $166.9 million is available for payment of reinsurance premiums on behalf of reinsurance clients and an additional $4.5 million is held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2012, $385.9 million of Towers Watson’s total cash and cash equivalents balance of $478.2 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

As of June 30, 2012, we have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries, because such earnings are considered indefinitely reinvested outside the United States. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2012, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From/(Used in) Operating Activities.

Cash flows from operating activities were $316.1 million for fiscal year 2012 compared to cash flows from operating activities of $541.2 million for fiscal year 2011. This decrease of $225.1 million is primarily attributable additional net income from operations of $63.8 million offset by the following:

•

Our billed and unbilled accounts receivable balances increased $105.4 million from June 30, 2011 to June 30, 2012, partially as a result of revenue growth, and partially due to an increased focus on ERP deployment activities in North America and parts of Europe. At this time, approximately 81% of our revenue is operating on the new Oracle system. We expect that we may experience elevated levels of accounts receivable for the next few quarters while we continue deployments around the world.

•

Our bonus payments for fiscal 2012 and 2011 are relatively consistent while half of the bonus payments for fiscal 2010 were made prior to the fiscal year end due to the Merger between Watson Wyatt and Towers Perrin.

•	A $75.0 million decrease in our professional liability claims reserves primarily as a result of known and improved claims experience.

The allowance for doubtful accounts increased $8.3 million from June 30, 2011 to June 30, 2012. The number of days of accounts receivable increased to 87 at June 30, 2012 compared to 78 at June 30, 2011.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for fiscal year 2012 were $542.3 million, compared to $200.9 million of cash flows from investing activities for fiscal year 2011. The increase in cash used is due to $435.9 million of cash paid for the acquisitions of Extend Health, Inc. in fiscal 2012 less $7.0 million cash acquired in the acquisitions plus an additional $59.3 million spent on the purchase of fixed assets in fiscal 2012.

Cash Flows From/(Used in) Financing Activities.

Cash flows from financing activities for fiscal year 2012 were $188.8 million, compared to cash flows used in financing activities of $272.7 million for fiscal year 2011. The increase was due to a net increase in total borrowings of $357.2 million in fiscal 2012 as compared to fiscal 2011. This was partially offset by an additional $78.3 million of cash repurchases of common stock during fiscal 2012.

During fiscal 2012, the average outstanding balance on our Senior Credit Facility was $67.8 million, and the largest outstanding balance was $455.0 million.

Capital Commitments

Expenditures of capital were $123.7 million for fiscal year 2012. Additionally, during fiscal 2012, we spent $34.9 million for internally-developed capitalized software for external use by our clients.

Dividends

During the fiscal year ended June 30, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.10 per share. Total dividends paid in fiscal year June 30, 2012 and 2011 were $26.4 million and $21.6 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2012
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility	$208,000	$—	$—	$208,000	$—
Term loan	250,000	—	50,000	200,000	—
Lease commitments	611,039	106,079	188,115	131,981	184,864

	$1,069,039	$106,079	$238,115	$539,981	$184,864

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

Pension Contribution. Contributions to our various pension plans for fiscal year 2013 are projected to be $116.5 million.

Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $39.3 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

Contingent Consideration from Acquisitions. The table above does not include liabilities for contingent consideration for our EMB acquisitions in fiscal year 2011. As of June 30, 2012, we still expect to pay out £2.4 million per year for fiscal year 2013 through fiscal year 2016 related to these contingent consideration provisions in our agreements and subject to performance requirements on behalf of the sellers.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2012, the weighted-average interest rate on the Senior Credit Facility and the previous facility was 1.97%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2012, we were in compliance with our covenants.

As of June 30, 2012, Towers Watson had borrowings of $208.0 million outstanding under the Senior Credit Facility.

Previous Senior Credit Facility

Prior to entering into the Senior Credit Facility on November 7, 2011, Towers Watson and certain subsidiaries had entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Old Senior Credit Facility”). Borrowings under the Old Senior Credit Facility bore interest at a spread to either LIBOR or the Prime Rate. We were charged a quarterly commitment fee, 0.5% of the Old Senior Credit Facility, which varied with our financial leverage and was paid on the unused portion of the Old Senior Credit Facility. Obligations under the Old Senior Credit Facility were guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC) and were secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

Letters of Credit under the Senior Credit Facility

As of June 30, 2012, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.2 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility

Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.2 million). As of June 30, 2012, a total of BRL $5.9 million (U.S. $2.9 million) was outstanding under this facility.

Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.1 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $6.8 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during June 2012 was 1.51%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September of 2013, with a final maturity of June 1, 2017. The company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC).

The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health, Inc. (see Note 2).

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal and compounded interest amount of $100.8 million as of March 15, 2012. The Towers Watson Notes were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” On March 15, 2012, Towers Watson repaid the aggregate principal and compounded interest amount of the Towers Watson Notes which was funded in part by borrowings under our Senior Credit Facility.

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

Since the Merger in January 2010, we have incurred significant acquisition-related expenses related to our merger and integration activities necessary to combine Watson Wyatt and Towers Perrin. These acquisition-related expenses include transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Included in our acquisition-related transaction and integration costs are integration consultant fees and legal, accounting, marketing and information technology integration expenses. We expect that during the first three years following the merger, these activities and the related expenses will be incurred and be significant, although amortization will continue over the estimated useful lives of the related intangibles. Acquisition-related gains include a gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. We consider Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important financial measures, which we use to internally evaluate and assess our core operations, and benchmark our operating results against our competitors. We use Adjusted EBITDA to evaluate and measure our performance-based compensation plans. Adjusted EBITDA and Adjusted Diluted Earnings Per Share are important in illustrating what our operating results would have been had we not incurred these acquisition-related expenses.

We define Adjusted EBITDA as net income before non-controlling interests adjusted for provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, change in accounting method for pension, Extend Health stock-based compensation and other non-operating income. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income before non-controlling interests, Adjusted Net Income Attributable to Controlling Interests to net income attributable to controlling interests and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below.

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$260,476	$196,725	$119,010
Provision for income taxes	145,756	129,916	50,907
Interest, net	5,296	6,952	4,558
Depreciation and amortization	152,891	130,575	101,084
Transaction and integration expenses	86,130	100,535	87,644
Stock-based compensation (a)	31,152	71,715	48,006
Change in accounting method for pension (b)	2,963	—	—
Extend Health stock-based compensation (c)	931
Other non-operating income (d)	(11,612)	(20,430)	(10,030)

Adjusted EBITDA	$673,983	$615,988	$401,179

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger.
(b)	The Company had a net impact of $3.0 million during the fiscal year as a result of the cumulative effect of the change in accounting method of $6.2 million offset by a reduction in net periodic cost of $3.2 million.
(c)	Extend Health stock-based compensation is included in salary and employee benefits expense and relates to stock options held by our current associates which were assumed by the Company in connection with the acquisition.
(d)	Other non-operating income includes income from affiliates and other non-operating income.

Year Ended June 30, 2012
(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$260,213
Adjusted for certain Merger-related items (e):
Amortization of intangible assets	42,393
Transaction and integration expenses including severance (f)	54,110
Stock-based compensation (g)	20,577
Change in accounting method for pension	1,859
Gain on investment in Fifth Quadrant	(1,779)
Gain on investment in Extend Health	(727)
Release of acquisition related liability	(601)
Other merger-related tax items	(698)
Extend Health stock-based compensation	615

Adjusted net income attributable to controlling interests	$375,962

Weighted average shares of common stock—diluted (000)	72,542

Earnings per share—diluted, as reported	$3.59
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.59
Transaction and integration expenses including severance	0.74
Stock-based compensation	0.28
Change in accounting method for pension	0.03
Gain on investment in Fifth Quadrant	(0.03)
Gain on investment in Extend Health	(0.01)
Release of acquisition related liability	(0.01)
Other merger-related tax items	(0.01)
Extend Health stock-based compensation	0.01

Adjusted earnings per share—diluted	$5.18

(e)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, the effective tax rate for; amortization of intangible assets was 35.4%, transaction and integration expenses including severance was 37.2%, stock-based compensation and Extend Health stock-based compensation was 34.0%, gain on Fifth Quadrant was 28.0%, change in accounting method for pension was 37.3%, gain on investment in Extend Health was 39.9%, and release of acquisition related liability was 39.9%. Included in other tax items is a $0.7 million benefit resulting from tax restructurings in Canada, Brazil, Mexico, Belgium, Sweden, Ireland and France, which are included in the consolidated statement of operations under provision for income taxes.
(f)	Included in transaction and integration expenses including severance is approximately $4.6 million of expenses related to the recent acquisition of Extend Health which was completed in the fourth quarter of fiscal year 2012.
(g)	Stock-based compensation relates to shares of Restricted Class A common stock held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

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

Effective July 1, 2010 through July 1, 2011, Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company, provided us with $50 million of professional liability insurance coverage per claim and in the aggregate, including the cost of defending such claims, above the $1 million self-insured retention. SMIC secured $25 million of reinsurance coverage from unaffiliated reinsurance companies in excess of the $25 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because we have a self-insured retention for each claim and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson or the subsidiary SMIC. As stated above, commencing July 1, 2010, Towers Watson obtained primary insurance for errors and omissions professional liability risks from SMIC on a claims-made basis. SMIC has issued a policy of insurance substantially similar to the policies historically issued by PCIC.

For the policy period beginning July 1, 2011 and ending July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy period beginning July 1, 2012, and ending July 1, 2013. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above these retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2012, we had a $202.2 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $208.5 million as of June 30, 2011 as the result of known and improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

Recent Accounting Pronouncements

Adopted

On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed during the fourth quarter in our current fiscal year. During that impairment test, if any of our reporting units have a zero or negative carrying value, we will assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we will perform step 2 of the goodwill impairment test and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. At this time, there is no impact on our financial statements as a result of adopting this provision.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350):Testing Goodwill for Impairment, which gave entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing is not needed. The ASU was effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted and the Company implemented this guidance in our fiscal 2012 impairment test performed during the fourth quarter. The adoption did not have any impact to our financial statements as a result of adopting this provision.

Not yet adopted

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. At this time, there is no impact expected to our financial statements as a result of the change in presentation and the Company will adopt the new presentation in our fiscal year 2013 filings.

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

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The ASU did not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company plans to adopt this ASU as part of its fiscal 2013 annual impairment test. The Company does not expect to have any impact to our financial statements as a result of adopting this provision.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk, foreign currency exchange and translation risk.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates globally with respect to the return on our cash and short-term investments, and in the United States with respect to our cost of borrowing under our term loan and revolving credit facility.

Because of our desire for flexibility with respect to our investment balances, and our primary objective of preservation of principal, we primarily invest our portfolios in short-term securities that are recorded on the balance sheet at fair value.

We monitor our cost of borrowing under our various facilities, taking into account the seasonal nature of our funding requirements, and our expectation for short-term rates in the future.

We have material pension obligations that are impacted by interest rates. In recent years, the declining interest rate environment has resulted in lower discount rates, one of the main assumptions used in valuing a pension plan. As discount rates are determined by corporate bond yields, significant changes in the bond market can adversely affect our discount rate, which in turn increases our pension liabilities.

Foreign Currency Risk

For the fiscal year ended June 30, 2012, 52% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2012, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $8.1 million, or 3%, for the fiscal year ended June 30, 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Certain of Towers Watson’s foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenue in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future. See Note 7, “Derivative Financial Instruments” in the notes to the consolidated financial statements contained in this Form 10-K for a further discussion of our foreign currency forwards and their fair market value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. As of June 30, 2012, legal entities representing approximately 81% of our revenues had been deployed on our new system. The deployment of the system to remaining legal entities is expected to be completed in multiple phases through our fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the deployment. During each phase of the deployment, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, our management has updated and continues to update the system of internal control over the impacted areas.

In addition, during the year ended June 30, 2012, the Company began moving towards a finance shared service center model, pursuant to which accounts payable, project set-up and billing-related activities will be centralized in three centers, rather than in individual offices or countries, as was the case previously. The majority of our associates began to operate under the new shared service center model during the first quarter of fiscal year 2012. This migration and shared service center model did not materially affect our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Towers Watson & Co.

New York, New York

We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated August 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of determining the market-related value of certain plan assets that is used to calculate a component of net periodic benefit cost.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 29, 2012

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Leslie S. Heisz

Former Managing Director, Lazard Freres & Co.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of our fiscal year, and that information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

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

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2012

Consolidated Balance Sheets at June 30, 2012 and 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2012

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2012

Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2012

Valuation and Qualifying Accounts and Reserves (Schedule II)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 113.

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)

Date: August 29, 2012	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	August 29, 2012
John J. Haley

/s/ Roger F. Millay	Chief Financial Officer	August 29, 2012
Roger F. Millay

/s/ Peter L. Childs	Principal Accounting Officer	August 29, 2012
Peter L. Childs

/s/ John J. Gabarro	Director	August 29, 2012
John J. Gabarro

/s/ Victor F. Ganzi	Director	August 29, 2012
Victor F. Ganzi

/s/ Leslie S. Heisz	Director	August 29, 2012
Leslie S. Heisz

/s/ Brendan R. O’Neill	Director	August 29, 2012
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	August 29, 2012
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 29, 2012
Gilbert T. Ray

/s/ Paul D. Thomas	Director	August 29, 2012
Paul D. Thomas

/s/ Wilhelm Zeller	Director	August 29, 2012
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Towers Watson & Co.

New York, New York

We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2012, the Company has elected to change its method of determining the market-related value of certain plan assets that is used to calculate a component of net periodic benefit cost.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 29, 2012

TOWERS WATSON & CO.

Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2012	2011	2010

Revenue	$3,417,736	$3,259,451	$2,387,829

Costs of providing services:
Salaries and employee benefits	2,067,689	2,043,063	1,540,417
Professional and subcontracted services	285,063	246,348	163,848
Occupancy	141,053	144,191	109,454
General and administrative expenses	284,994	281,576	220,937
Depreciation and amortization	152,891	130,575	101,084
Transaction and integration expenses	86,130	100,535	87,644

	3,017,820	2,946,288	2,223,384

Income from operations	399,916	313,163	164,445

Income/(loss) from affiliates	262	1,081	(1,274)
Interest income	3,860	5,523	2,950
Interest expense	(9,156)	(12,475)	(7,508)
Other non-operating income	11,350	19,349	11,304

Income before income taxes	406,232	326,641	169,917

Provision for income taxes	145,756	129,916	50,907

Net income before non-controlling interests	260,476	196,725	119,010
Net income/(loss) attributable to non-controlling interests	263	2,288	(1,587)

Net income attributable to controlling interests	$260,213	$194,437	$120,597

Earnings per share:
Net income attributable to controlling interests—basic	$3.60	$2.62	$2.04

Net income attributable to controlling interests—diluted	$3.59	$2.62	$2.03

Weighted average shares of common stock, basic (000)	72,221	74,075	59,257

Weighted average shares of common stock, diluted (000)	72,542	74,139	59,372

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share data)

	June 30,
	2012	2011
Assets
Cash and cash equivalents	$478,179	$528,923
Restricted cash	171,406	153,154
Short-term investments	40,436	43,682
Receivables from clients:
Billed, net of allowances of $20,871 and $12,636	564,111	502,910
Unbilled, at estimated net realizable value	320,240	276,020

	884,351	778,930
Other current assets	185,025	145,862

Total current assets	1,759,397	1,650,551
Fixed assets, net	315,000	252,343
Deferred income taxes	157,491	188,569
Goodwill	2,252,555	1,943,574
Intangible assets, net	768,848	694,922
Other assets	103,687	368,991

Total Assets	$5,356,978	$5,098,950

Liabilities
Accounts payable, accrued liabilities and deferred income	$333,443	$285,793
Employee-related liabilities	558,222	573,214
Fiduciary liabilities	171,406	147,902
Notes payable	—	99,341
Other current liabilities	39,911	71,944

Total current liabilities	1,102,982	1,178,194
Revolving credit facility	208,000	—
Term loan	250,000	—
Accrued retirement benefits and other employee-related liabilities	880,877	811,779
Professional liability claims reserve	266,619	312,258
Other noncurrent liabilities	191,183	194,049

Total Liabilities	2,899,661	2,496,280

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock—$0.01 par value: 300,000,000 shares authorized; 63,521,654 and 57,897,889 issued and 60,666,475 and 56,949,548 outstanding	635	579
Class B Common Stock—$.01 par value: 93,500,000 shares authorized; 11,035,878 and 16,651,890 issued and 11,035,878 and 16,651,890 outstanding	110	167
Additional paid-in capital	1,833,799	1,773,285
Treasury stock, at cost—2,855,180 and 948,341 shares	(168,901)	(52,360)
Retained earnings	1,117,622	883,161
Accumulated other comprehensive loss	(350,745)	(13,305)

Total Stockholders’ Equity	2,432,520	2,591,527

Non-controlling interest	24,797	11,143

Total Equity	2,457,317	2,602,670

Total Liabilities and Total Equity	$5,356,978	$5,098,950

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	Year Ended June 30,
	2012	2011	2010
Cash flows from/(used in) operating activities:
Net income before non-controlling interests	$260,476	$196,725	$119,010
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	21,722	13,004	11,759
Depreciation	87,273	78,461	69,684
Amortization of intangible assets	65,619	52,114	31,400
Provision/(benefit) for deferred income taxes	107,560	14,448	(5,134)
Equity from affiliates	212	(622)	869
Stock-based compensation	53,785	79,922	52,953
Other, net	7,595	(10,209)	(9,975)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(149,186)	(98,468)	(41,339)
Restricted cash	(19,925)	22,167	(49,756)
Other current assets	(1,862)	18,728	(2,205)
Other noncurrent assets	(10,318)	(39,343)	50,854
Accounts payable, accrued liabilities and deferred income	55,255	49,495	(99,228)
Employee-related liabilities	5,020	187,881	(169,287)
Fiduciary liabilities	25,566	(20,431)	49,756
Accrued retirement benefits and other employee-related liabilities	(76,752)	(55,859)	(71,292)
Professional liability claims reserves	(75,019)	(28,746)	16,171
Other current liabilities	(588)	10,305	(6,013)
Other noncurrent liabilities	(2,047)	20,944	(24,050)
Income tax related accounts	(38,328)	50,721	(8,801)

Cash flows from/(used in) operating activities	316,058	541,237	(84,624)

Cash flows (used in)/from investing activities:
Cash paid for business acquisitions	(438,932)	(141,885)	(200,025)
Cash acquired from business acquisitions	7,044	10,349	603,208
Purchases of fixed assets	(123,696)	(76,859)	(25,752)
Capitalized software costs	(34,926)	(22,487)	(19,632)
Purchases of held-to-maturity securities	—	(14,295)	—
Redemptions of held-to-maturity securities	—	14,295	—
Purchases of available-for-sale securities	(24,825)	(54,696)	(17,789)
Redemption of available-for-sale securities	68,503	72,703	16,191
Investment in affiliates	—	(5,805)	—
Proceeds from sale of investments	—	—	10,749
Proceeds from divestitures	4,497	17,772	4,486

Cash flows (used in)/from investing activities	(542,335)	(200,908)	371,436

Cash flows from/(used in) financing activities:
Borrowings under credit facility	755,300	75,000	126,333
Repayments under credit facility	(547,300)	(75,000)	(125,650)
Borrowings under term loan	250,000	—	—
Loan origination fees	(4,803)	—	(5,679)
Repayments of notes payable	(100,771)	(200,000)	—
Earn-out payments	(3,683)	—	—
Dividends paid	(26,448)	(21,599)	(15,249)
Repurchases of common stock	(108,896)	(30,646)	(34,922)
Payroll tax payments on vested shares	(33,183)	(26,596)	—
Issuances of common stock and excess tax benefit	8,573	6,158	6,068

Cash flows from/(used in) financing activities	188,789	(272,683)	(49,099)

Effect of exchange rates on cash	(13,256)	25,350	(11,618)

(Decrease)/increase in cash and cash equivalents	(50,744)	92,996	226,095
Cash and cash equivalents at beginning of period	528,923	435,927	209,832

Cash and cash equivalents at end of period	$478,179	$528,923	$435,927

Supplemental disclosures:
Cash paid for interest	$4,837	$4,268	$2,595

Cash paid for income taxes, net of refunds	$55,873	$64,117	$58,624

Common stock withheld for taxes associated with vesting of Restricted A Shares	$33,183	$26,596	$—

Common stock issued upon the vesting of our SEP plan restricted stock units	$22,099	$—	$—

Issuance of stock in conjunction with the acquisitions of EMB and the Merger	$—	$11,250	$1,357,379

Contingent payments accrued in conjunction with the acquisitions of EMB and Aliquant	$—	$20,026	$—

Notes payable issued in connection with the Merger	$—	$—	$200,000

Notes payable issued in connection with the tender offer	$—	$—	$98,469

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Consolidated Statement of Changes in Equity

(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2009	42,657	$438	—	$—	$452,938	$(63,299)	$608,634	$(145,073)	$—	$853,638
Comprehensive Income
Net income	—	—	—	—	—	—	62,468	—	—	62,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(50,218)	—	(50,218)

Total comprehensive income										12,250
Class A Common Stock:
Watson Wyatt Cash dividends declared	—	—	—	—	—	—	(6,364)	—	—	(6,364)
Repurchases of common stock	(792)	—	—	—	—	(34,922)	—	—	—	(34,922)
Issuances of common stock and excess tax benefit	337	—	—	—	(2,090)	17,640	—	—	—	15,550
Stock-based compensation	—	—	—	—	69	—	—	—	—	69
Retirement of treasury stock	—	(16)	—	—	(80,565)	80,581	—	—	—	—

Balance as of December 31, 2009	42,202	$422	—	$—	$370,352	$—	$664,738	$(195,291)	$—	$840,221
Merger of Towers Perrin and Watson Wyatt
Comprehensive Income:
Net income	—	—	—	—	—	—	58,129	—	9,065	67,194
Defined pension and post-retirement benefit costs, net of tax	—	—	—	—	—	—	—	(163,105)	—	(163,105)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(1,986)	—	(1,986)
Available for sale securities, net of tax	—	—	—	—	—	—	—	98	—	98
Foreign currency translation adjustment, net of tax	—							(76,045)		(76,045)

Total comprehensive loss										(173,844)
Class A Common Stock:
Towers Watson stock issued for consideration of Merger:
Issuance of Class A restricted shares	4,249	43	—	—	43,686	—	—	—	—	43,729
Issuance of Class B1-B4 shares	—	—	29,483	294	1,313,356	—	—	—	—	1,313,650
Cash dividends declared	—	—	—	—	—	—	(11,297)	—	—	(11,297)
Issuances of common stock and excess tax benefit	536	7	—	—	(2,210)	—	—	—	—	(2,203)
Stock-based compensation	—	—	—	—	52,884	—	—	—	—	52,884
Repurchases of Class B-1 shares from tender offer	—	—	(2,267)	(24)	(98,444)	—	—	—	—	(98,468)
Acceleration of Class B shares to Class A shares	173	—	(173)	—	—	—	—	—	—	—

Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$—	$711,570	$(436,329)	$9,065	$1,964,672

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Comprehensive Income
Net income	—	—	—	—	—	—	194,437	—	2,288	196,725
Defined pension and post-retirement benefit costs, net of tax	—	—	—	—	—	—	—	263,903	—	263,903
Foreign currency translation adjustment, net of tax	—	—	—	—	192	—	—	154,995	—	155,187
Available for sale securities, net of tax	—	—	—	—	—	—	—	968	(210)	758
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	3,158	—	3,158

Total comprehensive income										619,731
Repurchases of common stock	—	—	—	—	—	(30,646)	—	—	—	(30,646)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(26,596)	—	—	—	(26,596)
Exercises of stock options and purchases under our ESPP	—	—	—	—	—	4,882	—	—	—	4,882
Vesting of restricted stock units	(19)	—	—	—	—	—	—	—	—	—
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(22,846)	—	—	(22,846)
Issuances of common stock and excess tax benefits	111	1	—	—	1,097	—	—	—	—	1,098
Stock-based compensation	—	—	—	—	79,922	—	—	—	—	79,922
Conversion of Class B-1 shares to Class A shares	5,642	56	(5,642)	(56)	—	—	—	—	—	—
Issuance of Class B-3 and B-4 shares for acquisition	—	—	228	2	11,248	—	—	—	—	11,250
Acceleration of Class B shares to Class A shares	83	1	(84)	—	—	—	—	—	—	1
Adjustment to repurchases of Class B-1 shares from tender offer	—	—	28	—	1,202	—	—	—	—	1,202
Secondary offering conversion of Class B1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—	—	—

Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Comprehensive Income
Net income	—	—	—	—	—	—	260,213	—	263	260,476
Defined pension and post-retirement benefit costs, net of tax	—	—	—	—	—	—	—	(263,319)	—	(263,319)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(72,592)	(417)	(73,009)
Available for sale securities, net of tax	—	—	—	—	—	—	—	(611)	(177)	(788)
Hedge effectiveness, net of tax	—	—	—	—	—	—	—	(918)	—	(918)

Total comprehensive loss										(77,558)
Acquisition of Fifth Quadrant	—	—	—	—	—	—	—	—	13,985	13,985
Stock options assumed in Extend Health acquisition	—	—	—	—	11,160	—	—	—	—	11,160
Repurchases of common stock	—	—	—	—	—	(108,895)	—	—	—	(108,895)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(33,183)	—	—	—	(33,183)
Exercises of stock options and purchases under our ESPP	—	—	—	—	806	4,749	—	—	—	5,555
Vesting of restricted stock units	9	—	—	—	(8,492)	20,788	—	—	—	12,296
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(25,752)	—	—	(25,752)
Issuances of common stock and excess tax benefits	—	—	—	—	3,255	—	—	—	—	3,255
Stock-based compensation	—	—	—	—	53,785	—	—	—	—	53,785
Conversion of Class B-2 shares to Class A shares	5,615	56	(5,616)	(57)	—	—	—	—	—	(1)

Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands except per share data)

Note 1 — Summary of Significant Accounting Policies

Nature of the Business — Towers Watson & Co. (referred herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of employee benefits, talent management, rewards, risk and capital management and healthcare exchanges. Our fiscal year ends on June 30th.

Merger — Towers Watson was formed on January 1, 2010, from the merger of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years. Towers Watson’s consolidated financial statements as of and for the fiscal year ended June 30, 2012 and 2011, include the results of Towers Perrin’s operations. The consolidated financial statements of Towers Watson as of and for the fiscal year ended June 30, 2010, include the results of Towers Perrin’s operations beginning January 1, 2010.

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

Restricted Cash — Our restricted cash balance as of June 30, 2012 and 2011 includes $166.9 million and $147.9 million, respectively, of cash received from our clients and reinsurers in connection with our reinsurance brokerage business. This cash is under our control such that we direct the investment of this cash and retain the interest income but is restricted to current operation of this business, consisting of the payment of reinsurance premiums, refund of overpayments and reinsurer payments on claims. According to regulations governing our reinsurance business, we are unable to use the cash in a way that deviates from these activities. In addition, as of June 30, 2012 and 2011 we have $4.5 and $5.3 million, respectively, of restricted cash, which is predominantly from our recently acquired Aliquant business which is restricted for the payment of our client’s health and welfare premiums. The change in restricted cash from period to period is included in the cash flows from operating activities on our statement of cash flows. The change in the cash held from June 30, 2011 to June 30, 2012 was primarily due to the timing of significant cash receipts related to our reinsurance brokerage business at month end as compared to the prior year. This factor, combined with the timing of month end occurring over a weekend, did not allow the business sufficient time to remit the cash to our clients or reinsurers.

Short-term investments — Our investments are classified at the time of purchase as either available-for-sale or held-to-maturity, and reassessed as of each balance sheet date. Our short-term investments consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income net of tax, until realized. When realized, we recognize gains and losses on the sales of the securities on a specific identification method and include the realized gains or losses in other non-operating income in the consolidated statements of operations. We include interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other non-operating income in the consolidated statements of operations. We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information. Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities or maturity date, if applicable.

Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables include reinsurance intermediary amounts due to us and reinsurance advances. Reinsurance advances represent instances where we advance premiums, refunds or claims to reinsurance underwriters or parties to reinsurance contracts prior to collection. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $20.9 million and $12.6 million as of June 30, 2012 and 2011, respectively. Allowance for unbilled receivables was $19.9 million and $16.7 million as of June 30, 2012 and 2011, respectively.

Our billed and unbilled accounts receivable balances increased $105.4 million from June 30, 2011 to June 30, 2012, partially as a result of revenue growth, and partially due to an increased focus on ERP deployment activities in North America and parts of Europe. At this time, approximately 81% of our revenue is operating on the new Oracle ERP system. We expect that we may experience elevated levels of accounts receivable for the next few quarters while we continue deployments around the world. The allowance for doubtful accounts increased $8.3 million from June 30, 2011 to June 30, 2012. The number of days of sales outstanding increased to 87 at June 30, 2012 compared to 78 at June 30, 2011.

Revenue Recognition — We recognize revenue when it is earned and realized or realizable which is when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered or products delivered or available for use, and collectability is reasonably assured.

The majority of our revenue consists of fees earned from providing consulting services. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual associates’ billing rates are principally based on a multiple of salary and compensation costs.

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

We deliver software under arrangements with clients where the maintenance associated with the initial software fees is a fixed percentage, and we are able to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered, and recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term., which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.

We collect, analyze and compile data in the form of surveys for our clients who have the option of participating in the survey. The surveys are published online via a web tool which provides simplistic functionality. We have determined that the web tool is inconsequential to the overall arrangement. We record the survey revenue when the results are delivered online and made available to our clients that have a contractual right to the data. If the data is updated more frequently than annually, we recognize the survey revenue ratably over the contractually stated period.

In our capacity as a reinsurance broker, we collect premiums from our reinsurance clients and, after deducting our brokerage commissions, we remit the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services is earned on a commission basis. Commissions are calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognize brokerage services revenue on the later of the contract’s inception or billing date as fees become known or as our services are provided for premium processing. In addition, we hold cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We are permitted to invest these funds in high quality liquid instruments.

As an insurance exchange, we generate revenue from commission paid to us by insurance carriers for health insurance policies issued through our enrollment services. Under our contracts with insurance carriers, once an application has been accepted by an insurance carrier and a policy has been issued, we will receive commission payments from the policy effective date until the end of the annual policy period as long as the policy is not cancelled by the insured or the carrier. We defer upfront fees and recognize revenue ratably from the policy effective date over the policy period, generally one year. The commission fee per policy placed with a carrier could vary by whether the insured was previously a Medicare participant and whether the policy is in its first or subsequent year. Due to the uncertainty of the commission fee per policy, we don’t recognize revenue until the policy is accepted by the carrier, the policy is effective and a communication is received from the carrier of the fee per insured. As the commission fee is cancellable on a pro rata basis related to the underlying insurance policy which we are not party to, we recognize the commission fee ratably over the policy period. Our carrier contracts entitle us to receive commission fees per policy for the life of the policy unless limited by legislation or cancelled by the carrier or insured. We estimate that these commission fees generally continue for five or more years once placed. As a result, the majority of the revenue is recurring in nature and grows in direct proportion to the number of new policies added each year.

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

Foreign Currency Translation — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Foreign currency transactions resulted in (losses)/gains of $(1.1) million, $0.2 million and $1.3 million in fiscal years 2012, 2011 and 2010, respectively. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

Fair Value of Financial Instruments — The carrying amount of our cash and cash equivalents, receivables from clients, notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments. The investments are available-for-sale securities held at estimated fair value with maturities of less than two years. The term loan and revolving credit facility include variable interest rates that approximate market rates and as such, we consider its carrying amount to approximate fair value. Refer to Note 11 for the significant terms of these agreements.

Fair Value Measurement — Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Financial assets and liabilities whose values are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

Derivatives — All derivative instruments are recognized in the accompanying consolidated balance sheets at fair value. Derivative instruments with a positive fair value are reported in other current assets and derivative instruments with a negative fair value are reported in other current liabilities in the accompanying consolidated balance sheet. Changes in the fair value of derivative instruments are recognized immediately in general and administrative expenses, unless the derivative is designated as a hedge and qualifies for hedge accounting.

There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the derivative does not qualify for hedge accounting, we consider the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in general and administrative expenses. At June 30, 2012, we had entered into foreign currency cash flow hedges and economic hedges.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a foreign currency hedge by documenting the relationship between the derivative and the hedged item. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. We assess the ongoing effectiveness of our hedges and measure and record hedge ineffectiveness, if any, at the end of each quarter.

For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in other comprehensive income, as a component of shareholders’ equity, and subsequently reclassified to general and administrative expenses. The ineffective portion of a cash flow hedge is recognized immediately in general and administrative expenses.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist principally of certain cash and cash equivalents, fixed income securities, and receivables from clients. We invest our excess cash in financial instruments that are primarily rated in the highest short-term rating category by major rating agencies. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.

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

Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2012, we had a $202.2 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $208.5 million as of June 30, 2011 as the result of known and improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

Retirement Benefits — On January 1, 2012, the legacy Watson Wyatt U.S. pension plan merged into the legacy Towers Perrin U.S. pension plan and it was renamed the Towers Watson pension plan. Prior to the plan merger, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets, a component of net periodic benefit cost. However as a result of the merger of the two plans, the company was required to adopt a single method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plans in North America used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments. The legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. The company elected to adopt the fair value method in determining the market-related value of plan assets of the merged plans and the legacy Towers Perrin pension plan in Canada. The company considers the fair value method for determining market-related value of plan assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the company calculated the cumulative difference of using a calculated value to determine market-related value of plan assets versus the fair value method for the legacy Towers Perrin plans over the period of time from the date of the merger between Towers Perrin and Watson Wyatt through January 1, 2012 to determine the cumulative impact of this accounting change. The cumulative effect of the change, as of January 1, 2012, resulted in an increase to salary and employee benefit expense of $9.5 million, a reduction in income tax expense of $3.7 million and a reduction to net income of $5.8 million for the fiscal year ended June 30, 2012 and an increase to accumulated other comprehensive income of $5.8 million. The cumulative effect of the change in accounting method decreased diluted earnings per share by $0.08 for the fiscal year ended June 30, 2012. Related to the change in accounting method, the $9.5 million expense is offset by a benefit of $6.6 million for the six months ended June 30, 2012.

Stock-based Compensation — During fiscal years 2012, 2011 and 2010, we recognized compensation expense of $54.5 million, $78.0 million and $57.9 million, respectively, in connection with our stock-based compensation plans. The total income tax benefit recognized in the income statement for the exercise of non-qualified stock options, vesting of restricted stock units and the award of stock purchase plan shares was $3.3 million, $37 thousand and $28 thousand for fiscal years 2012, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets — In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value.

Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had nine reporting units on April 1, and added a tenth reporting unit with the acquisition of Extend Health, Inc. on May 29, 2012 (see Note 2), however this was presumed to be a transaction at arm’s length and therefore was not included in the annual impairment test.

During fiscal 2012, the Company early adopted ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives entities testing goodwill for impairment the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During this assessment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. During fiscal 2012, the Company determined that no reporting units had a carrying value that was more likely than not to exceed their fair value, and therefore did not perform Steps 1 or 2 of the two-step impairment test.

When the Company performs Step 1 of the two-step impairment test, we use Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach are internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired.

Recent Accounting Pronouncements

Adopted

On December 17, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as but not limited to those listed in ASC 350-20-35-30 whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step 2 of the goodwill impairment test. These provisions are effective for impairment tests performed during the fourth quarter in our current fiscal year. During that impairment test, if any of our reporting units have a zero or negative carrying value, we will assess, on the basis of current facts and circumstances, whether it is more likely than not that an impairment of our goodwill exists. If so, we will perform step 2 of the goodwill impairment test and record the impairment charge, if any, as a cumulative-effect adjustment through beginning retained earnings. At this time, there is no impact on our financial statements as a result of adopting this provision.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350):Testing Goodwill for Impairment, which gave entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing is not needed. The ASU was effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted and the Company implemented this guidance in our fiscal 2012 impairment test performed during the fourth quarter. The adoption did not have any impact to our financial statements as a result of adopting this provision.

Not yet adopted

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. At this time, there is no impact expected to our financial statements as a result of the change in presentation and the Company will adopt the new presentation in our fiscal year 2013 filings.

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

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The ASU did not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company plans to adopt this ASU as part of its fiscal 2013 annual impairment test. The Company does not expect to have any impact to our financial statements as a result of adopting this provision.

Note 2 — Acquisitions and Mergers

Acquisitions

During the fourth quarter of fiscal 2012 and second and third quarters of fiscal 2011, we completed three acquisitions. These acquisitions were not material for the purposes of financial statement disclosures as required by ASC 805. The following summary is provided to give our investors a better understanding of these recent strategic acquisitions.

Extend Health Acquisition

On May 29, 2012, Towers Watson purchased Extend Health, a leading provider of health benefit management services and operator of the largest private Medicare exchange, for $435 million in cash and assumed stock options valued at $11.2 million. See Note 14 for further information on the assumed stock options. This acquisition enables Towers Watson to provide employers with health care solutions that combine specialized retiree medical transition consulting with the choice and cost advantages of individual Medicare plans purchased on a private exchange. Extend Health now operates as a new business segment called Exchange Solutions within Towers Watson, alongside the existing segments of Benefits, Talent and Rewards, and Risk and Financial Services. We included the results of Extend Health’s operations since its acquisition date in the Exchange Solutions segment and in our consolidated financial statements.

During the fourth quarter of fiscal 2012, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of intangibles: $123.2 million of customer related intangibles, $26.7 million of developed technology, and less than $1 million of favorable lease agreements and trade name intangibles. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer-related intangibles and the relief from royalty method for the developed technology intangible. Significant assumptions used in the valuation are: revenue growth rates, retention rates, expense and contributory asset charges, royalty rates and discount rates. Based on preliminary estimates, we recorded an increase to our current income tax receivables of $3.1 million for tax losses to be carried back to the June 30, 2011 U.S. federal income tax return. Also related to taxes, we recorded net deferred tax liabilities of $53.8 million. As a result of purchase accounting, we will not realize $14.6 million of deferred revenue associated with cash received for commissions paid by carriers per policies placed prior to the acquisition as there is no subsequent performance obligation. We determined that total consideration transferred was $446.2 million and recorded $341.0 million of goodwill related to the acquisition of Extend Health. However, we have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill.

EMB Acquisition

On January 31, 2011, Towers Watson purchased EMB, a large specialist property/casualty consulting and software company. The EMB business complements our Risk Consulting and Software line of business in our Risk and Financial Services segment. We paid $69.8 million in cash and issued common stock valued at $11.4 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock on January 1, 2013 and 2014, respectively. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $16.9 million in consideration. The estimated earn-out payment was not adjusted during the fiscal year ended June 30, 2012. The purchase agreement calls for deferred cash payments totaling $27.9 million, which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third and fourth quarters of fiscal 2011, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of deferred revenue and intangibles: $13.5 million of customer related intangibles, $12.1 million of developed technology, $1.6 million of in-process technology and $0.6 million of unfavorable lease agreements. We estimated that a discount of $9.6 million was required to record the fair value of the deferred maintenance revenue acquired based on the cost of maintenance plus a modest profit over the remaining contract period. We finalized our initial assessment of deferred income tax amounts and recorded $2.9 million of deferred tax liabilities. As of September 30, 2011, we finalized the purchase accounting and determined that total consideration transferred was $101.9 million and goodwill was $59.0 million.

Aliquant Acquisition

On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complements the U.S. portion of our Technology and Administration Solutions practice in our Benefits segment. The preliminary estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed was recorded in the third quarter of fiscal 2011, which included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $13.9 million and the relief from royalty method for the developed technology intangible of $4.0 million. Significant assumptions used in the valuation are: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. As of September 30, 2011, we finalized the purchase accounting and recorded $49.5 million of goodwill related to the acquisition of Aliquant.

Merger

Watson Wyatt and Towers Perrin merged on January 1, 2010 to form Towers Watson in order to combine the strengths and a strong set of complementary services of the legacy firms to drive growth and result in a larger global presence and market share gains across all of our business lines. All outstanding Towers Perrin and Watson Wyatt common stock, restricted stock units and derivative securities were converted into the right to receive consideration valued at $1.8 billion in the aggregate.

The consideration consisted of:

•	46,911,275 shares of Towers Watson Class A common stock including 4,248,984 shares of Restricted Towers Watson Class A common stock;

•	29,483,008 shares of Towers Watson Class B common stock, divided into Classes B-1, B-2, B-3 and B-4 (see Note 13 for further information);

•

8,548,835 shares of Towers Watson Class R common stock, which subsequently were redeemed automatically in exchange for the right to receive $200 million in cash and Towers Watson Notes in an aggregate principal amount of $200 million (which were redeemed in full on January 3, 2011).

As part of the Merger, we recorded the tangible assets and liabilities assumed and the fair value of the following intangibles: $140.8 million of customer relationships, $275.5 million of a trade names, $58.2 million of external-use developed technology, $67.2 million of internal-use developed technology, $11.1 million of favorable lease agreements, and $28.6 million of unfavorable lease agreements. Additionally, we recorded net deferred tax assets of $149.4 million and goodwill of $1.3 billion.

PCIC

As of December 31, 2009, Towers Perrin and Watson Wyatt each owned a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC is a captive insurance company that provides professional liability insurance on a claims-made basis. Watson Wyatt applied the equity method of accounting for its investment in PCIC through December 31, 2009. As a result of the Merger, Towers Watson has a majority ownership interest in PCIC and consequently retained a majority of the economic risks and rewards of PCIC. Therefore, Towers Watson has consolidated PCIC’s financial position and results of operations in its consolidated financial statements since January 1, 2010. All intercompany accounts and transactions have been eliminated in consolidation.

Note 3 — Fixed Income Securities

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; and obligations of states, municipalities and political subdivisions (See Note 6 for the fixed income securities by type of security). The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
	Amortized	Unrealized	Estimated	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
Short-term investments: due in one year or less	$40,213	$208	$40,421	$43,227	$430	$43,657
Non-current assets: due in one through five years	11,924	5	11,929	49,625	769	50,394

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the fiscal year ended June 30, 2012 were $68.5 million, resulting in a gain of $0.1 million. Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the fiscal years ended June 30, 2011 and 2010 were $72.7 million and $16.2 million, respectively, resulting in a gain of $0.3 million and an insignificant loss, respectively. Proceeds from the sales and maturities of held-to-maturity fixed income securities during the fiscal year ended June 30, 2011 were $14.3 million, resulting in insignificant gains. There were no sales of held-to-maturity fixed income securities in the fiscal years ended June 30, 2012 and 2010. There were no investments that have been in a continuous loss position for more than three months, and there have been no other-than-temporary impairments recognized.

Note 4 — Fixed Assets

Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures, and equipment are depreciated straight-line over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.

The components of fixed assets are as follows:

	June 30,
	2012	2011

Furniture, fixtures and equipment	$214,342	$195,891
Computer software, excluding internally developed software	156,534	116,954
Internally developed software	185,840	159,430
Leasehold improvements	172,859	165,847

	729,575	638,122
Less: accumulated depreciation and amortization	(414,575)	(385,779)

Fixed assets, net	$315,000	$252,343

Total computer software, net, including internally developed software, was $143.6 million and $116.1 million as of June 30, 2012 and 2011, respectively. Total amortization expense for computer software was $39.6 million, $34.6 million and $33.9 million for fiscal years 2012, 2011 and 2010, respectively. Total depreciation expense was $47.7 million, $44.0 million and $35.8 million for fiscal years 2012, 2011 and 2010, respectively.

Note 5 — Goodwill and Intangible Assets

The components of goodwill and intangible assets are outlined below for the fiscal years ended June 30, 2012 and 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2010	$1,151,681	$459,373	$105,027	$—	$1,214	$1,717,295
Goodwill acquired and contingent payments	49,769	49,150	2,191	—	—	101,110
Translation adjustment	86,909	30,241	8,019	—	—	125,169

Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$—	$1,214	$1,943,574

Goodwill acquired	13,867	22,764	—	341,012	—	377,643
Translation adjustment	(48,971)	(15,666)	(4,025)	—	—	(68,662)

Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555

The $341.0 million of goodwill acquired in the Exchange Solutions segment is all related to the acquisition of Extend Health which was completed on May 29, 2012. We recorded the consideration less the tangible assets and liabilities and preliminary intangible assets as goodwill as of June 30, 2012. We have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill. See Note 2 for additional information regarding this acquisition.

Included in the Benefits and Risk and Financial Services goodwill acquired is $27.7 million of goodwill related to our purchase of additional ownership in Fifth Quadrant on November 30, 2011, which resulted in a controlling ownership. The Fifth Quadrant goodwill is evenly allocated to the Benefits and Risk and Finance Services segments based on the acquired company’s historical revenue and service offerings. We recorded a $2.8 million gain in other non-operating income representing the increase in the fair value of our previous ownership. Also included in the Risk and Financial Services goodwill acquired is a $8.2 million goodwill adjustment, which was recorded in the first quarter to reflect the modification of deferred tax amounts for the acquisition of EMB, which was completed on January 31, 2011.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the fiscal years ended June 30, 2012 and 2011:

	Trademark & trade name	Customer related intangible	Core/ developed technology	Non-compete agreements	Favorable lease agreements	Total

Balance as of June 30, 2010	$—	$188,806	$118,726	$—	$9,162	$316,694
Intangible assets acquired	—	27,396	17,806	250	—	45,452
Intangible assets disposed of during the period	—	—	—	—	(1,376)	(1,376)
Amortization	—	(29,081)	(22,603)	(250)	(2,622)	(54,556)
Translation adjustment	—	15,034	(162)	—	274	15,146

Balance as of June 30, 2011	—	202,155	113,767	—	5,438	321,360

Intangible assets acquired	370	123,150	26,660	—	537	150,717
Intangible assets disposed of during the period	—	—	—	—	(508)	(508)
Amortization	(370)	(28,318)	(36,931)	—	(851)	(66,470)
Translation adjustment	—	(7,466)	(207)	—	(62)	(7,735)

Balance as of June 30, 2012	$—	$289,521	$103,289	$—	$4,554	$397,364

For the fiscal years ended June 30, 2012, 2011 and 2010, we recorded $65.6 million, $52.1 million and $31.4 million, respectively, of amortization related to our intangible assets.

Due to the integration of our Retirement practice, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment and we plan to shorten the life of the intangible asset and accelerate the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our practice management. We recorded an additional $8.4 million of amortization for the fiscal year ended June 30, 2012.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names from the merger of Watson Wyatt and Towers Perrin in 2010 and the acquisition of Watson Wyatt LLC in 2005. The carrying value of these assets was $371.4 million and $373.6 million as of June 30, 2012 and June 30, 2011, respectively. The change during the period was due to foreign currency translation adjustment.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of June 30, 2012 and June 30, 2011, this liability was $17.0 million and $21.3 million, respectively. The change for the fiscal year ended June 30, 2012 was comprised of a reduction to rent expense of $4.2 million and translation of $0.1 million.

Components of the change in the gross carrying amount of customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments between June 30, 2011 and June 30, 2012. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the weighted average remaining life and carrying value of finite-lived intangible assets and liabilities as of June 30, 2012 and 2011:

	Fiscal Year 2012			Fiscal Year 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life
Finite-lived intangible assets and liabilities:
Trademark and trade name	$370	$370	—	$—	$—	—
Customer related intangibles	390,264	100,743	8.0	280,547	78,392	9.4
Core/developed technology	173,498	70,209	4.3	166,110	52,343	6.0
Non-compete agreements	—	—	—	1,525	1,525	—
Favorable lease agreements	6,625	2,071	5.6	6,808	1,370	6.3

Total finite-lived intangible assets	$570,757	$173,393		$454,990	$133,630

Unfavorable lease agreements	27,670	10,707	4.8	27,833	6,498	6.3

Total finite-lived intangible liabilities	$27,670	$10,707		$27,833	$6,498

Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of the net amortizable intangible assets and liabilities was 7.1 years and 8.1 years, respectively at June 30, 2012 and June 30, 2011.

The following table reflects:

1)	future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2)	the rent offset resulting from the amortization of the net lease intangible assets and liabilities for future fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2013	$78,383	(2,529)
2014	72,462	(2,305)
2015	60,617	(1,980)
2016	51,540	(1,578)
2017	43,113	(1,854)
Thereafter	86,695	(2,164)

Total	$392,810	$(12,410)

Note 6 — Fair Value Measurements

We have categorized our financial instruments into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs

(Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to Note 1 for a description of each fair value measurement category.

The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011:

	Fair Value Measurements on a Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$2,035	9,085	—	$11,120
U.S. Corporate bonds (a)	—	32,494	—	31,189
Foreign Corporate bonds (a)	—	3,501	—	4,043
Obligations of states, municipalities and political subdivisions (a)	—	5,234	—	5,997
Equity securities (b)	1,437	—	—	1,437
Mutual funds (c)	5,083	—	—	5,083
Derivatives:
Foreign exchange forwards (d)	—	713	—	713

Liabilities:
Derivatives
Foreign exchange forwards (d)	—	329	—	329

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$2,043	$31,304	$—	$33,347
Corporate bonds (a)	—	46,085	—	46,085
Obligations of states, municipalities and political subdivisions (a)	—	14,620	—	14,620
Equity securities (b)	1,383	—	—	1,383
Mutual funds (c)	7,138	—	—	7,138
Derivatives:				—
Foreign exchange forwards (d)	—	2,665	—	2,665

Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$137	$—	$137

(a)	These assets are included in short-term investments or other assets on the consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in short-term investments or other assets on the consolidated balance sheet.
(c)	These assets are included in other assets on the consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the consolidated balance sheet. See Note 7 for further information on our derivative investments.

We recorded an immaterial loss and a gain of $0.6 million, respectively, for the fiscal years ended June 30, 2012 and 2011, in general and administrative expenses in the consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency hedges, which were still held at June 30, 2012 and 2011, respectively. No material gain or loss was recorded in the consolidated statements of operations for available-for-sale securities still held at fiscal years ended June 30, 2012 and 2011.

We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service. These procedures include obtaining a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the pricing services. This understanding includes a review of the vendors’ Service Organization Controls report and as necessary discussions with valuation resources at the pricing services. We obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements.

We independently review the listing of Level 1 financial assets in the portfolio, including U.S. Treasury securities, equity securities and mutual funds securities, and agree the price received from the third-party pricing service to the closing stock price from a national securities exchange, and on a sample basis.

We also independently review our Level 2 and Level 3 financial assets and liabilities, which include derivative investments, corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions, pooled funds and mutual funds, limited partnerships and insurance contracts. Corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Derivative investments are valued using a quoted value from the counterparty for each contract. The quoted price we receive is a Level 2 valuation based on observable quotes in the marketplace for the underlying currency. We use these underlying values to estimate amounts that would be paid or received to terminate the contracts at the reporting date based on current market prices for the underlying currency. See Note 10 for a description of the valuation methodologies used for Level 2 and Level 3 plan assets and liabilities by category.

We perform additional procedures to validate and confirm the accuracy of the prices provided by the pricing service. Stale prices and significant price movements are monitored and investigated. If the price changes significantly, the fluctuation is reviewed for reasonableness based on market factors and adjusted if deemed necessary by management.

If we determine that a price provided to us is outside our expectation, we will further examine the price, including having follow-up discussions with the pricing service. If we conclude that a price is not valid, we will adjust the price with the appropriate documentation and approvals by management. These adjustments do not occur frequently and have not historically been material.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the year ended June 30, 2012. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the fiscal year ended June 30, 2012.

Note 7 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates. To manage this exposure, we enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in foreign currency rates. We do not enter into derivative transactions for trading purposes.

Derivative transactions are governed by our established set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. We also evaluate new and existing transactions and agreements to determine if they require derivative accounting treatment. Positions are monitored using fair market value and sensitivity analyses. See Note 1 for further information on the accounting policy for derivatives.

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

Our reinsurance intermediary subsidiary in the United Kingdom receives revenues in currencies (primarily in U.S. dollars) that differ from its functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. Previously, we also used over-the-counter options, however we have no current holdings of options and we currently have no intentions to use this type of derivative instrument in the near term. We have designated these derivatives as cash flow hedges of forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge non-functional currency obligations. Primarily, these exposures arise from intercompany lending between entities with different functional currencies. At June 30, 2012, the longest outstanding maturity was five months. As of June 30, 2012, a net $0.4 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the fiscal years ended June 30, 2012 and 2011, we recognized no material gains or losses due to hedge ineffectiveness.

As of June 30, 2012, 2011 and 2010 we had cash flow hedges with a notional value of $66.4 million, $69.3 million and $87.7 million, respectively, to hedge revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of June 30, 2012 and 2011 was an asset/(liability) of $0.4 million and $2.5 million, respectively. See Note 6, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of June 30, 2012 and 2011 and their location in the consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		June 30,			June 30,
		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$408	$2,073	Accounts payable, accrued liabilities and deferred income	$—	$(114)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	$305	$592	Accounts payable, accrued liabilities and deferred income	$(329)	$(23)

Total derivative assets (liabilities)		$713	$2,665		$(329)	$(137)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the fiscal years ended June 30, 2012, 2011 and 2010 are as follows:

Derivatives designated as hedging instruments:	Gain (loss) recognized in OCI (effective portion)			Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)			Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2012	2011	2010		2012	2011	2010		2012		2011	2010
Foreign exchange forwards	$(732)	$4,323	$(3,335)	General and administrative expenses	$798	$(683)	$(266)	General and administrative expenses		$(2)	$125	$(65)

Foreign exchange exchange options	—	—	(207)	General and administrative expenses	—	(207)	—	General and administrative expenses	—		—	(32)

Total	$(732)	$4,323	$(3,542)		$798	$(890)	$(266)		$(2)		$125	$(97)

As of June 30, 2012, 2011 and 2010, we had $59.1 million, $22.5 million and $1.5 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal years ended June 30, 2012, 2011 and 2010 is as:

		Gain (loss) recognized in income
		Fiscal year ended June 30,
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income	2012	2011	2010

Foreign exchange forwards	General and administrative expenses	$1,399	$2,976	$1,869
Foreign exchange options	General and administrative expenses	—	—	(350)

Total		$1,399	$2,976	$1,519

Note 8 — Supplementary information for select balance sheet accounts

Other current assets increased $39.2 million from June 30, 2011 to June 30, 2012. The majority of this increase relates to a net current income tax receivable balance of $25.2 million. Included in this balance is $36.7 million gross income tax receivable which is related to U.S. federal and state income taxes. This is due to a significant true up related to a change in accounting method for tax from the prior year and a current year U.S. pension contribution expected to be made prior to filing our U.S. federal income tax return.

The change in the fiduciary liabilities from June 30, 2011 to June 30, 2012 was primarily due to the timing of significant cash receipts related to our reinsurance brokerage business at month end as compared to the prior year. This factor combined with the timing of month end occurring over a weekend, did not allow the business sufficient time to remit the cash to our clients or reinsurers.

Accounts payable, accrued liabilities and deferred income increased $47.7 million from June 30, 2011 to June 30, 2012, primarily related to an increase in deferred income from EMB property and casualty software products.

Other current liabilities decreased from $71.9 million at June 30, 2011 to $39.9 million at June 30, 2012 due to the payment of a third-party claim by PCIC, our majority-owned subsidiary.

Current employee-related liabilities consist of:

	June 30,
	2012	2011
Accrued payroll and bonuses	$447,866	$473,863
Current pension liability	96,139	87,405
Other employee-related liabilities	14,217	11,946

Total employee-related liabilities	$558,222	$573,214

Note 9 — Leases

We lease office space under operating lease agreements with terms generally averaging ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease within occupancy expenses in the statement of operations, with an offset to deferred rent liabilities recorded in the consolidated balance sheet. Rental expense was $145.6 million, $146.9 million and $107.3 million for fiscal years 2012, 2011 and 2010, respectively, inclusive of operating expenses related to such space. We have entered into sublease agreements for some of our excess leased space. Sublease income was $2.6 million, $2.7 million and $1.3 million for fiscal years 2012, 2011 and 2010, respectively.

Future minimum lease payments for the operating lease commitments which have not been reduced by cumulative anticipated cash inflows for sublease income of $5.8 million are:

Fiscal year ending June 30,	Amortization
2013	$106,079
2014	100,592
2015	87,523
2016	71,403
2017	60,577
Thereafter	184,864

Total	$611,038

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.

Note 10 — Retirement Benefits

Defined Benefit Plans

Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2012, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $80.9 million in projected benefit obligations, $54.9 million in assets and a net liability of $26.0 million.

Under the legacy Watson Wyatt plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan is unfunded. In the U.K., benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan. Benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The plan liabilities in Germany represent the grandfathered pension benefit for employees hired prior to July 1991. The pension plan for associates hired after July 1991 is a defined contribution arrangement.

The legacy Towers Perrin pension plans in the U.S. accrue benefits under a cash-balance formula for associates hired or rehired after 2002 and for all associates for service after 2007. For associates hired prior to 2003 and active as of January 2003, benefits prior to 2008 are based on a combination of a cash balance formula, for the period after 2002, and a final average pay formula based on years of plan service and the highest five consecutive years of plan compensation prior to 2008. Under the cash balance formula, benefits are based on a percentage of the associate’s plan compensation each year. The Canadian Retirement Plan provides a choice of a defined benefit or a defined contribution. The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year.

Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were closed to new participants, and benefit accruals were frozen under the current benefit formulas effective December 31, 2011. Beginning January 1, 2012, U.S. associates, including U.S. named executive officers, accrue qualified and non-qualified benefits under a new stable value pension design . Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

The determination of Towers Watson’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on Towers Watson’s pension benefit obligation and related cost. Any difference between actual and assumed results is amortized into Towers Watson’s pension cost over the average remaining service period of participating associates. Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.

On January 1, 2012, the legacy Watson Wyatt U.S. pension plan merged into the legacy Towers Perrin U.S. pension plan and it was renamed the Towers Watson pension plan. Prior to the plan merger, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets, a component of net periodic benefit cost. However as a result of the merger of the two plans, the company was required to adopt a single method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plans in North America used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments. The legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. The company elected to adopt the fair value method in determining the market-related value of plan assets of the merged plans and the legacy Towers Perrin pension plan in Canada. The company considers the fair value method for determining market-related value of plan assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the company calculated the cumulative difference of using a calculated value to determine market-related value of plan assets versus the fair value method for the legacy Towers Perrin plans over the period of time from the date of the merger between Towers Perrin and Watson Wyatt through January 1, 2012 to determine the cumulative impact of this accounting change. The cumulative effect of the change, as of January 1, 2012, resulted in an increase to salary and employee benefit expense of $9.5 million, a reduction in income tax expense of $3.7 million and a reduction to net income of $5.8 million for the fiscal year ended June 30, 2012 and an increase to accumulated other comprehensive income of $5.8 million. The cumulative effect of the change in accounting method decreased diluted earnings per share by $0.08 for the fiscal year ended June 30, 2012. Related to the change in accounting method, the $9.5 million expense is offset by a benefit of $6.6 million for the six months ended June 30, 2012.

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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012		2011		2010
	North America	Europe	North America	Europe	North America	Europe
Discount rate	5.79%	5.59%	5.80%	5.25%	6.43%	6.03%
Expected long-term rate of return on assets	8.14%	6.78%	8.16%	6.79%	8.11%	6.48%
Rate of increase in compensation levels	3.82%	3.93%	3.88%	3.88%	3.93%	5.09%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	North		North
	America	Europe	America	Europe
Discount rate	4.86%	4.80%	5.79%	5.62%
Rate of increase in compensation levels	4.35%	3.93%	3.82%	3.93%

As a result of plan changes adopted during the first quarter of fiscal year 2011, the legacy Watson Wyatt U.S. Pension Plans were remeasured as of September 30, 2010. Upon remeasurement the discount rate assumption was changed for these plans and the net periodic benefit cost for the remainder of fiscal year 2011 was calculated using a weighted average discount rate of 5.79%.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2012, 2011 and 2010:

	Year ended June 30,
	2012		2011		2010
	North		North		North
	America	Europe	America	Europe	America	Europe
Service cost	$61,158	$10,199	$58,050	$12,218	$38,068	$9,844
Interest cost	141,390	38,173	139,840	39,000	95,845	30,631
Expected return on plan assets	(172,827)	(44,922)	(158,708)	(40,420)	(93,257)	(27,078)
Amortization of net loss/(gain)	18,240	(3,717)	23,997	5,574	15,275	2,615
Amortization of prior service (credit)/cost	(8,338)	41	(6,632)	41	(1,623)	41
Settlement/curtailment loss/(gain)	—	4,258	4,170	(2,323)	2,293	64
Other adjustments (a)	9,512	545	868	44	—	860

Net periodic benefit cost	$49,135	$4,577	$61,585	$14,134	$56,601	$16,977

(a)	This adjustment is primarily due to the cumulative effect of the change in the method of determining the market-related value of plan assets. The change was not recorded or reflected in our fiscal year 2011 or 2010 net periodic benefit cost.

Changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	2012		2011
	North		North
	America	Europe	America	Europe
Current year actuarial loss/(gain)	$314,754	110,377	$(172,078)	$(107,560)
Amortization of actuarial (gain)/loss	(18,240)	3,717	(23,997)	(5,574)
Current year prior service credit	—	—	(73,926)	—
Amortization of prior service credit/(cost)	8,338	(41)	6,632	(41)
Recognition of actuarial gain/(loss) due to settlement/curtailment	—	(4,258)	(4,170)	2,323
Other	(13,477)	(1,512)	5,378	4,058

Total recognized in other comprehensive loss/(income)	$291,375	$108,283	$(262,161)	$(106,794)

The current year actuarial loss is primarily due to a significant decrease in the discount rates used for our plans. The change in other is primarily due to the currency impact and, in the current year, includes the effect of the change in the method of determining the market-related value of plan assets. The change was not recorded or reflected in our fiscal year 2011 other comprehensive income.

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2013 for the Company’s defined benefit pension plans are shown below:

	2013
	North
	America	Europe
Actuarial loss	$45,608	$5,865
Prior service (credit)/cost	(8,378)	41

Total	$37,230	$5,906

The following table provides a reconciliation of the changes in the projected benefit obligations and fair value of assets for the qualified plans for the years ended June 30, 2012 and 2011, and the funded status as of June 30, 2012 and 2011:

	2012		2011
	North		North
	America	Europe	America	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,052,003	$622,364	$1,974,882	$617,365
Service cost	49,512	6,787	46,955	8,239
Interest cost	116,660	33,074	112,391	34,236
Actuarial losses/(gains)	297,678	86,884	32,756	(68,732)
Benefit payments	(88,462)	(43,336)	(83,171)	(15,332)
Participant contributions	—	—	—	1,740
Plan amendments and other	—	—	(55,930)	44
Curtailments	—	—	—	(4,889)
Foreign currency adjustment	(15,387)	17,023	24,120	49,693

Benefit obligation at end of year	$2,412,004	$688,750	$2,052,003	$622,364

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,174,879	$679,159	$1,832,004	$562,542
Actual return on plan assets	172,520	50,934	369,875	64,026
Company contributions	22,472	20,437	36,346	19,216
Participant contributions	—	—	—	1,740
Benefit payments	(88,462)	(43,336)	(83,171)	(15,332)
Other	—	698	—	(116)
Foreign currency adjustment	(12,091)	(18,909)	19,825	47,083

Fair value of plan assets at end of year	$2,269,318	$688,983	$2,174,879	$679,159

Funded status at end of year	$(142,686)	$233	$122,876	$56,795

Accumulated Benefit Obligation	$2,370,664	$667,092	$2,013,171	$602,193

	2012		2011
	North		North
	America	Europe	America	Europe
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$8,802	$179,546	$56,795
Noncurrent liabilities	(142,686)	(8,569)	(56,670)	—

Net amount recognized	$(142,686)	$233	$122,876	$56,795

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss/(gain)	$405,943	$48,623	$136,080	$(30,437)
Net prior service (credit)/cost	(54,726)	520	(61,210)	573

Accumulated Other Comprehensive Loss/(Income)	$351,217	$49,143	$74,870	$(29,864)

The following table presents the projected benefit obligation and fair value of plan assets for our qualified plans that have a projected benefit obligation in excess of plan assets as of June 30, 2012 and 2011:

	2012		2011
	North		North
	America	Europe	America	Europe

Projected benefit obligation at end of year	$1,175,875	$273,845	$972,481	$—
Fair value of plan assets at end of year	$939,772	$265,276	$915,811	$—

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our qualified plans that have an accumulated benefit obligation in excess of plan assets as of June 30, 2012 and 2011:

	2012		2011
	North		North
	America	Europe	America	Europe

Projected benefit obligation at end of year	$1,175,875	$273,845	$277,907	$—
Accumulated benefit obligation at end of year	$1,134,535	$273,845	$243,221	$—
Fair value of plan assets at end of year	$939,772	$265,276	$223,457	$—

The following table provides a reconciliation of the changes in the North American and European non-qualified plans projected benefit obligations for the years ended June 30, 2012 and 2011, and a statement of funded status as of June 30, 2012 and 2011. The non-qualified plans reflect only the U.S., Canadian and German plans and are unfunded.

	June 30,
	2012	2011

Change in Benefit Obligation
Benefit obligation at beginning of year	$601,604	$627,474
Service cost	15,059	15,075
Interest cost	29,829	32,213
Actuarial losses/(gains)	46,273	(4,117)
Benefit payments	(84,419)	(78,242)
Plan amendments and other	—	(17,127)
Foreign currency adjustment	(20,413)	26,328

Benefit obligation at end of year	$587,933	$601,604

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	84,419	78,242
Participant contributions	—	—
Benefit payments	(84,419)	(78,242)
Foreign currency adjustment	—	—

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(587,933)	$(601,604)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(93,180)	(91,499)
Noncurrent liabilities	(494,753)	(510,105)

Net amount recognized	$(587,933)	$(601,604)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$69,280	$26,826
Net prior service credit	(14,751)	(16,600)

Accumulated Other Comprehensive Income	$54,529	$10,226

Information for plans with obligations in excess of plan assets:
Projected benefit obligation	$587,933	$601,604
Accumulated benefit obligation	576,420	590,644
Fair value of plan assets	—	—

Our investment strategy is designed to generate returns that will reduce the interest rate risk inherent in each of the plans’ benefit obligations and enable the plans to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan’s members and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment.

Each pension plan seeks to achieve total returns sufficient to meet expected future obligations when considered in conjunction with expected future company contributions and prudent levels of investment risk and diversification. Each plan’s targeted asset allocation is determined through a plan-specific Asset-Liability Modeling study. These comprehensive studies provide an evaluation of the projected status of asset and benefit obligation measures for each plan under a range of both positive and negative environments. The studies include a number of different asset mixes, spanning a range of diversification and potential equity exposures.

In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, such expected return, volatility of returns and correlations with other asset classes within the portfolios. Consideration is also given to the proper long-term level of risk for each plan, the impact on the volatility and magnitude of plan contributions and cost, and the impact certain actuarial techniques may have on the plan’s recognition of investment experience.

For the Towers Watson funded plan in the U.S., the targeted equity allocation as of June 30, 2012 is 67%. For the legacy Watson Wyatt funded plans, the targeted equity allocation as of June 30, 2012 65% in the Canadian plan, and 40% in the U.K. plan. For the legacy Towers Perrin funded plans, the targeted equity allocation as of June 30, 2012 is 50% in the Canadian plan and 40% in the U.K. plan. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.

We monitor investment performance and portfolio characteristics on a quarterly basis to ensure that managers are meeting expectations with respect to their investment approach. With the exception of securities issued by the U.S. Government and its agencies, no single issue is to comprise more than 5% of the portfolio’s value although index fund managers are exempt from the security weighting constraints. There are also various restrictions and controls placed on managers, including prohibition from investing in our stock.

The expected rate of return on assets assumption is developed in conjunction with advisors and using our asset model that reflects a combination of rigorous historical analysis and the forward-looking views of the financial markets as revealed through the yield on long-term bonds, the price-earnings ratios of the major stock market indices and long-term inflation.

The fair value of our plan assets by asset category at June 30, 2012 and 2011 are as follows (see Note 1 for a description of the fair value levels and Note 6 for a summary of management’s procedures around prices received from third-parties):

	Fair Value Measurements at June 30, 2012
	Level 1		Level 2				Level 3		Total
	North		North				North
	America	Europe	America		Europe		America	Europe
Asset category:
Cash	$4,342	15,844	—		$—		$—	—	$20,186
Cash equivalents	—	—	22,988		—		—	—	22,988
Equity securities:
U.S. large cap companies	37,422	—	—		—		—	—	37,422
U.S. mid cap companies	72,427	—	—		—		—	—	72,427
U.S. small cap companies	82,686	—	—		—		—	—	82,686
International equities	274,893	14,984	—		—		—	—	289,877
Fixed income:
U.S. treasuries	252,512	—	11,241		—		—	—	263,753
Corporate bonds (S&P rating of A or higher)	—	—	236,033		122,236		—	—	358,269
Corporate bonds (S&P rating of lower than A)	—	—	248,120		—		—	—	248,120
Other fixed income	—	138,028	45,772	(b)	—	(b)	—	—	183,800
Pooled funds	—	—	415,416	(c)	353,071	(c)	—	—	768,487
Mutual funds	—	—	504,756		—		—	—	504,756
Private equity	—	—	—		—		62,601	28,973	91,574
Derivatives	—	—	12,968	(d)	—		—	—	12,968
Insurance contracts	—	—	—		—		—	15,848	15,848

Total assets	$724,282	$168,856	$1,497,294		$475,307		$62,601	$44,821	$2,973,161

Liability category:
Derivatives	$—	$—	$13,133	(d)	$—		$—	$—	$13,133

Net assets	$724,282	$168,856	$1,484,161		$475,307		$62,601	$44,821	$2,960,028

	Fair Value Measurements at June 30, 2011
	Level 1		Level 2				Level 3		Total
	North		North				North
	America	Europe	America		Europe		America	Europe
Asset category:
Cash	$5,837	$15,179	$—		$—		$—	$—	$21,016
Cash equivalents	—	—	40,053		—		—	—	40,053
Equity securities:
U.S. large cap companies	30,479	—	—		—		—	—	30,479
U.S. mid cap companies	73,887	—	—		—		—	—	73,887
U.S. small cap companies	86,199	—	—		—		—	—	86,199
International equities	213,275	14,452	—		—		—	—	227,727
Fixed income:
U.S. treasuries	46,660	—	152,986		—		—	—	199,646
Corporate bonds	—	—	428,156		112,930		—	—	541,086
Other fixed income	72,002	121,247	50,183	(b)	26,263	(b)	—	—	269,695
Pooled funds	—	—	434,208	(c)	353,161	(c)	—	—	787,369
Mutual funds	—	—	488,495		—		—	—	488,495
Private equity	—	—	—		—		50,066	18,085	68,151
Derivatives	—	—	30,377	(d)	—		—	—	30,377
Insurance contracts	—	—	—		—		—	17,841	17,841

Total assets	$528,339	150,878	1,624,458		492,354		50,066	35,926	2,882,021

Liability category:
Derivatives	$—	$—	$32,542	(d)	$—		$—	$—	$32,542

Net assets	$528,339	150,878	1,591,916		492,354		50,066	35,926	2,849,479

(b)	This category includes municipal and foreign bonds.
(c)	This category includes pooled funds of both equity and fixed income securities. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.
(d)	We use various derivatives such as interest rate swaps, futures and options to match the duration of the corporate bond portfolio with the duration of the plan liability.

Following is a description of the valuation methodologies used for investments at fair value:

Cash equivalents: Valued at the net value of shares held by the Company at year end as reported by the sponsor of the funds.

U.S. treasury securities: Valued at the closing price reported in the active market in which the individual security is traded. Government bonds are valued at the closing price reported in the active market in which the bond is traded.

Fixed Income: Foreign and municipal bonds are valued at the closing price reported in the active market in which the bond is traded. Corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Pooled Funds and Mutual Funds: Valued at the net value of shares held by the Company at year end as reported by the sponsor of the funds.

Derivative investments: Valued at the closing level of the relevant index or security and interest accrual through the valuation date.

Private equity: These underlying investments, which includes limited partnerships, are recorded at estimated fair value. In the absence of readily determinable fair value, fair value of each investment is determined based on a review of the audited financial statements of the underlying funds, when available, and other information from independent third parties including information provided by the fund managers. Investments in such funds do carry certain risks including lack of regulatory oversight, interest rate risk and market risk.

Insurance contracts: The fair values are determined using model-based techniques that include option-pricing models, discounted cash flow models, and similar techniques.

The following table reconciles the net plan investments to the total fair value of the plan assets:

	June 30,
	2012	2011
Net assets held in investments	$2,960,028	$2,849,479
Dividend and interest receivable	—	4,559
Administrative Expenses	(1,727)	—

Fair value of plan assets	$2,958,301	$2,854,038

The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended June 30, 2012 and 2011:

	Private Equity	Insurance Contracts	Total
Beginning balance at June 30, 2010	$46,843	$14,406	$61,249
Net actual return on plan assets relating to assets still held at the end of the year	6,817	55	6,872
Net purchases, sales and settlements	13,624	719	14,343
Change in foreign currency exchange rates	867	2,661	3,528

Ending balance at June 30, 2011	$68,151	$17,841	$85,992
Net actual return on plan assets relating to assets still held at the	2,648	633	3,281
end of the year			—
Net purchases, sales and settlements	21,652	(468)	21,184
Change in foreign currency exchange rates	(877)	(2,158)	(3,035)

Ending balance at June 30, 2012	$91,574	$15,848	$107,422

The following table sets forth our projected pension contributions for fiscal year 2013, as well as the pension contributions to our various plans in fiscal years 2012 and 2011:

	2013 (Projected)	2012 (Actual)	2011 (Actual)

U.S	$50,000	$7,000	$30,000
Canada	27,661	15,472	6,346
Europe	38,820	20,437	19,216

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	North America	Europe	Total

2013	$184,520	$44,934	$229,454
2014	169,947	19,500	189,447
2015	156,556	24,341	180,897
2016	158,247	23,691	181,938
2017	162,668	27,863	190,531
Years 2018—2022	931,636	172,955	1,104,591

	$1,763,574	$313,284	$2,076,858

Defined Contribution Plan

Eligible Towers Watson U.S. associates hired on or after January 1, 2011 participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay; associates vest in the employer match upon two years of service. Associates hired prior to 2011 continued participation in their respective legacy plans until January 1, 2012 at which time the legacy plans were frozen to new contributions and the associates began participation in the new savings plan design. Under the legacy U.S. Watson Wyatt plan, associate contributions were matched at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The legacy U.S. Towers Perrin plan provided a matching contribution of 100% of the first 5% of associate contributions. The cost of the Company’s contributions to the plans for the fiscal years ended June 30, 2012, 2011 and 2010 amounted to $28.7 million, $25.2 million and $17.0 million, respectively.

The Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive a pension contribution in lieu of additional salary. The cost of the Company’s contributions to the plan for the fiscal years ended June 30, 2012, 2011 and 2010 amounted to $21.4 million, $16.5 million, and $10 million respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims. The liability totaled $4.5 million and $6.8 million at June 30, 2012 and 2011, respectively. This liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

The assumptions used in the valuation of the postretirement benefit cost and obligation were as follows:

	Year Ended June 30,
	2012	2011	2010
Discount rate	5.65%	5.59%	6.53%
Expected long-term rate of return on assets	2.00%	2.00%	2.00%
Rate of increase in compensation levels	4.06%	4.07%	3.29%
Health care cost trend (decreasing to 5.00% in 2016 and thereafter)	7.61%	8.03%	9.63%

	June 30,
	2012	2011
Health care cost trend (decreasing to 5.00% in 2016 and thereafter)	7.16%	7.61%
Discount rate, accumulated postretirement benefit obligation	4.80%	5.65%
Rate of compensation increase	4.50%	4.06%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain or loss and amortized into the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 8 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2012	$258	$(212)
Effect on accumulated postretirement benefit obligation as of June 30, 2012	4,280	(3,537)

Net periodic postretirement benefit cost consists of the following:

	Year Ended June 30,
	2012	2011	2010

Service cost	$2,987	$4,211	$3,313
Interest cost	10,966	11,706	8,387
Expected return on assets	(132)	(132)	(66)
Amortization of net unrecognized losses/(gains)	2,206	1,674	(1,151)
Amortization of prior service credit	(8,705)	(6,842)	(571)
Curtailment	—	(2,209)	—

Net periodic postretirement benefit cost	$7,322	$8,408	$9,912

Changes in other comprehensive income for the Company’s postretirement benefit plans as follows:

	2012	2011
Current year actuarial (gain)/loss	$(19,357)	$12,771
Amortization of actuarial loss	(2,206)	(1,674)
Current year prior service credit	—	(63,745)
Amortization of prior service credit	8,705	6,842
Accelerated recognition of prior service credit due to curtailment	—	2,209
Other	(187)	(53)

Total recognized in other comprehensive income	$(13,045)	$(43,650)

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2013 for the Company’s other postretirement benefit plans are shown below:

2013
Actuarial loss	$346
Prior service credit	(8,212)

Total	$(7,866)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the years ended June 30, 2012 and 2011 and a statement of funded status as of June 30, 2012 and 2011:

	June 30,
	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$201,929	$245,540
Service cost	2,987	4,211
Interest cost	10,965	11,706
Actuarial (gains)/losses	(19,537)	12,645
Benefit payments	(16,077)	(14,397)
Less: Medicare Part D	904	809
Participant contributions	9,206	2,795
Plan amendments and other	—	(63,745)
Foreign currency adjustment	(1,514)	2,365

Benefit obligation at end of year	$188,863	$201,929

Change in Plan Assets
Fair value of plan assets at beginning of year	$6,580	$6,575
Actual return on plan assets	(55)	5
Company contributions	6,871	11,602
Participant contributions	9,206	2,795
Benefit payments	(16,077)	(14,397)

Fair value of plan assets at end of year	$6,525	$6,580

Funded status at end of year	$(182,338)	$(195,349)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(7,070)	(5,245)
Noncurrent liabilities	(175,268)	(190,104)

Net amount recognized	$(182,338)	$(195,349)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$(9,481)	$12,397
Net prior service credit	(49,056)	(57,899)

Accumulated Other Comprehensive Income	$(58,537)	$(45,502)

Expected benefit payments to current plan participants, including the effect of their future service, as appropriate, and the related retiree drug subsidy expected to be received, are as follows:

Fiscal Year	Expected benefit payments	Retiree drug subsidy
2013	$17,225	548
2014	18,092	355
2015	19,381	121
2016	20,825	118
2017	22,241	114
Years 2018—2022	130,861	475

	$228,625	$1,731

Note 11 — Debt, Commitments and Contingent Liabilities

The debt, commitments and contingencies described below are currently in effect and would require Towers Watson, or domestic subsidiaries, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson and its historical predecessor companies, Watson Wyatt and Towers Perrin, have historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2012, the weighted-average interest rate on the Senior Credit Facility and the previous facility was 1.97%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2012, we were in compliance with our covenants.

As of June 30, 2012, Towers Watson had borrowings of $208.0 million outstanding under the Senior Credit Facility.

Previous Senior Credit Facility

Prior to entering into the Senior Credit Facility on November 7, 2011, Towers Watson and certain subsidiaries had entered into a three-year, $500 million revolving credit facility with a syndicate of banks (the “Old Senior Credit Facility”). Borrowings under the Old Senior Credit Facility bore interest at a spread to either LIBOR or the Prime Rate. We were charged a quarterly commitment fee, 0.5% of the Old Senior Credit Facility, which varied with our financial leverage and was paid on the unused portion of the Old Senior Credit Facility. Obligations under the Old Senior Credit Facility were guaranteed by Towers Watson and all of its domestic subsidiaries (other than PCIC and SMIC) and were secured by a pledge of 65% of the voting stock and 100% of the non-voting stock of Towers Perrin Luxembourg Holdings S.A.R.L.

Letters of Credit under the Senior Credit Facility

As of June 30, 2012, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.2 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility

Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $3.2 million). As of June 30, 2012, a total of BRL 5.9 million (U.S. $2.9 million) was outstanding under this facility.

Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $5.1 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $6.8 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during June 2012 was 1.51%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September of 2013, with a final maturity of June 1, 2017. The company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The following table summarizes the maturity of the loan during the next five fiscal years:

2013	$—
2014	25,000
2015	25,000
2016	25,000
2017	175,000

Total	$250,000

This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC).

The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health, Inc. (see Note 2).

Subordinated Notes due March 2012

On June 15, 2010, in connection with an offer to exchange shares of Class B-1 Common Stock for unsecured subordinated notes, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due March 2012 in the aggregate principal and compounded interest amount of $100.8 million as of March 15, 2012. The Towers Watson Notes were issued on June 29, 2010, bearing interest from June 15, 2010 at a fixed per annum rate, compounded quarterly on the “interest reset dates,” equal to the greater of (i) 2.0%, or (ii) 120.0% of the short-term applicable federal rate listed under the quarterly column, in effect at the applicable “interest reset date.” On March 15, 2012, Towers Watson repaid the aggregate principal and compounded interest amount of the Towers Watson Notes which was funded in part by borrowings under our Senior Credit Facility.

Subordinated Notes due January 2011

On December 30, 2009, in connection with the Merger and the Class R Elections as described in Note 2, Towers Watson entered into an indenture with the trustee for the issuance of Towers Watson Notes due January 2011 in the aggregate principal amount of $200 million. The Towers Watson Notes due January 2011 were issued on January 6, 2010, bearing interest from January 4, 2010 at a fixed per-annum rate of 2.0%, and matured on January 1, 2011. The indenture contained limited operating covenants, and obligations under the Towers Watson Notes due January 2011 were subordinated to and junior in right of payment to the prior payment in full in cash of all Senior Debt (as defined in the indenture) on the terms set forth in the Indenture. On January 3, 2011 (the first business day following the note maturity date), Towers Watson repaid both principal and interest on the Notes which was funded in part by borrowing under our Senior Credit Facility.

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

Legal Proceedings

From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the material pending claims against Towers Watson and its subsidiaries. We do not expect the impact of claims not described below to be material to Towers Watson’s financial condition or results of operations. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.

Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company. For the policy period which began July 1, 2011 and ended July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy period beginning July 1, 2012, and ending July 1, 2013. Our professional liability insurance includes a self-insured retention of

$1 million per claim. Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

This structure results in Towers Watson and SMIC bearing the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

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

On December 9, 2009, Watson Wyatt was informed by Towers Perrin of a settlement demand from the plaintiffs in the Dugan Action. Although the complaint in the Dugan Action does not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated to Towers Perrin on December 8, 2009, and in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the proposed class. Plaintiffs requested that Towers Perrin communicate the settlement demand to Watson Wyatt.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor Pao has moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and has taken the motion under advisement. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees paid for consulting services, and attorney’s fees. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses, and plans to continue to defend vigorously against these legal proceedings. The discovery phase of these legal proceedings has commenced. A mediation has been scheduled. At this time, no material loss is probable.

Note 12 — Comprehensive Income/(Loss)

Comprehensive income/(loss) includes net income, additional minimum pension liability, unrealized gains and losses on available for sale securities, hedge effectiveness and changes in the cumulative translation adjustment gain or loss. For the fiscal year ended June 30, 2012, comprehensive loss was $77.6 million. For the fiscal year ended June 30, 2011, comprehensive income was $619.7 million. For the fiscal year ended June 30, 2010, comprehensive loss was $161.6 million. The comprehensive income for year ended June 30, 2010 is comprised of comprehensive income of $12.3 million for the pre-merger six-month period ended December 31, 2009 and comprehensive loss of $173.8 million for the post-merger six-month period ended June 30, 2010.

The components of accumulated other comprehensive loss along with the respective position in the consolidated balance sheets are comprised of the following:

	June 30,
	2012	2011

Foreign currency translation	$(75,332)	$(2,726)
Unrealized gain on derivative instruments, net of tax of $(152) and $(764)	254	1,172
Unrealized gain on available for sale securities, net of tax of $(182) and $(101)	469	1,066
Defined pension and post-retirement benefit costs, net of tax of $139,901 and $4,700	(276,136)	(12,817)

Accumulated other comprehensive loss	$(350,745)	$(13,305)

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

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. On January 1, 2012, 5,547,733 shares of Class B-2 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock as of June 30, 2012 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-3	5,661,591	January 1, 2013
B-4	5,374,768	January 1, 2014

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of June 30, 2012.

Stock Class	Number of Shares	Conversion Date
A	1,688,735	January 1, 2013

For the fiscal years ended June 30, 2012, 2011 and 2010, we recorded $30.0 million, $71.7 million and $48.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest as separate awards over one, two and three years.

Note 14 — Share-Based Compensation

In connection with the acquisition of Extend Health in May 2012, Towers Watson filed a Form S-8 Registration Statement and assumed the Extend Health, Inc. 2007 Equity Incentive Plan. The assumed options are exercisable for 377,614 shares of Towers Watson Class A common stock. The registration also covers 55,514 shares of Towers Watson Class A common stock available for issuance under the plan.

Towers Watson & Co. Employee Stock Purchase Plan

Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson Class A common stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. In fiscal year 2010, Towers Watson filed an S-8 Registration Statement registering 4,696,424 shares available for issuance under the Stock Purchase Plan. Approximately 56,000, 108,000 and 146,000 shares were issued under this plan during fiscal years 2012, 2011 and 2010, respectively.

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

Restricted Stock Units

Executives and Employees

In September 2010, the Compensation Committee of our Board of Directors approved the form of performance-vested restricted stock unit award agreement, pursuant to the 2009 Plan. RSUs are designed to provide us an opportunity to offer long-term incentives and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. The targets reflect an emphasis on continued profitability growth through successful integration, despite the difficult economic environment. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. In September 2011, the Compensation Committee amended the form of performance-vested restricted stock unit award agreement to include a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement (age 55 and with 15 years of experience at the Company and a minimum of one year of service in the performance period) was further defined in January 2012 and the amended award agreements for all of our outstanding LTIP awards were finalized and distributed to participants.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the year ended June 30, 2012, we recorded $5.7 million of stock-based compensation related to these grants.

2011 LTIP. During fiscal year ended June 30, 2011, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. For the fiscal years ended June 30, 2012 and 2011, we recorded $5.5 million and $3.2 million, respectively, of stock-based compensation related to this grant.

RSUs. During the fiscal year ended June 30, 2012 and June 30, 2011, 16,239 and 28,500 RSUs, respectively, were granted to certain employees and vest in equal installments over a three-year period based on continued employment through the vesting period. In fiscal years 2012 and 2011, 1,575 and 7,200 RSUs of the awards granted vested immediately. For the fiscal years 2012 and 2011, we recorded $0.7 million and $1.5 million, respectively, of stock-based compensation related to these grants.

2011 SEP. During the first quarter of fiscal year 2012, we granted 577,190 equity awards to certain employees under our Select Equity Plan, of which 288,595 were issued as Class A common stock in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 were issued as RSUs that will vest annually over a three-year period. We assumed a 10% forfeiture rate for the RSUs which was adjusted to 5% based on the first year of experience. In the fourth quarter of fiscal year 2012, 95,045 of these RSUs vested. For the fiscal year ended June 30, 2012, we recorded $11.1 million of non-cash stock based compensation related to these grants.

Outside Directors

In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the fiscal year ended June 30, 2012, 12,783 RSUs were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2012. During the fiscal year ended June 30, 2011, 24,710 RSUs were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2011. In fiscal year 2010, 22,149 RSUs were granted for the initial award for outside directors for service on the board of directors which vest in equal annual installments over a three year period ending January 1, 2013. Also in fiscal year 2010, 9,844 RSUs were granted for the annual award for outside directors for service on the board of directors from January 1, 2010 through June 30, 2010. A board member did not stand for re-election in fiscal year 2011 resulting in a reversal of previously recorded compensation expense. We recorded $1.0 million and $1.3 million, respectively, of non-cash stock based compensation for the fiscal years ended June 30, 2012 and 2011 related to these awards for outside directors.

The table below presents restricted stock units activity and weighted average fair values for the fiscal years 2012 and 2011:

	Number of Shares	Weighted Average Fair Value
	(In thousands, except per-share amounts)

Nonvested at June 30, 2010	24	$48.98

Granted	186	46.07
Vested	(32)	47.54
Forfeited (1)	(5)	44.69

Nonvested and expected to vest as of June 30, 2011	173	$46.31

Granted	700	58.55
Vested	(432)	57.69
Forfeited (1)	(3)	57.43

Nonvested and expected to vest as of June 30, 2012	438	$54.57

(1)	Forfeited shares represent performance shares that are not estimated to vest for the year ended June 30, 2012.

As of June 30, 2012, $10.9 million of total stock-based compensation related to the nonvested awards above has not yet been recognized. We expect that this expense will be recognized in our consolidated statement of operations over the next 1.3 weighted-average years.

Stock Options

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and risk-

free interest rate over the expected term of each group of options with the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards were less than the acquisition date fair value of the replaced Extend Health options, accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the consideration price. The fair value of 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value after tax withholding and exercise price 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of compensation expense in fiscal 2012.

There were no grants of stock options during the fiscal year ended June 30, 2012 and 2011 under the 2009 Plan.

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

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Stock option grants:
Risk-free interest rate	0.33%	—%	1.40%
Expected lives in years	2.2	—	3
Expected volatility	38.5%	—%	37.2%
Dividend yield	0.6%	—%	0.6%
Weighted-average grant date fair value of options granted	$52.70	$—	$11.02
Number of shares granted	377,614	—	234,581

The table below presents stock option activity and weighted average exercise prices for fiscal years 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
	(thousands)		(thousands)	(years)

Outstanding at June 30, 2010	235	$44.05		5.5
Granted	—	—
Exercised	(47)	(43.83)	$425
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2011	188	$44.11	$4,052	6.4

Granted	378	8.27		8.3
Exercised	(17)	(43.44)	$273
Forfeited	—	—
Expired	—	—

Outstanding and Exercisable at June 30, 2012	548	$19.42	$22,172	7.2

Information regarding stock options outstanding as of June 30, 2012 is as follows:

	Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.75 - $ 1.55	70,262	1.2	$1.33	—	—	$—
$ 3.31 - $ 3.97	183,861	2	3.39	—	—	—
$19.21 - $25.18	123,491	3.1	19.49	—	—	—
$42.47	84,945	4.5	42.47	84,945	4.5	42.47
$45.88	85,217	4.7	45.88	85,217	4.7	45.88

	547,776		$19.43	170,162		$44.18

The aggregate intrinsic value is the sum of the amounts by which he quoted market price of our common stock exceeded the exercise price of the options at June 30, 2012, for those options for which the quoted market price was in excess of the exercise price.

Note 15 — Income Taxes

Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income before income taxes are as follows:

	2012	2011	2010
Domestic	$199,080	$206,975	$27,375
Foreign	207,152	119,666	142,542

	406,232	326,641	169,917

The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2012	2011	2010
Current tax (benefit)/expense:
U.S.	$(19,013)	$44,360	$6,288
State and local	2,068	15,489	3,109
Foreign	55,141	55,619	46,644

	38,196	115,468	56,041

Deferred tax expense/(benefit):
U.S.	93,985	(4,186)	(2,656)
State and local	7,870	3,353	(4,888)
Foreign	5,705	15,281	2,410

	107,560	14,448	(5,134)

Total provision for income taxes	$145,756	$129,916	$50,907

The current U.S. income tax benefit is primarily related to the tax impact of a tax accounting method change related to unbilled receivables that was filed in connection with the June 30, 2011 U.S. Federal income tax return. The federal income tax true up net of state tax benefit associated with this method change was approximately $31.8 million. The method change also resulted in a current state income tax benefit of $7.4 million.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30,
	2012	2011	2010
Tax provision at U.S. federal statutory tax rate of 35 percent	$142,181	$114,325	$59,471
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(20,064)	(19,639)	(4,013)
State income taxes, net of federal tax effect	9,466	13,095	88
Non-deductible expenses and foreign dividend	11,709	10,477	5,350
Tax credits	(4,451)	(5,041)	(6,247)
Valuation allowance	(19,123)	15,214	(19,925)
Medicare Part D subsidy	—	—	9,367
Legal entity restructuring	13,551	—	5,636
Other	12,487	1,485	1,180

Income tax provision	$145,756	$129,916	$50,907

The provision for income taxes for fiscal year 2012 is 35.9% compared with 39.8% in fiscal year 2011. Our effective tax rate decreased for fiscal year 2012 as compared to fiscal year 2011 primarily due to a change in the mix of income between foreign and U.S. operations, and the release of valuation allowance in foreign jurisdictions, offset by the reduction of deferred tax assets for tax loss carryforwards that cannot be utilized following legal entity restructurings.

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2012 and 2011, are comprised of the following:

	June 30,
	2012	2011
Depreciation and amortization	$(153,646)	$(90,074)
Trademarks and tradename	(116,127)	(116,127)
Goodwill	(30,607)	(15,915)
Unbilled receivables	(91,859)	(42,284)
Deferred tax liability on unremitted earnings	—	(3,745)
Other	(6,506)	(9,619)

Gross deferred tax liabilities	$(398,745)	$(277,764)

Accrued retirement benefits	$303,937	$218,855
Deferred rent	10,016	10,684
Net operating loss carryforwards	54,760	61,308
Share-based compensation	38,035	48,102
Accrued liabilities	70,498	61,617
Accrued compensation	28,998	25,698
Deferred revenue	45,013	49,587
Foreign tax credit	45,091	50,060
Other	27,154	29,070

Gross deferred tax assets	$623,502	$554,981

Deferred tax assets valuation allowance	$(40,046)	$(62,454)

Net deferred tax asset	$184,711	$214,763

The net deferred income tax assets at June 30, 2012 are classified between current deferred tax assets of $59.1 million and current deferred tax liabilities of $4.1 million and noncurrent deferred tax assets of $157.5 million and noncurrent deferred tax liabilities of $27.8 million.

We maintain a valuation allowance of $40.0 million and $62.5 million at June 30, 2012 and 2011, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized.

The net change in the valuation allowance of $22.5 million in fiscal year 2012 primarily relates to the release of valuation allowance on deferred tax assets, including tax loss carryforwards that cannot be utilized by the surviving corporation following legal entity restructurings in the amount of $13.1 million.

At June 30, 2012, we had tax loss carryforwards in federal and various foreign jurisdictions amounting to $182.7 million of which $110.5 million can be indefinitely carried forward under local statutes. The remaining $72.2 million of loss carryforwards will expire, if unused, in varying amounts from 2013 through 2032. At June 30, 2012, we had state tax loss carryforwards of $135.2 million, which will expire in varying amounts from 2013 to 2033. In addition, at June 30, 2012 we had foreign tax credit carryforwards of $45.1 million, which will expire in varying amounts from 2017 to 2020.

Beginning in fiscal year 2012, the Company no longer provides deferred taxes on current or the cumulative earnings of the acquired Towers Perrin Canadian subsidiary. In March 2012, the Company repatriated $51.5 million from its Canadian subsidiary, reducing the cumulative deferred tax liability to zero. At June 30, 2011, the cumulative deferred tax liability on unremitted earnings was $3.7 million.

We continue to assert that the historical cumulative earnings of our foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. These earnings relate to ongoing operations and at June 30, 2012 were approximately $849.6 million. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

At June 30, 2012, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $39.3 million. This liability can be reduced by $12.6 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The entire net difference of $26.7 million, if recognized, would impact our effective tax rate. During the year, the liability for unrecognized tax benefits, excluding interest and penalties, decreased by $0.5 million.

A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at July 1	$39,784	$33,266	$9,414
Increases related to current year acquisitions	—	—	24,515
Increases related to tax positions in prior years	2,216	797	1,257
Decreases related to tax positions in prior years	(5,705)	(3,744)	(4,245)
Decreases related to settlements	(86)	—	(283)
Decreases related to lapse in statute of limitations	(376)	(485)	(1,781)
Increases related to current year tax positions	4,112	8,378	4,830
Cumulative translation adjustment	(636)	1,572	(441)

Balances at June 30	$39,309	$39,784	$33,266

The liability for the periods ended June 30, 2011 and 2010, respectively, may be reduced by $8.8 million and $7.4 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2012, we had cumulative accrued interest of $5.6 million and penalties of $0.3 million, totaling $5.9 million. At June 30, 2011, we had accrued interest of $4.0 million and penalties of $0.4 million, totaling $4.4 million.

Tax expense for the fiscal year ended June 30, 2012 includes interest expense of $1.3 million and a tax benefit for penalties of $0.1 million. Tax expense for the fiscal year ended June 30, 2011 includes interest expense of $0.6 million and no penalties. Tax expense for the year ended June 30, 2010 includes an interest benefit of $0.9 million and a penalty benefit of $0.3 million.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of $10.0 million to $11.0 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under examinations by the Internal Revenue Service for the 2010 and 2011 consolidated U.S. federal income tax returns. The Company has not been advised of any material adjustments. We are also under income tax examinations in certain states for tax years ranging from 2006 to 2011. The statute of limitations in certain states extends back to tax year 2002 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
United States—federal	2009 and forward
United States—various states	2002 and forward
Canada—federal	2004 and forward
Germany	2004 and forward
The Netherlands	2009 and forward
United Kingdom	2010 and forward

Note 16 — Segment Information

Towers Watson has four reportable operating segments or practice areas:

(1)	Benefits

(2)	Risk and Financial Services

(3)	Talent and Rewards

(4)	Exchange Solutions

Towers Watson’s chief operating decision maker is the chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the four reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results.

In connection with the acquisition of Extend Health, Inc. in May 2012, we added a fourth segment called Exchange Solutions. This was determined as a stand-alone fourth segment due to the differences between the Extend Health’s business strategy, market and operating margins and that of the other three segments.

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. Revenue on our consolidated statement of operations includes reimbursable expenses which are billable amounts that were directly incurred on behalf of our clients. Our revenue for our reportable segments shown in the table below is net of reimbursable expenses.

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,922,689	$817,591	$570,537	$3,617	$3,314,434
Net operating income (loss)	646,418	211,601	113,608	(714)	970,913
Depreciation and amortization	23,219	8,443	7,401	99	39,162
Receivables	548,629	185,950	140,575	619	875,773

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,857,047	$740,721	$543,507	$—	$3,141,275
Net operating income	609,133	181,970	96,791	—	887,894
Depreciation and amortization	21,888	6,239	7,342	—	35,469
Receivables	460,492	167,709	119,921	—	748,122

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2010:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,470,817	$494,961	$351,709	$—	$2,317,487
Net operating income	441,159	112,373	17,417	—	570,949
Depreciation and amortization	26,509	6,520	8,736	—	41,765
Receivables	400,169	132,487	107,465	—	640,121

A reconciliation of the information reported by segment to the consolidated amounts follows as of and for the fiscal years ended June 30, (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Revenue:
Total segment revenue	$3,314,434	$3,141,275	$2,317,487
Reimbursable expenses and other	103,302	118,176	70,342

Revenue	$3,417,736	$3,259,451	$2,387,829

Net Operating Income:
Total segment net operating income	$970,913	$887,894	$570,949
Differences in allocation methods (1)	(7,078)	18,934	7,012
Amortization of intangibles	(65,575)	(51,989)	(31,280)
Transaction and integration expenses	(86,130)	(100,535)	(87,644)
Stock-based compensation(2)	(42,308)	(76,000)	(48,006)
Discretionary compensation	(318,455)	(337,694)	(236,154)
Change in accounting method for pension(3)	(2,963)	—	—
Other, net	(48,488)	(27,447)	(10,432)

Income from operations	$399,916	$313,163	$164,445

Depreciation and Amortization Expense:
Total segment expense	$39,162	$35,469	$41,765
Intangible asset amortization, not allocated to segments	65,575	51,989	31,280
Information technology and other	48,154	43,117	28,039

Total depreciation and amortization expense	$152,891	$130,575	$101,084

Receivables:
Total segment receivables—billed and unbilled (4)	$875,773	$748,122	$640,121
Valuation differences and other	8,578	30,808	(2,607)

Total billed and unbilled receivables	884,351	778,930	637,514
Assets not reported by segment	4,472,627	4,320,020	3,936,103

Total assets	$5,356,978	$5,098,950	$4,573,617

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.
(3)	The Company had a net impact of $3.0 million during the year as a result of the cumulative effect of the change in accounting method of $6.2 million offset by a reduction in net periodic cost of $3.2 million.
(4)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.

The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
North America	$1,858,521	$1,865,299	$1,325,876	$2,263,592	$1,536,071	$1,331,241
Europe	1,267,585	1,158,567	888,076	1,110,367	1,607,604	1,352,990
Rest of World	291,630	235,585	173,877	66,131	63,650	49,232

	$3,417,736	$3,259,451	$2,387,829	$3,440,090	$3,207,325	$2,733,463

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

	Fiscal Year Ended June 30,
	2012			2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$260,213			$194,437			$120,597
Less: Income allocated to participating securities	(8,206)			(9,324)			(4,323)

Income available to common shareholders	$252,007	69,944	$3.60	$185,113	70,523	$2.62	$116,274	57,135	$2.04

Diluted EPS
Share-based compensation awards	—	320		—	64		—	115

Income available to common shareholders	$252,007	70,264	$3.59	$185,113	70,587	$2.62	$116,274	57,250	$2.03

Stock options of 108.9 thousand were outstanding as of June 30, 2010, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 18 — Unaudited Quarterly Financial Data

Summarized quarterly financial data for the years ended June 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

	2012 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$810,351	$879,710	$901,516	$826,159
Income from operations	95,009	99,134	108,883	96,890
Income before income taxes	95,787	102,333	110,245	97,867
Net income attributable to controlling interests	59,704	66,939	68,234	65,336
Earnings per share:
Net income, basic	$0.82	$0.92	$0.95	$0.91
Net income, diluted	$0.82	$0.92	$0.95	$0.91

	2011 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$751,441	$790,664	$866,081	$851,265
Income from operations	59,190	62,053	102,273	89,647
Income before income taxes	58,859	71,398	108,126	88,258
Net income attributable to controlling interests	33,242	48,103	69,236	43,856
Earnings per share:
Net income, basic	$0.45	$0.65	$0.94	$0.59
Net income, diluted	$0.45	$0.65	$0.94	$0.59

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

TOWERS WATSON & CO.

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Additions Resulting From Acquisitions	Deductions	Balance at End of Year
	Year Ended June 30, 2012
Allowance for uncollectible accounts	$12,636	$21,722	$—	$—	$(13,487)	$20,871
Allowance for unbillable accounts	16,723	3,168	—	—	—	19,891
Valuation allowance for deferred tax assets	62,454	—	4,655	—	(27,063)	40,046

	Year Ended June 30, 2011
Allowance for uncollectible accounts	$7,975	$13,004	$—	$—	$(8,343)	$12,636
Allowance for unbillable accounts	11,696	5,027	—	—	—	16,723
Valuation allowance for deferred tax assets	37,206	—	28,892	—	(3,644)	62,454

	Year Ended June 30, 2010
Allowance for uncollectible accounts	$4,452	$11,759	$—	$—	$(8,236)	$7,975
Allowance for unbillable accounts	9,115	2,581	—	—	—	11,696
Valuation allowance for deferred tax assets	10,884	—	(20,868)	47,190	—	37,206

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of Towers Watson & Co. (1)

3.2	Amended and Restated Bylaws of Towers Watson & Co. (2)

10.1	Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (3)

10.2	Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (4)

10.3	Towers Watson & Co. 2009 Long Term Incentive Plan.** (5)

10.4	Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (6)

10.5	Form of Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (7)

10.6	Form of Transaction Award pursuant to the Towers, Perrin, Forster & Crosby, Inc. Restricted Stock Unit Plan.** (8)

10.7	Form of Indemnification Agreement with directors and executive officers.** (9)

10.8	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K).** (10)

10.9	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.).** (10)

10.10	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.).* **

10.11	Share Purchase Plan 2005 (Spain).** (10)

10.12	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme.** (10)

10.13	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan.** (11)

10.14	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors.** (12)

10.15	Voluntary Deferred Compensation Plan for Non-Employee Directors.** (13)

10.16	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan.** (14)

10.17	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting)** (15)

10.18	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting) * **

10.19	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) * **

10.20	Towers Watson & Co. Incentive Compensation Plan ** (16)

21.1	Subsidiaries of Towers Watson & Co.*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2012, 2011 and 2010, and (v) Notes to the Consolidated Financial Statements***.

*	Filed herewith.
**	Designates management contracts and compensation plans.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Form S-1/A filed by the Company on September 13, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on September 28, 2011.
(3)	Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on November 8, 2011.
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 1, 2012.
(5)	Incorporated by reference to Annex G to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).
(6)	Incorporated by reference to Exhibit 10.5 to the Joint Proxy Statement/Prospectus.
(7)	Incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus.
(8)	Incorporated by reference to Exhibit 10.7 to the Joint Proxy Statement/Prospectus.
(9)	Incorporated by reference to Exhibit 10.8 to the Joint Proxy Statement/Prospectus.
(10)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.
(12)	Incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by the Company on November 9, 2011.
(13)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.
(14)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.
(15)	Incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Company on February 7, 2012.
(16)	Incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by the Company on November 9, 2011.