Form 10-Q
period 2012-09-30
Towers Watson & Co.
filed 2012-11-08
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 there were 61,834,427 outstanding shares of Class A Common Stock and 1,686,534 outstanding shares of Restricted Class A Common Stock at a par value of $0.01 per share; 5,661,591 outstanding shares of Class B-3 Common Stock at a par value of $0.01; and 5,374,287 outstanding shares of Class B-4 Common Stock at a par value of $0.01.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Revenue	$834,249	$810,351

Costs of providing services:
Salaries and employee benefits	513,869	497,473
Professional and subcontracted services	56,075	64,272
Occupancy	38,901	35,371
General and administrative expenses	82,697	62,812
Depreciation and amortization	43,607	34,507
Transaction and integration expenses	9,273	20,907

	744,422	715,342

Income from operations	89,827	95,009

(Loss)/income from affiliates	(56)	292
Interest income	694	1,316
Interest expense	(2,955)	(2,674)
Other non-operating income	2,352	1,844

Income before income taxes	89,862	95,787

Provision for income taxes	32,076	35,501

Net income before non-controlling interests	57,786	60,286

Less: Net (loss)/income attributable to non-controlling interests	(941)	582

Net income attributable to controlling interests	$58,727	$59,704

Earnings per share:
Net income attributable to controlling interests — basic	$0.82	$0.82

Net income attributable to controlling interests — diluted	$0.82	$0.82

Weighted average shares of common stock, basic (000)	71,494	73,090

Weighted average shares of common stock, diluted (000)	71,993	73,253

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net income before non-controlling interests	$57,786	$60,286

Other comprehensive income/(loss), net of tax:
Foreign currency translation	46,859	(85,925)
Defined pension and post-retirement benefit costs	(7,740)	7,448
Hedge effectiveness	(550)	(520)
Available-for-sale securities	164	(411)

Other comprehensive income/(loss) before non-controlling interests	38,733	(79,408)

Comprehensive income/(loss) before non-controlling interests	96,519	(19,122)
Comprehensive (loss)/income attributable to non-controlling interest	(144)	516

Comprehensive income/(loss) attributable to controlling interests	96,663	(19,638)

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	September 30,	June 30,
	2012	2012
Assets
Cash and cash equivalents	$377,827	$478,179
Restricted cash	157,384	171,406
Short-term investments	50,355	40,436
Receivables from clients:
Billed, net of allowances of $23,600 and $20,871	546,979	564,111
Unbilled, at estimated net realizable value	346,606	320,240

	893,585	884,351

Other current assets	182,112	185,025

Total current assets	1,661,263	1,759,397

Fixed assets, net	340,059	315,000
Deferred income taxes	149,679	157,491
Goodwill	2,288,376	2,252,555
Intangible assets, net	755,107	768,848
Other assets	123,942	103,687

Total Assets	$5,318,426	$5,356,978

Liabilities
Accounts payable, accrued liabilities and deferred income	$322,745	$333,443
Employee-related liabilities	366,916	558,222
Fiduciary liabilities	157,384	171,406
Term loan - current	6,250	—
Other current liabilities	31,768	39,911

Total current liabilities	885,063	1,102,982
Revolving credit facility	339,400	208,000
Term loan	243,750	250,000
Accrued retirement benefits and other employee-related liabilities	841,642	880,877
Professional liability claims reserve	272,285	266,619
Other noncurrent liabilities	199,877	191,183

Total Liabilities	2,782,017	2,899,661

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 63,521,654 and 63,521,654 issued and 60,393,645 and 60,666,474 outstanding	635	635
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 11,035,878 and 11,035,878 issued and 11,035,878 and 11,035,878 outstanding	110	110
Additional paid-in capital	1,841,233	1,833,799
Treasury stock, at cost — 3,128,009 and 2,855,180 shares	(184,702)	(168,901)
Retained earnings	1,167,289	1,117,622
Accumulated other comprehensive loss	(312,809)	(350,745)

Total Stockholders’ Equity	2,511,756	2,432,520

Non-controlling interest	24,653	24,797

Total Equity	2,536,409	2,457,317

Total Liabilities and Total Equity	$5,318,426	$5,356,978

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows used in operating activities:
Net income before non-controlling interests	$57,786	$60,286
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful receivables from clients	10,605	8,484
Depreciation	23,986	21,194
Amortization of intangible assets	19,622	13,313
Provision for deferred income taxes	45,899	22,455
Equity from affiliates	—	212
Stock-based compensation	10,340	16,004
Other, net	(1,036)	2,107
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(11,040)	(12,879)
Restricted cash	16,146	(15,952)
Other current assets	(23,145)	(6,952)
Other noncurrent assets	(2,483)	(13,437)
Accounts payable, accrued liabilities and deferred income	(16,214)	(27,671)
Employee-related liabilities	(200,398)	(179,690)
Fiduciary liabilities	(16,146)	21,204
Accrued retirement benefits and other employee-related liabilities	(79,016)	(2,765)
Professional liability claims reserves	3,015	(41,582)
Other current liabilities	19	143
Other noncurrent liabilities	8,266	(6,403)
Income tax related accounts	(17,889)	(4,798)

Cash flows used in operating activities	$(171,683)	$(146,727)

Cash flows used in investing activities:
Fixed assets and software for internal use	(30,662)	(33,317)
Capitalized software costs	(14,157)	(5,323)
Purchases of available-for-sale securities	(17,129)	—
Redemption of available-for-sale securities	10,545	28,328
Proceeds from divestitures	1,927	—

Cash flows used in investing activities	$(49,476)	$(10,312)

Cash flows from financing activities:
Borrowings under credit facility	309,200	75,000
Repayments under credit facility	(177,800)	—
Dividends paid	(7,056)	(5,376)
Repurchases of common stock	(16,875)	(54,765)
Payroll tax payments on vested shares	—	(6,046)
Issuances of common stock and excess tax benefit	—	1,276

Cash flows from financing activities	$107,469	$10,089

Effect of exchange rates on cash	$13,338	$(17,904)

Decrease in cash and cash equivalents	(100,352)	(164,854)

Cash and cash equivalents at beginning of period	478,179	528,923

Cash and cash equivalents at end of period	$377,827	$364,069

Supplemental disclosures:
Cash paid for interest	$1,999	$110

Cash paid for income taxes, net of refunds	$3,656	$19,747

Common stock issued upon the vesting of our SEP plan restricted stock units	$—	$16,574

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A		Class B					Accumulated
	Common	Class A	Common	Class B	Additional	Treasury		Other	Non-
	Stock	Common	Stock	Common	Paid-in	Stock, at	Retained	Comprehensive	Controlling
	Outstanding	Stock	Outstanding	Stock	Capital	Cost	Earnings	(Loss)/Income	Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)							58,727		(941)	57,786
Other comprehensive income								37,936	797	38,733
Repurchases of common stock						(16,875)				(16,875)
Exercises of stock options and purchases under our ESPP					(227)	304				77
Restricted stock unit vesting					(2,679)	770				(1,909)
Class A Common Stock:
Cash dividends declared							(9,060)			(9,060)
Stock-based compensation					10,340					10,340

Balance as of September 30, 2012	63,522	$635	11,036	$110	$1,841,233	$(184,702)	$1,167,289	$(312,809)	$24,653	$2,536,409

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 — Organization and Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC on August 29, 2012, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2012 was derived from Towers Watson’s audited financial statements.

Towers Watson was formed on January 1, 2010, upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”).

Our fiscal year 2013 began July 1, 2012 and ends June 30, 2013.

The results of operations for the three months ended September 30, 2012 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2013. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Note 2 — Acquisitions.

During the fourth quarter of the fiscal year ended June 30, 2012, we completed the acquisition of Extend Health, Inc (“Extend Health”). This acquisition was not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. The following summary is provided to provide our investors with a better understanding of this recent strategic acquisition.

Extend Health Acquisition

On May 29, 2012, Towers Watson purchased Extend Health, a leading provider of health benefit management services and operator of the largest private Medicare exchange, for $435 million in cash and assumed stock options valued at $11.2 million. See Note 11 for further information on the assumed stock options. This acquisition enables Towers Watson to provide employers with health care solutions that combine specialized retiree medical transition consulting with the choice and cost advantages of individual Medicare plans purchased on a private exchange. Extend Health now operates as a new business segment called Exchange Solutions, alongside the existing segments of Benefits, Talent and Rewards, and Risk and Financial Services. We included the results of Extend Health’s operations since its acquisition date in the Exchange Solutions segment and in our condensed consolidated financial statements.

During the fourth quarter of fiscal 2012, we recorded the tangible assets received, liabilities assumed and the preliminary fair value of intangibles as follows: $123.2 million of customer related intangibles, $26.7 million of developed technology, and less than $1.0 million of favorable lease agreements and trade name intangibles. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer-related intangibles and the relief from royalty method for the developed technology intangible. Significant assumptions used in the valuation were revenue growth rates, retention rates, expense and contributory asset charges, royalty rates and discount rates. Based on preliminary estimates, we recorded an increase to our current income tax receivables of $3.1 million for tax losses to be carried back to the June 30, 2011 U.S. federal income tax return. Also related to taxes, we recorded net deferred tax liabilities of $53.8 million. In accordance with purchase accounting under U.S. GAAP, we will not realize $14.6 million of deferred revenue associated with cash received for commissions paid by carriers for policies placed prior to the acquisition and for which no subsequent performance obligation is required. We determined that total consideration was $446.2 million, and recorded $341.0 million of goodwill related to the acquisition of Extend Health. However, we have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill.

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; foreign corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of September 30, 2012 and June 30, 2012:

	September 30, 2012				June 30, 2012
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term investments:	$50,212	$133	$(5)	$50,340	$40,213	$218	$(10)	$40,421
Other assets:
(non-current)	2,010	22	—	2,032	11,924	24	(19)	11,929

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the three months ended September 30, 2012 were $9.3 million, resulting in no realized gains/losses. Proceeds from the sale and maturities of investments for available-for-sale fixed income securities during the three months ended September 30, 2011 were $28.3 million, resulting in immaterial realized losses. There were no investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The following table reflects goodwill by segment as well as changes in those balances for the three months ended September 30, 2012:

		Risk and
		Financial	Talent and	Exchange
	Benefits	Services	Rewards	Solutions	All Other	Total
Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555
Translation adjustment	22,911	10,759	2,151	—	—	35,821

Balance as of September 30, 2012	$1,276,166	$556,621	$113,363	$341,012	$1,214	$2,288,376

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended September 30, 2012:

	Customer	Core/	Favorable
	related	developed	lease
	intangible	technology	agreements	Total

Balance as of June 30, 2012	$289,521	$103,289	$4,554	$397,364
Amortization	(11,879)	(7,743)	(264)	(19,886)
Translation adjustment	3,020	309	40	3,369

Balance as of September 30, 2012	$280,662	$95,855	$4,330	$380,847

For the three months ended September 30, 2012, we recorded $19.6 million of amortization related to our intangible assets. For the three months ended September 30, 2011, we recorded $13.3 million of amortization related to our intangible assets.

Due to integration of our Retirement practice, during the second quarter of fiscal 2012 management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our practice management. As a result, we recorded an additional $2.0 million of amortization for the three months ended September 30, 2012.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $374.3 million and $371.4 million as of September 30, 2012 and June 30, 2012, respectively. The change during the period was due to foreign currency translation.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of September 30, 2012 and June 30, 2012, this liability was $16.0 million and $17.0 million, respectively. The value of our unfavorable lease liability as of September 30, 2012 and June 30, 2012 is recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the three months ended September 30, 2012 was comprised of a reduction to rent expense of $1.0 million.

The following table reflects the carrying value of finite-lived intangible assets as of September 30, 2012 and June 30, 2012:

	As of September 30, 2012			As of June 30, 2012
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Remaining	Carrying	Accumulated	Remaining
	Amount	Amortization	Life	Amount	Amortization	Life
Finite-lived intangible assets and liabilities:
Trademark and trade name	370	370	—	370	370	—
Customer related intangibles	395,278	114,616	7.2	390,264	100,743	8.0
Core/developed technology	169,348	73,493	4.0	173,498	70,209	4.3
Favorable lease agreements	6,665	2,335	5.0	6,625	2,071	5.2

Total finite-lived intangible assets	$571,661	$190,814		$570,757	$173,393

Unfavorable lease agreements	25,875	9,836	5.4	27,670	10,707	5.6

Total finite-lived intangible liabilities	$25,875	$9,836		$27,670	$10,707

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2012, was 6.4 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2013 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset

2013	$57,757	$(1,808)
2014	71,777	(2,314)
2015	61,807	(1,998)
2016	52,171	(1,554)
2017	48,246	(1,860)
Thereafter	84,759	(2,175)

Total	$376,517	$(11,709)

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

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012:

	Fair Value Measurements on a Recurring Basis at September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,032	$9,041	$—	$11,073
Corporate bonds (a)	—	34,251	—	34,251
Foreign corporate bonds (a)	—	3,506	—	3,506
Obligations of states, municipalities and political subdivisions (a)	—	3,543	—	3,543
Equity securities (a)	1,623	—	—	1,623
Mutual funds / exchange traded funds (b)	24,956	—	—	24,956
Derivatives:
Foreign exchange forwards (c)	—	1,263	—	1,263
Liabilities:
Derivatives:
Foreign exchange forwards (c)	—	779	—	779

	Fair Value Measurements on a Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,035	$9,085	$—	$11,120
Corporate bonds (a)	—	32,494	—	32,494
Foreign corporate bonds (a)	—	3,501	—	3,501
Obligations of states, municipalities and political subdivisions (a)	—	5,234	—	5,234
Equity securities (a)	1,437	—	—	1,437
Mutual funds (b)	5,083	—	—	5,083
Derivatives:
Foreign exchange forwards (c)	—	713	—	713

Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$329	$—	$329

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in other assets on the condensed consolidated balance sheet.
(c)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2012, we recorded gains of $1.0 million for instruments still held at September 30, 2012. For the three months ended September 30, 2011, we recorded losses of $0.5 million for instruments still held at September 30, 2011. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at September 30, 2012 or 2011.

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

The U.S. Treasury securities, equity securities, exchange traded funds and mutual funds are valued using quoted market prices as of the end of the trading day. Corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions are valued based on yields currently available on comparable securities of issuers with similar credit ratings. We monitor the value of the investments for other-than-temporary impairment on a quarterly basis.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2012.

We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service. The type of procedure performed varies depending on the level of the financial asset or liability. If we determine that a price provided to us is outside our expectation, we will further examine the price, including having follow-up discussions with the pricing service. If we conclude that a price is not valid, we will adjust the price with the appropriate documentation and approvals. These adjustments do not occur frequently and have not historically been material.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At September 30, 2012, the longest outstanding maturity was eleven months. As of September 30, 2012, a net $0.5 million pretax loss has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three months ended September 30, 2012, we recognized no material gains or losses due to hedge ineffectiveness.

As of September 30, 2012 and June 30, 2012, we had cash flow hedges with a notional value of $102.2 million and $66.4 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of September 30, 2012 and June 30, 2012 was an asset of $0.5 million and $0.4 million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of September 30, 2012 and June 30, 2012 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet			Balance sheet
	location	Fair value		location	Fair value
		September 30,	June 30,		September 30,	June 30,
		2012	2012		2012	2012
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$268	$408	Other current liabilities	$(779)	$—

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	995	305	Other current liabilities	—	(329)

Total derivative assets (liabilities)		$1,263	$713		$(779)	$(329)

The effect of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended September 30, 2012 and 2011 are as follows:

Derivatives designated as hedging instruments for the three months ended September 30, 2012 and 2011:	Loss recognized in OCI (effective portion)		Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective) portion and amount excluded from effectiveness testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange forwards	$(684)	$(892)	General and administrative expenses	$230	$(26)	General and administrative expenses	$(1)	$(9)

Total	$(684)	$(892)		$230	$(26)		$(1)	$(9)

As of September 30, 2012 and June 30, 2012, we had $66.0 million and $59.1 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three months ended September 30, 2012 and 2011 are as follows:

		(Loss) Gain recognized in income
		Three Months Ended
Derivatives not designated as hedging instruments:	Location of (loss) gain	September 30,
	recognized in income	2012	2011
Foreign exchange forwards	General and administrative expenses	$(381)	$3

Total		$(381)	$3

Note 7 — Retirement Benefits.

Defined Benefit Plans

Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plans in North America and Europe. As of June 30, 2012, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and other post-retirement benefit obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries as well, representing the remaining two percent of the liability.

Effective December 31, 2010, the existing U.S. qualified and non-qualified pension plans were closed to new participants, and benefit accruals were frozen under the current benefit formulas effective December 31, 2011. On January 1, 2012, the legacy Watson Wyatt U.S. pension plan merged into the legacy Towers Perrin U.S. pension plan and it was renamed the Towers Watson pension plan. The Towers Watson pension plan in the U.S. provides predominantly lump sum benefits within a stable value plan design. Prior to the plan merger, the legacy Towers Perrin and legacy Watson Wyatt plans had different accounting policies related to the determination of the market-related value of plan assets that is used to calculate expected return on plan assets, a component of net periodic benefit cost. However as a result of the merger of the two plans, the Company was required to adopt a single method, resulting in a change in accounting principle. Previously, the legacy Towers Perrin plans in North America used a calculated value for the non-fixed income portion of the portfolio and fair value for the fixed income investments. The legacy Watson Wyatt plan used fair value for all investments in determining the market-related value of plan assets. The Company elected to adopt the fair value method in determining the market-related value of plan assets of the merged plans and the legacy Towers Perrin pension plan in Canada. The Company considered the fair value method for determining market-related value of plan assets to be a preferable method of accounting because asset-related gains and losses were subject to amortization into pension cost immediately. As of January 1, 2012, the Company evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively.

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

Beginning in 2008, the legacy Towers Perrin pension plans in the U.S. accrue benefits under the cash balance formula. Benefits are based on a percentage of the associate’s plan compensation each year. The Canadian Retirement Plan provides a choice of a defined benefit or a defined contribution. The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded. The U.K. Plan provides predominantly lump sum benefits. Benefit accruals under the U.K. plan ceased on March 31, 2008. The plans in Germany mostly provide benefits under a cash balance benefit formula. Benefits under the Netherlands plan accrue on a final pay basis on earnings up to a maximum amount each year.

Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	North		North
	America	Europe	America	Europe
Service cost	$17,938	$3,210	$16,872	$2,108
Interest cost	33,997	9,693	35,530	9,695
Expected return on plan assets	(46,286)	(10,838)	(42,181)	(11,254)
Amortization of net loss/(gain)	11,508	1,499	4,991	(612)
Amortization of prior service (credit)/cost	(2,094)	10	(2,084)	10

Net periodic benefit cost/(credit)	$15,063	$3,574	$13,128	$(53)

Employer Contributions

The Company made $54.7 million in contributions to the North American plans during the first three months of fiscal year 2013 and anticipates making $24.0 million in contributions over the remainder of the fiscal year. The Company made $16.1 million in contributions to European plans during the first three months of fiscal year 2013 and anticipates making $23.7 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

Eligible Towers Watson U.S. associates hired on or after January 1, 2011 participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay; associates vest in the employer match upon two years of service. Associates hired prior to 2011 continued participation in their respective legacy plans until January 1, 2012, at which time the legacy plans were frozen to new contributions and the associates began participation in the new savings plan design. The cost of the Company’s contributions to the plans for the three months ended September 30, 2012 and 2011 amounted to $5.6 million and $5.9 million, respectively.

The Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive a pension contribution in lieu of additional salary. The cost of the Company’s contributions to the plan for the three months ended September 30, 2012 and 2011 amounted to $5.5 million and $5.2 million, respectively.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Service cost	$445	$744
Interest cost	2,210	2,759
Expected return on plan assets	(33)	(33)
Amortization of net loss	105	577
Amortization of prior service credit	(2,066)	(2,182)

Net periodic benefit cost	$661	$1,865

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

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2012, the weighted-average interest rate on the Senior Credit Facility was 1.53%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2012, we were in compliance with our covenants.

As of September 30, 2012, Towers Watson had borrowings of $339.4 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2012, Towers Watson had standby letters of credit totaling $25.2 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.3 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during the three months ended September 30, 2012 was 1.50%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than Professional Consultants Insurance Company (“PCIC”) a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

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

Legal Proceedings

From time to time, Towers Watson and its subsidiaries, including Watson Wyatt and Towers Perrin, are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the material pending claims against Towers Watson and its subsidiaries. We do not expect the impact of claims not described below to be material to Towers Watson’s financial statements. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.

Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 and ending July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy period beginning July 1, 2012 and ending July 1, 2013. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

This structure effectively results in Towers Watson and SMIC bearing the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from PCIC. A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer from unaffiliated reinsurance companies. Post-Merger, Towers Watson has a 72.86% ownership interest in PCIC and, as a result, PCIC’s results are consolidated in Towers Watson’s operating results. The PCIC insurance policies will continue to cover professional liability claims above a $1 million per claim self-insured retention for claims reported during the periods these policies were in effect, effectively resulting in self-insurance for the first $25 million of aggregate loss for each of Watson Wyatt and Towers Perrin above the $1 million per claim self-insured retention. As a result of consolidating PCIC’s results of operations in our consolidated financial statements, the impact of PCIC’s reserve development may result in fluctuations in Towers Watson’s earnings that could be significant.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan or Pao has moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and has taken the motion under advisement. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees paid for consulting services, and attorney’s fees. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses and plans to continue to defend vigorously against these legal proceedings. The discovery phase of these legal proceedings has commenced. A mediation took place on September 5, 2012. The dispute remains extant. At this time, no material loss is probable.

Note 9 — Comprehensive Income/(Loss).

Comprehensive income /(loss) as presented in the accompanying condensed consolidated statements of comprehensive income includes net income, foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) balance by component are provided in the following table for the three months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Before tax	Tax	After tax	Before tax	Tax	After tax
Other comprehensive income/(loss):
Foreign currency translation	$46,859	$—	$46,859	$(85,925)	$—	$(85,925)
Defined pension and post-retirement benefit costs	(11,496)	3,756	(7,740)	7,703	(255)	7,448
Hedge effectiveness	(915)	365	(550)	(866)	346	(520)
Available-for-sale securities	224	(60)	164	(575)	164	(411)

Other comprehensive income/(loss) before non-controlling interests	$34,672	$4,061	$38,733	$(79,663)	$255	$(79,408)

Note 10 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares listed in the table below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock to the sellers as consideration. The Class B-3 and B-4 common stock, par value $0.01 per share, will generally convert into freely tradable Class A common stock on January 1, 2013 and January 1, 2014, respectively.

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. On January 1, 2012, 5,547,733 shares of Class B-2 common stock converted to freely tradable Class A common stock. The remaining outstanding shares of Towers Watson Class B common stock as of September 30, 2012 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on the following timetable:

Stock Class	Number of Shares	Conversion Date
B-3	5,661,591	January 1, 2013
B-4	5,374,768	January 1, 2014

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”), of which an estimated 10%, or 424,898 shares, are expected to be forfeited by current associate Restricted Class A shareholders who are subject to a service condition. The service condition is fulfilled from grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapses annually on January 1 and the Restricted Class A shares become freely tradable shares of Class A common stock on such dates. Forfeited shares will be distributed after January 1, 2013 to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. Dividends on forfeited shares are distributed with the associated shares after January 1, 2013. The shares listed in the table below reflect a reduction of shares for forfeitures and acceleration of vesting due to voluntary and involuntary associate terminations and reflect the outstanding Restricted Class A shares as of September 30, 2012.

Stock	Number of Shares	Vesting Date
Restricted A	1,688,736	January 1, 2013

We recorded $4.5 million and $9.8 million of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger for the three months ended September 30, 2012 and 2011, respectively.

The graded method of expense methodology assumes that the restricted shares are issued to Towers Perrin RSU holders in equal amounts of shares which vest as separate awards over one, two and three years.

Note 11 — Share-Based Compensation.

Restricted Stock Units

Executives and Employees

The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to our 2009 Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program (LTIP) and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.

2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers for the 2012 to 2015 performance period. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2012, we recorded $0.3 million of stock-based compensation related to these grants. For the three months ended September 30, 2011, we recorded $0.6 million of stock-based compensation related to these grants.

2011 LTIP. During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2012, we recorded $0.2 million of stock-based compensation related to these grants. For the three months ended September 30, 2011, we recorded $1.2 million of stock-based compensation related to these grants.

2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs, were granted to certain employees under our Select Equity Plan. The RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2012, we recorded $1.2 million of non-cash stock based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs, were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2012, we recorded $1.1 million of non-cash stock based compensation related to these grants. For the three months ended September 30, 2011, we recorded $3.7 million of non-cash stock based compensation related to these grants.

Outside Directors

The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2013. During the three months ended September 30, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.5 million and $0.5 million, respectively, for the three months ended September 30, 2012 and 2011.

Stock Options

There were no grants of stock options during the three months ended September 30, 2012.

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards were less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the consideration price. The fair value of the remaining 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value and exercise price for 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of related compensation expense in fiscal 2012. We recorded non-cash stock based compensation related to these awards for our Exchange Solutions segment employees of $2.3 million for the three months ended September 30, 2012.

Note 12 — Income Taxes.

Provision for income taxes for the three months ended September 30, 2012 was $32.1 million, compared to $35.5 million for the three months ended September 30, 2011. The effective tax rate was 35.7% for the three months ended September 30, 2012 and 37.1% for the three months ended September 30, 2011. The decrease in the effective tax rate is primarily due to the establishment of valuation allowances in foreign jurisdictions in the three months ended September 30, 2011.

Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized. There were no material changes in the tax liability for uncertain tax positions compared to the prior year ended June 30, 2012.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $28.0 million to $30.0 million, excluding interest and penalties.

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

In connection with the acquisition of Extend Health in May 2012, we added a fourth segment called Exchange Solutions. We determined to designate the Extend Health business as a stand-alone fourth segment due to the differences between Extend Health’s business strategy, market and operating margins and that of the other three segments.

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).

The table below presents specified information about reported segments for the three months ended September 30, 2012:

		Risk and	Talent and	Exchange
	Benefits	Financial Services	Rewards	Solutions	Total
Revenue (net of reimbursable expenses)	$457,128	$192,407	$140,235	$13,918	$803,688
Net operating income	135,854	36,577	25,791	(5,765)	192,457

The table below presents specified information about reported segments for the three months ended September 30, 2011:

		Risk and	Talent and	Exchange
	Benefits	Financial Services	Rewards	Solutions	Total
Revenue (net of reimbursable expenses)	$454,506	$194,138	$139,791	$—	$788,435
Net operating income	144,280	49,512	25,214	—	219,006

A reconciliation of the information reported by segment to the consolidated amounts follows for the three months ended September 30 (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue:
Total segment revenue	$803,688	$788,435
Reimbursable expenses and other	30,561	21,916

Revenue	$834,249	$810,351

Net Operating Income:
Total segment net operating income	$192,457	$219,006
Differences in allocation methods (1)	17,079	14,623
Amortization of intangibles	(19,603)	(13,313)
Transaction and integration expenses	(9,273)	(20,907)
Stock-based compensation (2)	(8,092)	(13,725)
Discretionary compensation	(76,382)	(90,733)
Payroll tax on discretionary compensation	(4,500)	(5,481)
Other, net	(1,859)	5,539

Income from operations	$89,827	$95,009

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.

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

	Three Months Ended September 30,
	2012			2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income attributable to controlling interests	$58,727			$59,704
Less: Income allocated to participating securities	(1,387)			(2,343)

Income available to common shareholders	$57,340	69,805	$0.82	$57,361	70,223	$0.82

Diluted EPS
Share-based compensation awards	—	499		—	163

Income available to common shareholders	$57,340	70,304	$0.82	$57,361	70,386	$0.82

Note 15 — Recent Accounting Pronouncements.

Adopted

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has elected to present comprehensive income within two separate but consecutive statements and has included such disclosures within this filing.

On December 23, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain provisions of ASU 2011-05 including the indefinite deferral until further deliberation of the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The FASB also decided that during the deferral period, entities would be required to comply with all existing requirements for reclassification adjustments in ASC 220, which indicates that “an entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. In light of this deferral, we will continue to disclose certain reclassifications out of accumulated other comprehensive income as proscribed by the existing literature. All other provisions of ASU 2011-05 have been adopted within this filing.

Not Yet Adopted

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The ASU did not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company plans to adopt this ASU as part of its fiscal 2013 annual impairment test performed on April 1, 2013. The Company does not expect to have any impact to our financial statements as a result of adopting this provision.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

We are a global consulting firm focusing on providing human capital and financial consulting services.

At Towers Watson, we bring together professionals from around the world — experts in their areas of specialty — to deliver the perspectives that give organizations a clear path forward. We do this by working with clients to develop solutions in the areas of benefits, risk and capital management, and talent and rewards.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 15,500 and 14,500 full-time associates as of September 30, 2012 and June 30, 2012, respectively, in the following segments:

	September 30,	June 30,
	2012	2012
Benefits	6,700	6,600
Risk and Financial Services	2,600	2,500
Talent and Rewards	2,400	2,400
Exchange Solutions (a)	1,400	600
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	15,500	14,500

(a)	The Exchange Solutions segment headcount includes seasonal benefits advisors to supplement our full-time benefit advisors.

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the three months ended September 30, 2012, the Benefits segment contributed 57% of our segment revenue. For the same period, approximately 38% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 24% of our segment revenue for the three months ended September 30, 2012. Approximately 67% of the segment’s revenue for the three months ended September 30, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 17% of our segment revenue for the three months ended September 30, 2012. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 45% of the segment’s revenue for the three months ended September 30, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions has one line of business:

•	Extend Health.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health in May 2012, and our first quarter of fiscal year 2013 was our first full quarter of operations. The Exchange Solutions segment accounted for 2% of our segment revenue for the three months ended September 30, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to the majority of policies beginning on January 1 following corporations’ open enrollment periods. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. It is expected that the majority of enrollments will occur in our second quarter and we have hired additional seasonal benefits advisors to supplement our full-time benefit advisors and incur higher costs. The associated commission revenue with these new enrollments is deferred until the policy effective date in our third quarter and is spread over the policy period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2013 (September 30, 2012) and as of the end of fiscal year 2012 (June 30, 2012), Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, Consolidated Statements of Other Comprehensive Income for the three months ended September 30, 2012 and 2011, Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2012.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue. The three months ended September 30, 2012 and the fiscal years ended June 30, 2012 and 2011 include data of Towers Watson’s geographic regions.

	Three Months	Fiscal Year
	2013	2012	2011
United States	53%	48%	49%
United Kingdom	22	23	22
Canada	6	6	6
Germany	4	5	4
Netherlands	2	3	3

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

Our most significant expense is compensation to associates, which typically comprises approximately 69% of total costs of providing services. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses. We compensate our directors and select executives with incentive stock-based compensation plans. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. We also have non-cash stock based compensation related to a plan assumed in our merger in fiscal year 2010 and a plan assumed in our acquisition of Extend Health in fiscal year 2012.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 50% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the three months ended September 30, 2012, approximately 34% of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

There are no material changes from the Critical Accounting Policies and Estimates as previously disclosed in our 2012 Annual Report on Form 10-K, filed on August 29, 2012.

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2012		2011
Revenue	$834,249	100%	$810,351	100%

Costs of providing services:
Salaries and employee benefits	513,869	62%	497,473	61%
Professional and subcontracted services	56,075	7%	64,272	8%
Occupancy	38,901	5%	35,371	4%
General and administrative expenses	82,697	10%	62,812	8%
Depreciation and amortization	43,607	5%	34,507	4%
Transaction and integration expenses	9,273	1%	20,907	3%

	744,422	89%	715,342	88%

Income from operations	89,827	11%	95,009	12%

(Loss)/income from affiliates	(56)	—%	292	—%
Interest income	694	—%	1,316	—%
Interest expense	(2,955)	—%	(2,674)	—%
Other non-operating income	2,352	—%	1,844	—%

Income before income taxes	89,862	11%	95,787	12%

Provision for income taxes	32,076	4%	35,501	4%

Net income before non-controlling interests	57,786	7%	60,286	7%
Less: Net (loss)/income attributable to non-controlling interests	(941)	—%	582	—%

Net income attributable to controlling interests	$58,727	7%	$59,704	7%

Results of Operations for the Three Months Ended September 30, 2012

Compared to the Three Months Ended September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012 was $834.2 million, an increase of $23.9 million, or 3%, compared to $810.4 million for the three months ended September 30, 2011. Our first quarter fiscal year 2013 revenue growth is due in part to our recent acquisition of Extend Health. Our Benefits, Risk and Financial Services and Talent and Rewards segments experienced constant currency revenue growth in the first quarter of fiscal year 2013. On a constant currency basis, which excludes the effects of currency, revenue increased 3% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.5810 for first quarter of fiscal 2013 compared to 1.6078 for the first quarter of fiscal year 2012, and the average exchange rate used to translate our revenues earned in Euros was 1.2522 for the first quarter of fiscal year 2013 compared to 1.4164 for the first quarter of fiscal 2012. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 is as follows:

•

Benefits revenue was $457.1 million for the first quarter of fiscal year 2013 compared to $454.5 million for the first quarter of fiscal year 2012, an increase of 1%. On a constant currency basis, our Benefits segment revenue increased 2% due to 3% revenue growth in our Retirement practice, which makes up the majority of that segment’s revenue. This increase was from 7% revenue growth in the Americas, and we anticipate it will remain positive from a pipeline of de-risking and lump sum projects. The 3% decrease in revenue in EMEA was the result of the tough economic environment. We anticipate a stronger pipeline in the U.K. from auto enrollment activity. We hope to convert the demand for de-risking into opportunities, but we have seen a delay in the clients’ decision process, especially around discretionary projects. Our Technology and Administration Solutions practice experienced 3% revenue growth in all regions and our pipeline is strong, especially in EMEA. Our International practice experienced 1% revenue growth. This group helps to address the issues multinationals face in their compensation and benefit programs. Our Health and Group Benefits segment experienced 1% growth. The slower growth in this quarter is attributable to less special project work, likely due to delayed projects as employers await the U.S. presidential election results. Revenue in our Benefits segment increased 2% on a constant currency basis.

•

Risk and Financial Services revenue was $192.4 million for the first quarter of fiscal year 2013 compared to $194.1 million for the first quarter of fiscal year 2012, a decrease of 1%. Our Risk Consulting and Software practice experienced 2% constant currency revenue growth due to consulting services in the Americas and EMEA and strong software revenue in EMEA. Increased merger and acquisition activity drove growth in Life consulting in the Americas, while conditions remain challenging in EMEA. Our brokerage revenues declined by 2% on a constant currency basis across all markets. Our new business pipeline appears favorable but the renewal business declined. Our Investment practice had 2% constant currency growth this quarter in both the Americas and EMEA. Revenue in our Risk and Financial Services segment increased 1% on a constant currency basis.

•

Talent and Rewards revenue was $140.2 million for the first quarter of fiscal year 2013, compared to $139.8 million for the first quarter of fiscal year 2012. Our Talent and Rewards practice experienced 3% constant currency growth led by our Data, Surveys and Technology practice revenue, which had 14% revenue growth. This growth in the Americas was due to a shift in our survey delivery schedule from our second fiscal quarter to our first as surveys were delivered earlier. The Executive Compensation revenues declined by 1% on a constant currency basis. Rewards, Talent and Communication, which is primarily project oriented, declined by 5% driven by the Americas and EMEA, while Asia Pacific experienced double digit growth. Discretionary spending continued to decrease in these areas. Revenue in our Talent and Rewards segment increased 3% on a constant currency basis.

•

Exchange Solutions revenue was $13.9 million for our first full quarter of operating results of our new segment. We acquired Extend Health in the fourth quarter of fiscal year 2012. As a result of purchase accounting, we will not realize $15 million ($6 million related to fiscal year 2013) of deferred revenue associated with cash received for commissions for policies placed prior to the acquisition, as there is no subsequent performance obligation. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. During the first quarter of fiscal year 2013, Exchange Solutions was focused on enrollment activity for annual open enrollment periods for our corporate clients. As such, we expect significant costs from seasonal employees and call center activities centered related to enrolling retirees to individual health plans in our first and second fiscal quarters. The carrier commissions related to these activities is not recognized until the policy period begins, generally on January 1, which is in our third fiscal quarter.

Salaries and Employee Benefits

Salaries and employee benefits were $513.9 million for the first quarter of fiscal year 2013, an increase of $16.4 million, or 3%, compared to $497.5 million for the first quarter of fiscal year 2012. For the first quarter of fiscal year 2013, our salary expense increase was driven by an increase in base salary of $28.6 million attributable to a 7% increase in headcount and an annual increase in base salary. Our acquisition in the fourth quarter of fiscal year 2012 of Extend Health accounted for 34% of our headcount increase and our EMEA and APAC operations accounted for 63% of our headcount increase as of September 30, 2012 compared to September 30, 2011. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the Company, and as a result, our bonus expense for the first quarter of fiscal year 2013 decreased by $12.9 million compared to the first quarter of fiscal year 2012. The $4.2 million increase in our pension expense was due to decreases in discount rates. Stock-based compensation decreased $5.7 million in the current quarter primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger, offset by an increase in non-cash stock based compensation from the stock option plan that we assumed when we acquired Extend Health in May 2012. As a percentage of revenue, salaries and employee benefits increased to 62% for the first quarter of fiscal year 2013 from 61% for the first quarter of fiscal year 2012.

Professional and Subcontracted Services

Professional and subcontracted services for the first quarter of fiscal year 2013 were $56.1 million, compared to $64.3 million for the first quarter of fiscal year 2012, a decrease of $8.2 million, or 13%. The decrease was primarily due to a $4.6 million decrease of external service provider fees used to supplement our day-to-day operations and a $4.3 million decrease in external labor fees, which are reimbursable under our contracts. As a percentage of revenue, professional and subcontracted services decreased to 7% for the first quarter of fiscal year 2013 from 8% the first quarter of fiscal year 2012.

Occupancy

Occupancy expense for the first quarter of fiscal year 2013 was $38.9 million compared to $35.4 million for the first quarter of fiscal year 2012, an increase of $3.5 million, or 10%. The increase in the first quarter of fiscal year 2013 was due to new office locations related to our Extend Health acquisition, reserves due to consolidating locations and abandoning leases and the expiration of tenant improvements. As a percentage of revenue, occupancy expense increased to 5% for the first quarter of fiscal year 2013 from 4% for the first quarter of fiscal year 2012.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal year 2013 were $82.7 million, compared to $62.8 million for the first quarter of fiscal year 2012, an increase of $19.9 million, or 32%. Our professional liability expense increased $9.5 million for the first quarter of fiscal year 2013, due to a reduction of reserves in the prior year comparable period. We experienced $7.5 million of increased non-billable travel costs and general office expenses to support an expanded employee base. As a percentage of revenue, general and administrative expenses increased to 10% for the first quarter of fiscal year 2013 from 8% for the first quarter of fiscal year 2012.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of fiscal year 2013 was $43.6 million, compared to $34.5 million for the first quarter of fiscal year 2012, an increase of $9.1 million, or 26%. Our amortization expense increased $6.3 million for intangible assets related to Extend Health which was acquired in the fourth quarter of fiscal year 2012. In addition, we accelerated amortization for a software application that we acquired in the merger as management determined that its use would be discontinued in the next three to four years. Our depreciation expense on the computer hardware increased $2.6 million in first quarter of fiscal year 2013 compared to 2012, related to new computers for our associates placed into service in 2012. As a percentage of revenue, depreciation and amortization expenses increased to 5% for the first quarter of fiscal year 2013 from 4% for the first quarter of fiscal year 2012.

Transaction and Integration Expenses

Transaction and integration expense for the first quarter of fiscal year 2013 was $9.3 million, compared to $20.9 million for the first quarter of fiscal year 2012, a decrease of $11.6 million, or 56%. The decrease was principally due to fees paid in prior years for information technology integration and to terminate leases for our office integration. As a percentage of revenue, transaction and integration expenses decreased to 1% for the first quarter of fiscal year 2013 from 3% for the first quarter of fiscal year 2012.

(Loss)/Income from Affiliates

Loss from affiliates for the first quarter of fiscal year 2013 was $0.1 million compared to income from affiliates of $0.3 million for the first quarter of fiscal year 2012. In the second quarter of fiscal year 2012, we purchased a majority ownership in Fifth Quadrant and consolidated its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Interest Income

Interest income was $0.7 million and $1.3 million for the first quarter of fiscal year 2013 and fiscal year 2012, respectively, due to lower interest rates on cash balances held in Europe.

Interest Expense

Interest expense was $3.0 million for the first quarter of fiscal year 2013, compared to $2.7 million for the first quarter of fiscal year 2012. The increase is primarily attributable to borrowing associated with the Extend Health acquisition, partially offset by the maturity of the Subordinated Notes in March 2012.

Other Non-Operating Income

Other non-operating income for the first quarter of fiscal year 2013 was $2.4 million, compared to $1.8 million for the first quarter of fiscal year 2012.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2012 was $32.1 million, compared to $35.5 million for the three months ended September 30, 2011. The effective tax rate was 35.7% for the three months ended September 30, 2012 and 37.1% for the three months ended September 30, 2011. The decrease in the effective tax rate is primarily due to the establishment of valuation allowances in foreign jurisdictions in the prior year. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the three months ended September 30, 2012 was $58.7 million, a decrease of $1.0 million, or 2%, compared to $59.7 million for the three months ended September 30, 2011.

Diluted Earnings Per Share

Diluted earnings per share was $0.82 for the three months ended September 30, 2012 and 2011.

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

Our cash and cash equivalents at September 30, 2012 totaled $377.8 million, compared to $478.2 million at June 30, 2012. The decrease in cash from June 30, 2012 to September 30, 2012 was primarily due to the payment of fiscal 2012 bonuses.

Our cash and cash equivalents balance includes $48.8 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $329.0 million of cash that is available for our general use.

Our restricted cash at September 30, 2012 totaled $157.4 million, compared to $171.4 million at June 30, 2012, of which $147.0 million is available at September 30, 2012 for payment of reinsurance premiums on behalf of reinsurance clients and an additional $10.4 million is held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2012, $317.9 million of Towers Watson’s total cash and cash equivalents balance of $377.8 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

As of September 30, 2012, we have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries, because such earnings are considered indefinitely reinvested outside the United States. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2012, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows Used in Operating Activities.

Cash flows used in operating activities was $171.7 million for the first quarter of fiscal 2013 compared to cash flows used in operating activities of $146.7 million for the first quarter of fiscal 2012. This additional use of cash in the first quarter of fiscal 2013 is primarily attributable to an additional $52.3 million of contributions to our pension plans as compared to the first quarter of fiscal 2012. This was partially offset by an additional $23.4 million in deferred tax expense.

The allowance for doubtful accounts increased $2.7 million from June 30, 2012 to September 30, 2012. The number of days of sales outstanding increased to 92 at September 30, 2012 compared to 90 at June 30, 2012.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first quarter of fiscal 2013 were $49.5 million, compared to $10.3 million of cash flows used in investing activities for the first quarter of fiscal 2012. The additional cash used in investing activities during the first quarter of fiscal 2013 reflects purchases of available-for-sale securities of $17.1 million along with $17.8 million less redemptions of available-for-sale securities primarily by our captive insurance companies.

Cash Flows From Financing Activities.

Cash flows from financing activities for the first quarter of fiscal 2013 were $107.5 million, compared to cash flows from financing activities of $10.1 million for the first quarter of fiscal year 2012. This additional cash provided by financing activities in the first quarter of fiscal 2013 is primarily due to increased net borrowings of $56.4 million and a $37.9 million reduction in repurchases of common stock.

During the three months ended September 30, 2012, the average outstanding balance on our Senior Credit Facility was $230.5 million and the largest outstanding balance was $365.9 million.

Capital Commitments

Capital expenditures were $30.7 million for the first three months of fiscal year 2013. Anticipated commitments of capital funds are estimated at $50 million for the remainder of fiscal year 2013. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the three months ended September 30, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share, payable in October 2012. Total dividends paid in the three months ended September 30, 2012 and 2011 were $7.1 million and $5.4 million, respectively.

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2013 are projected to be approximately $47.7 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $39.2 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $28.0 million to $30.0 million, excluding interest and penalties.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2012, the weighted-average interest rate on the Senior Credit Facility was 1.53%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2012, we were in compliance with our covenants.

As of September 30, 2012, Towers Watson had borrowings of $339.4 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2012, Towers Watson had standby letters of credit totaling $25.2 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.3 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during the three months ended September 30, 2012 was 1.50%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

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

We define Adjusted EBITDA as net income before non-controlling interests adjusted for provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income before non-controlling interests, Adjusted Net Income Attributable to Controlling Interests to net income attributable to controlling interests and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below.

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$57,786	$60,286
Provision for income taxes	32,076	35,501
Interest, net	2,261	1,358
Depreciation and amortization	43,607	34,507
Transaction and integration expenses	9,273	20,907
Stock-based compensation (a)	6,840	11,134
Other non-operating income (b)	(2,296)	(2,136)

Adjusted EBITDA	$149,547	$161,557

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.
(b)	Other non-operating income includes income from affiliates and other non-operating income.

A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended September 30, 2012
(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$58,727
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	12,606
Transaction and integration expenses including severance	5,963
Stock-based compensation (d)	4,399

Adjusted net income attributable to controlling interests	$81,695

Weighted average shares of common stock — diluted (000)	71,993

Earnings per share — diluted, as reported	0.82
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.17
Transaction and integration expenses including severance	0.08
Stock-based compensation	0.06

Adjusted earnings per share — diluted	$1.13

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at a rate of 35.69%.
(d)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

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

For the policy period beginning July 1, 2011 and ending July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy period July 1, 2012 and ending July 1, 2013. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains $10 million in the aggregate above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above these retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2012, we had a $204.6 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $202.2 million as of June 30, 2012. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 4 — Goodwill and Intangible Assets; Note 7 — Retirement Benefits; Note 8 — Debt, Commitments and Contingent Liabilities; Note 10 — Restricted Stock; Note 12 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make profitable acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisition of Extend Health is not profitable or is not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2013;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

•

our newly-acquired Extend health business fails to maintain good relationships with insurance carriers, becomes dependent upon a limited number of insurance carriers or fails to develop new insurance carrier relationships;

•	changes and developments in the health insurance system in the United States;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;

and other factors as discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed on August 29, 2012 with the SEC. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

Foreign Currency Risk

For the three months ended September 30, 2012, 47% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency.

Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2012, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $3.6 million, or 6%, for the three months ended September 30, 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, receive revenue (either internal or external) in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future. In certain circumstances, Towers Watson will choose to internally offset currency exposures, where such natural offsets have been identified.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally accepted accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. As of September 30, 2012, legal entities representing approximately 89% of our revenues had been deployed on our new system. The deployment of the system to remaining legal entities is expected to be completed in multiple phases through fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the deployment. During each phase of the deployment, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, our management has updated and continues to update the system of internal control over the impacted areas.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2012.

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2012 Annual Report on Form 10-K, filed on August 29, 2012. We urge you to read the risk factors contained in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of September 30, 2012, 788,189 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of September 30, 2012, the entire $150 million remained available for the repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the first quarter of fiscal year 2013 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2012 through July 31, 2012	168,000	$59.54	168,000	3,739,710
August 1, 2012 through August 31, 2012	24,000	58.60	24,000	3,715,710
September 1, 2012 through September 30, 2012	100,000	54.57	100,000	3,615,710

	292,000		292,000

(a)	All of the shares of Class A Common Stock repurchased in the first quarter of fiscal year 2013 were repurchased under the plan approved by our Board of Directors to offset Dilution.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on September 28, 2012, the last trading day of our fiscal year, of $53.05.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2012, and (vi) Consolidated Statements of Other Comprehensive Income for the three month September 30, 2012 and 2011 and (vii) Notes to Condensed Consolidated Financial Statements**.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	November 7, 2012
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	November 7, 2012
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Michael M. Thomson	November 7, 2012
Name: Michael M. Thomson	Date
Title: Controller (Chief Accounting Officer)