Form 10-Q
period 2012-12-31
Towers Watson & Co.
filed 2013-02-07
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, there were 68,665,019 outstanding shares of Class A Common Stock at a par value of $0.01 per share, and 5,374,768 outstanding shares of Class B-4 Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenue	$946,245	$879,710	$1,780,494	$1,690,061

Costs of providing services:
Salaries and employee benefits	579,569	535,303	1,093,438	1,032,776
Professional and subcontracted services	71,621	78,749	127,696	143,021
Occupancy	35,684	32,689	74,585	68,060
General and administrative expenses	86,993	72,284	169,690	135,096
Depreciation and amortization	45,665	38,648	89,272	73,155
Transaction and integration expenses	9,152	22,903	18,425	43,810

	828,684	780,576	1,573,106	1,495,918

Income from operations	117,561	99,134	207,388	194,143

(Loss) income from affiliates	—	(124)	(56)	168
Interest income	811	842	1,505	2,158
Interest expense	(3,605)	(3,821)	(6,560)	(6,495)
Other non-operating income	2,696	6,302	5,048	8,146

Income before income taxes	117,463	102,333	207,325	198,120

Provision for income taxes	36,856	36,922	68,932	72,423

Net income before non-controlling interests	80,607	65,411	138,393	125,697

Less: Net loss attributable to non-controlling interests	(1,683)	(1,528)	(2,624)	(946)

Net income attributable to controlling interests	$82,290	$66,939	$141,017	$126,643

Earnings per share:
Net income attributable to controlling interests — basic	$1.15	$0.92	$1.98	$1.74

Net income attributable to controlling interests — diluted	$1.15	$0.92	$1.96	$1.73

Weighted average shares of common stock, basic (000)	71,257	72,417	71,376	72,753

Weighted average shares of common stock, diluted (000)	71,847	72,769	71,920	73,011

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income before non-controlling interests	$80,607	$65,411	$138,393	$125,697

Other comprehensive (loss)/income, net of tax:
Foreign currency translation	1,864	(821)	48,723	(86,746)
Defined pension and post-retirement benefit costs	(9,383)	(23)	(17,123)	7,425
Hedge effectiveness	(246)	54	(796)	(466)
Available-for-sale securities	(108)	(196)	56	(607)

Other comprehensive (loss)/income before non-controlling interests	(7,873)	(986)	30,860	(80,394)

Comprehensive income before non-controlling interests	72,734	64,425	169,253	45,303
Comprehensive loss attributable to non-controlling interest	(1,612)	(1,906)	(1,756)	(1,390)

Comprehensive income attributable to controlling interests	74,346	66,331	171,009	46,693

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Cash and cash equivalents	$420,786	$478,179
Restricted cash	120,726	171,406
Short-term investments	34,912	40,436
Receivables from clients:
Billed, net of allowances of $19,491 and $20,871	570,165	564,111
Unbilled, at estimated net realizable value	337,379	320,240

	907,544	884,351

Other current assets	189,211	185,025

Total current assets	1,673,179	1,759,397

Fixed assets, net	353,874	315,000
Deferred income taxes	154,862	157,491
Goodwill	2,294,205	2,252,555
Intangible assets, net	735,940	768,848
Other assets	125,140	103,687

Total Assets	$5,337,200	$5,356,978

Liabilities
Accounts payable, accrued liabilities and deferred income	$356,247	$333,443
Employee-related liabilities	422,967	558,222
Fiduciary liabilities	120,726	171,406
Term loan — current	12,500	—
Other current liabilities	50,505	39,911

Total current liabilities	962,945	1,102,982
Revolving credit facility	275,000	208,000
Term loan	237,500	250,000
Accrued retirement benefits and other employee-related liabilities	828,995	880,877
Professional liability claims reserve	260,085	266,619
Other noncurrent liabilities	205,339	191,183

Total Liabilities	2,769,864	2,899,661

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 63,490,364 and 63,521,654 issued and 60,001,661 and 60,666,474 outstanding	635	635
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 11,035,878 and 11,035,878 issued and 11,035,878 and 11,035,878 outstanding	110	110
Additional paid-in capital	1,851,968	1,833,799
Treasury stock, at cost — 3,488,703 and 2,855,180 shares	(203,716)	(168,901)
Retained earnings	1,216,051	1,117,622
Accumulated other comprehensive loss	(320,753)	(350,745)

Total Stockholders’ Equity	2,544,295	2,432,520

Non-controlling interest	23,041	24,797

Total Equity	2,567,336	2,457,317

Total Liabilities and Total Equity	$5,337,200	$5,356,978

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from/(used in) operating activities:
Net income before non-controlling interests	$138,393	$125,697
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	7,824	7,461
Depreciation	49,380	42,491
Amortization of intangible assets	39,892	30,665
Provision for deferred income taxes	27,936	29,880
Equity from affiliates	—	212
Stock-based compensation	23,260	36,401
Other, net	(2,651)	(916)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(19,819)	(81,445)
Restricted cash	53,063	18,900
Other current assets	(18,865)	(4,900)
Other noncurrent assets	589	(29,654)
Accounts payable, accrued liabilities and deferred income	22,717	(6,488)
Employee-related liabilities	(144,650)	(148,842)
Fiduciary liabilities	(53,063)	(13,257)
Accrued retirement benefits and other employee-related liabilities	(111,077)	(30,580)
Professional liability claims reserves	(8,996)	(38,842)
Other current liabilities	1,559	1,572
Other noncurrent liabilities	9,099	(1,237)
Income tax related accounts	6,780	9,423

Cash flows from/(used in) operating activities	$21,371	$(53,459)

Cash flows used in investing activities:
Cash paid for business acquisitions	(185)	(3,012)
Cash acquired from business acquisitions	—	2,101
Fixed assets and software for internal use	(54,493)	(65,464)
Capitalized software costs	(29,007)	(9,145)
Purchases of available-for-sale securities	(18,083)	—
Redemption of available-for-sale securities	27,670	45,919
Proceeds from divestitures	3,682	—

Cash flows used in investing activities	$(70,416)	$(29,601)

Cash flows used in financing activities:
Borrowings under credit facility	376,600	75,000
Repayments under credit facility	(309,600)	(10,000)
Dividends paid	(48,715)	(11,921)
Repurchases of common stock	(36,531)	(90,966)
Payroll tax payments on vested shares	(1,750)	(6,046)
Issuances of common stock and excess tax benefit	—	1,856

Cash flows used in financing activities	$(19,996)	$(42,077)

Effect of exchange rates on cash	$11,648	$(17,699)

Decrease in cash and cash equivalents	(57,393)	(142,836)

Cash and cash equivalents at beginning of period	478,179	528,923

Cash and cash equivalents at end of period	$420,786	$386,087

Supplemental disclosures:
Cash paid for interest	$4,460	$698

Cash paid for income taxes, net of refunds	$32,904	$33,217

Common stock issued upon the vesting of our SEP plan restricted stock units	$—	$16,574

Common stock withheld for taxes associated with vesting of Restricted A Shares	$1,750	$—

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)	—	—	—	—	—	—	141,017	—	(2,624)	138,393
Other comprehensive income	—	—	—	—	—	—	—	29,992	868	30,860
Repurchases of common stock	—	—	—	—	—	(36,531)	—	—	—	(36,531)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(1,750)	—	—	—	(1,750)
Exercises of stock options	—	—	—	—	(2,178)	2,479	—	—	—	301
Restricted stock unit vesting	(91)	—	—	—	(2,913)	987	—	—	—	(1,926)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(42,588)	—	—	(42,588)
Stock-based compensation	—	—	—	—	23,260	—	—	—	—	23,260

Balance as of December 31, 2012	63,431	$635	11,036	$110	$1,851,968	$(203,716)	$1,216,051	$(320,753)	$23,041	$2,567,336

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

Our fiscal year 2013 began July 1, 2012 and ends June 30, 2013.

The results of operations for the three and six months ended December 31, 2012 are not indicative of the results that can be expected for the entire fiscal year ending June 30, 2013. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

Note 2 — Acquisitions.

During the fourth quarter of the fiscal year ended June 30, 2012, we completed the acquisition of Extend Health, Inc. (“Extend Health”). This acquisition was not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. The following summary is included to provide our investors with a better understanding of this recent strategic acquisition.

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

During the fourth quarter of fiscal 2012, we recorded the tangible assets received, liabilities assumed and the preliminary fair value of intangibles as follows: $123.2 million of customer related intangibles, $26.7 million of developed technology, and less than $1.0 million of favorable lease agreements and trade name intangibles. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer-related intangibles and the relief from royalty method for the developed technology intangible. Significant assumptions used in the valuation were revenue growth rates, retention rates, expense and contributory asset charges, royalty rates and discount rates. We recorded current income tax receivables of $2.7 million for tax losses to be carried back to the June 30, 2011 U.S. federal income tax return. Also related to taxes, we recorded net deferred tax liabilities of $53.8 million. In accordance with purchase accounting under U.S. GAAP, we will not realize $14.6 million of deferred revenue associated with cash received for commissions paid by carriers for policies placed prior to the acquisition and for which no subsequent performance obligation is required. We determined that total consideration was $446.2 million, and recorded $341.5 million of goodwill related to the acquisition of Extend Health. The acquisition accounting was finalized during the second quarter of fiscal 2013.

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; foreign corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of December 31, 2012 and June 30, 2012:

	December 31, 2012				June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:	$34,843	$59	$(6)	$34,896	$40,213	$218	$(10)	$40,421
Other assets:
(non-current)	—	—	—	—	11,924	24	(19)	11,929

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the six months ended December 31, 2012 were $26.5 million, resulting in no realized gains/losses and during the six months ended December 31, 2011 were $45.9 million, resulting in a realized gain of $0.09 million, as certain investments were sold prior to maturity. There were no investments that have been in a continuous loss position for more than nine months, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The following table reflects goodwill by segment as well as changes in those balances for the six months ended December 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555
Goodwill acquired	—	593	—	453	—	1,046
Translation adjustment	26,343	11,428	2,833	—	—	40,604

Balance as of December 31, 2012	$1,279,598	$557,883	$114,045	$341,465	$1,214	$2,294,205

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the six months ended December 31, 2012:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2012	$289,521	$103,289	$4,554	$397,364
Amortization	(22,030)	(17,862)	(513)	(40,405)
Translation adjustment	3,759	376	44	4,179

Balance as of December 31, 2012	$271,250	$85,803	$4,085	$361,138

For the three and six months ended December 31, 2012, we recorded $20.3 million and $39.9 million, respectively, of amortization related to our intangible assets. For the three and six months ended December 31, 2011, we recorded $17.4 million and $30.7 million of amortization related to our intangible assets.

Due to integration of our Retirement business, during the second quarter of fiscal 2012 management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next two to three years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. As a result, we recorded an additional $1.7 million and $3.8 million of amortization for the three and six months ended December 31, 2012, respectively, and an additional $2.5 million of amortization for the three and six months ended December 31, 2011, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $374.8 million and $371.4 million as of December 31, 2012 and June 30, 2012, respectively. The change during the period was due to foreign currency translation.

In conjunction with the Merger, we estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of December 31, 2012 and June 30, 2012, this liability was $15.2 million and $17.0 million, respectively. The value of our unfavorable lease liability as of December 31, 2012 and June 30, 2012 is recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the six months ended December 31, 2012 was comprised of a reduction to rent expense of $1.8 million.

The following table reflects the carrying value of finite-lived intangible assets as of December 31, 2012 and June 30, 2012:

	As of December 31, 2012		As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trademark and trade name	370	370	370	370
Customer related intangibles	396,790	125,540	390,264	100,743
Core/developed technology	166,090	80,287	173,498	70,209
Favorable lease agreements	6,644	2,559	6,625	2,071

Total finite-lived intangible assets	$569,894	$208,756	$570,757	$173,393

Unfavorable lease agreements	25,682	10,502	27,670	10,707

Total finite-lived intangible liabilities	$25,682	$10,502	$27,670	$10,707

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2012 was 6.3 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2013 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset
2013	$37,671	$(1,195)
2014	71,209	(2,319)
2015	62,013	(2,004)
2016	52,438	(1,553)
2017	48,548	(1,858)
Thereafter	85,174	(2,166)

Total	$357,053	$(11,095)

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

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012:

	Fair Value Measurements on a Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,026	$1,503	$—	$3,529
Corporate bonds (a)	—	28,535	—	28,535
Foreign corporate bonds (a)	—	2,832	—	2,832
Equity securities (a)	1,559	—	—	1,559
Mutual funds / exchange traded funds (b)	26,380	—	—	26,380
Derivatives:
Foreign exchange forwards (c)	—	2,324	—	2,324

Liabilities:
Derivatives:
Foreign exchange forwards (c)	—	990	—	990

	Fair Value Measurements on a Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,035	$9,085	$—	$11,120
Corporate bonds (a)	—	32,494	—	32,494
Foreign corporate bonds (a)	—	3,501	—	3,501
Obligations of states, municipalities and political subdivisions (a)	—	5,234	—	5,234
Equity securities (a)	1,437	—	—	1,437
Mutual funds (b)	5,083	—	—	5,083
Derivatives:
Foreign exchange forwards (c)	—	713	—	713

Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$329	$—	$329

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in other assets on the condensed consolidated balance sheet.
(c)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended December 31, 2012, we recorded gains of $1.8 million and $2.6 million, respectively, for instruments still held at December 31, 2012. For the three and six months ended December 31, 2011, we recorded immaterial losses for instruments still held at December 31, 2011. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at December 31, 2012 or 2011.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended December 31, 2012.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At December 31, 2012, the longest outstanding maturity was 11 months. As of December 31, 2012, a net $0.9 million pretax loss has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the three and six months ended December 31, 2012, we recognized no material gains or losses due to hedge ineffectiveness.

As of December 31, 2012 and June 30, 2012, we had cash flow hedges with a notional value of $110.6 million and $66.4 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of December 31, 2012 and June 30, 2012 was an asset of $1.3 million and $0.4 million, respectively. See Note 5 Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of December 31, 2012 and June 30, 2012 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		December 31, 2012	June 30, 2012		December 31, 2012	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$9	$408	Other current liabilities	$(717)	$—

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	2,315	305	Other current liabilities	(273)	(329)

Total derivative assets (liabilities)		$2,324	$713		$(990)	$(329)

The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended December 31, 2012 and 2011 and for the six months ended December 31, 2012 and 2011 are as follows:

Derivatives designated as hedging instruments for the three months ended December 31, 2012 and 2011:	Loss recognized in OCI (effective portion)		Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange forwards	$(374)	$(194)	General and administrative expenses	$35	$(280)	General and administrative expenses	$1	$(8)

Total	$(374)	$(194)		$35	$(280)		$1	$(8)

Derivatives designated as hedging instruments for the six months ended December 31, 2012 and 2011:	Loss recognized in OCI (effective portion)		Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange forwards	$(1,058)	$(1,086)	General and administrative expenses	$266	$(306)	General and administrative expenses	$—	$1

Total	$(1,058)	$(1,086)		$266	$(306)		$—	$1

As of December 31, 2012 and June 30, 2012, we had $71.3 million and $59.1 million, respectively, of notional value of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and six months ended December 31, 2012 and 2011 are as follows:

		Gain recognized in income
Derivatives not designated as hedging instruments:	Location of gain recognized in income	Three Months Ended December 31,		Six Months Ended December 31,
		2012	2011	2012	2011
Foreign exchange forwards	General and administrative expenses	$2,455	$2,158	$2,074	$2,161

Total		$2,455	$2,158	$2,074	$2,161

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012		2011
	North America	Europe	North America	Europe
Service cost	$17,802	$3,231	$15,617	$2,078
Interest cost	34,036	9,734	35,339	9,595
Expected return on plan assets	(47,000)	(10,859)	(42,181)	(11,161)
Settlement	—	—	—	4,381
Amortization of net loss/(gain)	11,593	1,510	5,477	(607)
Amortization of prior service (credit)/cost	(2,094)	10	(2,084)	10

Net periodic benefit cost/(credit)	$14,337	$3,626	$12,168	$4,296

	Six Months Ended December 31,
	2012		2011
	North America	Europe	North America	Europe
Service cost	$35,696	$6,463	$32,450	$4,156
Interest cost	67,983	19,467	70,815	19,191
Expected return on plan assets	(93,234)	(21,719)	(84,315)	(22,323)
Settlement	—	—	—	4,381
Amortization of net loss/(gain)	23,068	3,021	10,450	(1,214)
Amortization of prior service (credit)/cost	(4,188)	21	(4,169)	21

Net periodic benefit cost	$29,325	$7,253	$25,231	$4,212

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$444	$751	$887	$1,495
Interest cost	2,206	2,731	4,412	5,485
Expected return on plan assets	(33)	(33)	(65)	(66)
Amortization of net loss	99	533	198	1,106
Amortization of prior service credit	(2,062)	(2,178)	(4,123)	(4,356)

Net periodic benefit cost	$654	$1,804	$1,309	$3,664

Employer Contributions to Defined Benefit Pension Plans

The Company made $59.0 million in contributions to the North American plans during the first six months of fiscal year 2013 and anticipates making $19.4 million in contributions over the remainder of the fiscal year. The Company made $22.6 million in contributions to European plans during the first six months of fiscal year 2013 and anticipates making $17.3 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

The cost of the Company’s contributions to the various U.S. defined contribution plans for the three months ended December 31, 2012 and 2011 amounted to $7.4 million and $7.0 million, respectively. The cost of the Company’s contributions to the plans for the six months ended December 31, 2012 and 2011 amounted to $13.0 million and $12.9 million, respectively.

The cost of the Company’s contributions to the various U.K. defined contribution plans for the three months ended December 31, 2012 and 2011 amounted to $5.7 million and $5.4 million, respectively. The cost of the Company’s contributions to the plans for the six months ended December 31, 2012 and 2011 amounted to $11.2 million and $10.6 million, respectively.

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

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2012, the weighted-average interest rate on the Senior Credit Facility was 1.51%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2012, we were in compliance with our covenants.

As of December 31, 2012, Towers Watson had borrowings of $275.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of December 31, 2012, Towers Watson had standby letters of credit totaling $25.2 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.2 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during the six months ended December 31, 2012 was 1.49%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than Professional Consultants Insurance Company (“PCIC”) a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan or Pao has moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. Towers Watson awaits confirmation as to whether the appellate court will stay briefing of the appeal and require the parties to participate in its mediation program. In that event, Towers Watson would expect the appellate court to issue a briefing schedule only after an unsuccessful conclusion of the mediation.

Towers Watson continues to believe the claims in these lawsuits are without merit and that the court’s decision to grant summary judgment in favor of defendants should be upheld on appeal. However, the outcome of any appeal is uncertain and may be unfavorable to Towers Watson. Given the stage of the proceedings, the Company has concluded that a loss is neither probable nor estimable, and that the Company is unable to estimate a reasonably possible loss or range of loss.

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

Note 9 — Comprehensive Income.

Comprehensive income /(loss) as presented in the accompanying condensed consolidated statements of comprehensive income includes net income, foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) recognized during the three and six months ended December 31, 2012 and December 31, 2011 by component are provided in the following tables:

	Three months ended December 31, 2012			Three months ended December 31, 2011
	Before tax	Tax	After tax	Before tax	Tax	After tax
Other comprehensive income/(loss):
Foreign currency translation	$1,864	$—	$1,864	$(821)	$—	$(821)
Defined pension and post-retirement benefit costs	(13,459)	4,076	(9,383)	602	(625)	(23)
Hedge effectiveness	(409)	163	(246)	89	(35)	54
Available-for-sale securities	(140)	32	(108)	(279)	83	(196)

Other comprehensive income/(loss) before non-controlling interests	$(12,144)	$4,271	$(7,873)	$(409)	$(577)	$(986)

	Six months ended December 31, 2012			Six months ended December 31, 2011
	Before tax	Tax	After tax	Before tax	Tax	After tax
Other comprehensive income/(loss):
Foreign currency translation	$48,723	$—	$48,723	$(86,746)	$—	$(86,746)
Defined pension and post-retirement benefit costs	(24,955)	7,832	(17,123)	8,305	(880)	7,425
Hedge effectiveness	(1,324)	528	(796)	(777)	311	(466)
Available-for-sale securities	84	(28)	56	(854)	247	(607)

Other comprehensive income/(loss) before non-controlling interests	$22,528	$8,332	$30,860	$(80,072)	$(322)	$(80,394)

Note 10 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares discussed below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, par value $0.01 per share, to the sellers as consideration. The Class B-3 and Class B-4 common stock generally convert into freely tradable Class A common stock on the same schedule as the Class B-3 and Class B-4 shares granted to the Towers Perrin shareholders discussed below.

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. On January 1, 2012, 5,547,733 shares of Class B-2 common stock converted to freely tradable Class A common stock. On January 1, 2013, 5,661,591 shares of Class B-3 common stock converted to freely tradable Class A common stock. The remaining 5,374,768 outstanding shares of Towers Watson Class B-4 common stock as of December 31, 2012 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on January 1, 2014.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common

Stock (“Restricted Class A shares”), of which an estimated 10% were expected to be forfeited by associate Restricted Class A shareholders who were subject to a service condition. The service condition was fulfilled from the grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapsed annually on January 1 and the Restricted Class A shares became freely tradable shares of Class A common stock on such dates.

In January 2013, 482,463 forfeited shares were canceled and a corresponding amount (plus associated dividends) was distributed from treasury stock to Towers Perrin shareholders in the form of Class A shares as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares have voting rights and receive dividends upon annual vesting of the shares. The final 1,109,212 outstanding Restricted Class A shares as of December 31, 2012 became freely tradable on January 1, 2013 and were further reduced by shares withheld for tax purposes.

For the three and six months ended December 31, 2012, we recorded $4.5 million and $9.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger.

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

Note 11 — Share-Based Compensation.

Restricted Stock Units

Executives and Employees

The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program (LTIP) and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.

2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2012, we recorded $2.8 million of stock-based compensation related to these grants.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2012, we recorded $1.2 million and $1.5 million, respectively, of stock-based compensation related to these grants. For the three and six months ended December 31, 2011, we recorded $2.8 million and $3.4 million, respectively, of stock-based compensation related to these grants.

2011 LTIP. During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2012, we recorded $0.2 million and $0.5 million, respectively, of stock-based compensation related to these grants. For the three and six months ended December 31, 2011, we recorded $3.8 million and $5.1 million, respectively, of stock-based compensation related to these grants.

2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs, were granted to certain employees under our Select Equity Plan. The RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and six months ended December 31, 2012, we recorded $1.2 million, and $2.3 million, respectively, of non-cash stock based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs, were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and six months ended December 31, 2012, we recorded $1.1 million, and $2.2 million, respectively, of non-cash stock based compensation related to these grants. For the three and six months ended December 31, 2011, we recorded $2.3 million and $6.0 million, respectively, of non-cash stock based compensation related to these grants.

Outside Directors

The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2013. During the three months ended September 30, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.2 million and $0.7 million, respectively, for the three and six months ended December 31, 2012, and $0.3 million and $0.8 million, respectively, for the three and six months ended December 31, 2011.

Stock Options

There were no grants of stock options during the three and six months ended December 31, 2012.

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the transaction consideration. The fair value of the remaining 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value and exercise price for 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of related compensation expense in fiscal 2012. We recorded non-cash stock based compensation related to these awards for our Exchange Solutions segment employees of $1.5 million and $3.9 million, respectively, for the three and six months ended December 31, 2012.

Note 12 — Income Taxes.

Provision for income taxes for the three and six months ended December 31, 2012 was $36.9 million and $68.9, respectively, compared to $36.9 million and $72.4 million, respectively, for the three and six months ended December 31, 2011. The effective tax rate was 33.2% for the six months ended December 31, 2012 and 36.6% for the six months ended December 31, 2011. The change in the effective tax rate is primarily due to a decrease resulting from legal entity restructurings in the six months ended December 31, 2012 of 1.1% and increases resulting from tax rate changes and the establishment of valuation allowances in foreign jurisdictions of 1.3% and uncertain tax positions of 1.2% in the six months ended December 31, 2011.

Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized. During the quarter, the Company recorded a $2.8 million increase in the tax liability for uncertain tax positions primarily related to legal entity restructuring impacting tax benefits expected to be taken in future tax years.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company is currently in the process of finalizing an examination with the Internal Revenue Service for the 2010 and 2011 consolidated U.S. federal income tax returns. The Company expects to settle this examination in the current fiscal year. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $25.0 million to $28.0 million, excluding interest and penalties.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (Act) was enacted and extended several expired or expiring temporary business tax provisions, including the active financing income exception, the controlled foreign corporation look through, and the research and development credit. Pursuant to ASC 740, Income Taxes, the effects of new legislation are recognized in the period of enactment. Therefore, the impact of the Act will be recorded in the third quarter, which includes the date of enactment. The Company is in the process of determining the tax impacts of the Act, however the Company does not expect a material impact as a result of the enactment.

Note 13 — Segment Information.

Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Risk and Financial Services

•	Talent and Rewards

•	Exchange Solutions

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

In connection with the acquisition of Extend Health in May 2012, we added a fourth segment called Exchange Solutions. We designated the Extend Health business as a stand-alone fourth segment due to the differences between Extend Health’s business strategy, market and operating margins and that of the other three segments.

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).

The table below presents specified information about reported segments for the three months ended December 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$519,418	$207,629	$176,185	$15,720	$918,952
Net operating income	185,817	45,551	60,078	(10,128)	281,318

The table below presents specified information about reported segments for the three months ended December 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$475,519	$205,011	$169,192	$—	$849,722
Net operating income	162,264	53,956	55,760	—	271,980

The table below presents specified information about reported segments for the six months ended December 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$976,546	$400,036	$316,420	$29,638	$1,722,640
Net operating income	321,671	82,128	85,869	(15,893)	473,775

The table below presents specified information about reported segments for the six months ended December 31, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$930,025	$399,149	$308,983	$—	$1,638,157
Net operating income	306,544	103,468	80,974	—	490,986

A reconciliation of the information reported by segment to the consolidated amounts follows for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Total segment revenue	$918,952	$849,722	$1,722,640	$1,638,157
Reimbursable expenses and other	27,293	29,988	57,854	51,904

Revenue	$946,245	$879,710	$1,780,494	$1,690,061

Net Operating Income:
Total segment net operating income	$281,318	$271,980	$473,775	$490,986
Differences in allocation methods (1)	(4,663)	(5,378)	12,416	9,245
Amortization of intangibles	(20,239)	(17,352)	(39,842)	(30,665)
Transaction and integration expenses	(9,152)	(22,903)	(18,425)	(43,810)
Stock-based compensation (2)	(10,672)	(18,118)	(18,764)	(31,843)
Discretionary compensation	(102,364)	(93,985)	(178,746)	(184,718)
Payroll tax on discretionary compensation	(5,595)	(5,365)	(10,095)	(10,846)
Other, net	(11,072)	(9,745)	(12,931)	(4,206)

Income from operations	$117,561	$99,134	$207,388	$194,143

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.

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

	Three Months Ended December 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$82,290			$66,939
Less: Income allocated to participating securities	(1,902)			(2,648)

Income available to common shareholders	$80,388	69,594	$1.15	$64,291	69,552	$0.92

Diluted EPS
Share-based compensation awards	—	590		—	352

Income available to common shareholders	$80,388	70,184	$1.15	$64,291	69,904	$0.92

	Six Months Ended December 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$141,017			$126,643
Less: Income allocated to participating securities	(3,289)			(4,990)

Income available to common shareholders	$137,728	69,700	$1.98	$121,653	69,887	$1.74

Diluted EPS
Share-based compensation awards	—	545		—	258

Income available to common shareholders	$137,728	70,245	$1.96	$121,653	70,145	$1.73

Note 15 — Recent Accounting Pronouncements.

Adopted

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Towers Watson, formed on January 1, 2010 upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. and Towers, Perrin, Forster & Crosby, Inc., is a global professional services firm focusing on providing human capital and financial consulting services.

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

In the short term, our revenue is driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of our clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, the impact of new regulations in the legal and accounting fields and the impact of our ongoing cost saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-business solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 14,600 and 14,200 full-time associates as of December 31, 2012 and June 30, 2012, respectively, in the following segments:

	December 31, 2012	June 30, 2012
Benefits	6,800	6,600
Risk and Financial Services	2,600	2,500
Talent and Rewards	2,400	2,400
Exchange Solutions	300	300
Other	300	300
Business Services (incl. Corporate and field support)	2,200	2,100

Total associates	14,600	14,200

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the six months ended December 31, 2012, the Benefits segment contributed 57% of our segment revenue. For the same period, approximately 42% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 23% of our segment revenue for the six months ended December 31, 2012. Approximately 68% of the segment’s revenue for the six months ended December 31, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 18% of our segment revenue for the six months ended December 31, 2012. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 49% of the segment’s revenue for the six months ended December 31, 2012 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has one line of business:

•	Extend Health.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health in May 2012, and our first quarter of fiscal year 2013 was our first full quarter of operations. The Exchange Solutions segment accounted for 2% of our segment revenue for the six months ended December 31, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions’ revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to the majority of policies beginning on January 1 following corporations’ open enrollment periods. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. It is expected that the majority of enrollments will occur in our second quarter and we have hired additional seasonal benefits advisors to supplement our full-time benefit advisors and incur higher costs. The associated commission revenue with these new enrollments is deferred until the policy effective date in our third quarter and is spread over the policy period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2013 (December 31, 2012) and as of the end of fiscal year 2012 (June 30, 2012), Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011, Consolidated Statements of Other Comprehensive Income for the three and six months ended December 31, 2012 and 2011, Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2012.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the six months ended December 31, 2012 and the fiscal years ended June 30, 2012 and 2011.

	Six Months Ended	Fiscal Year
	December 31, 2012	2012	2011
United States	51%	48%	49%
United Kingdom	22	23	22
Canada	6	6	6
Germany	5	5	4
Netherlands	2	3	3

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

Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses. We compensate our directors and select executives with incentive stock-based compensation plans. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value which is amortized over the expected term of the awards, generally three years. We also have non-cash stock based compensation related to a plan assumed in the Merger in fiscal year 2010 and a plan assumed in the acquisition of Extend Health in fiscal year 2012.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 50% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the six months ended December 31, 2012, approximately 35% of professional and subcontracted services represent these reimbursable services.

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

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
Revenue	$946,245	100%	$879,710	100%	$1,780,494	100%	$1,690,061	100%

Costs of providing services:
Salaries and employee benefits	579,569	61%	535,303	61%	1,093,438	61%	1,032,776	61%
Professional and subcontracted services	71,621	8%	78,749	9%	127,696	7%	143,021	8%
Occupancy	35,684	4%	32,689	4%	74,585	4%	68,060	4%
General and administrative expenses	86,993	9%	72,284	8%	169,690	10%	135,096	8%
Depreciation and amortization	45,665	5%	38,648	4%	89,272	5%	73,155	4%
Transaction and integration expenses	9,152	1%	22,903	3%	18,425	1%	43,810	3%

	828,684	88%	780,576	89%	1,573,106	88%	1,495,918	89%

Income from operations	117,561	12%	99,134	11%	207,388	12%	194,143	11%

(Loss) income from affiliates	—	—%	(124)	—%	(56)	—%	168	—%
Interest income	811	—%	842	—%	1,505	—%	2,158	—%
Interest expense	(3,605)	—%	(3,821)	—%	(6,560)	—%	(6,495)	—%
Other non-operating income	2,696	—%	6,302	1%	5,048	—%	8,146	—%

Income before income taxes	117,463	12%	102,333	12%	207,325	12%	198,120	12%

Provision for income taxes	36,856	4%	36,922	4%	68,932	4%	72,423	4%

Net income before non-controlling interests	80,607	9%	65,411	7%	138,393	8%	125,697	7%

Less: Net loss attributable to non-controlling interests	(1,683)	—%	(1,528)	—%	(2,624)	—%	(946)	—%

Net income attributable to controlling interests	$82,290	9%	$66,939	8%	$141,017	8%	$126,643	7%

Results of Operations for the Three and Six Months Ended December 31, 2012

Compared to the Three and Six Months Ended December 31, 2011

Revenue

Revenue for the three months ended December 31, 2012 was $946.3 million, an increase of $66.5 million, or 8%, compared to $879.7 million for the three months ended December 31, 2011. Revenue for the six months ended December 31, 2012 was $1.8 billion, an increase of $90.4 million, or 5%, compared to $1.7 billion for the six months ended December 31, 2011. Our new segment, Exchange Solutions, contributed 2% to our total revenue growth in the second quarter and in the first half of fiscal year 2013. Our Benefits, Risk and Financial Services and Talent and Rewards segments experienced constant currency revenue growth in the second quarter and first half of fiscal year 2013 compared to fiscal year 2012. This growth was driven by economic and regulatory changes. Our consultants developed and successfully executed an innovative strategy related to bulk lump sum project work, a de-risking process which allows organizations to reduce their pension liabilities by paying certain groups of terminated employees. In addition, our reserve improvement contributed to 1% of our total revenue increase in the second quarter. We have returned to a normalized level of cash collections as evidenced by our 82 days sales outstanding calculation for the second quarter of fiscal year 2013. In our previous three quarters we have experienced higher reserves and receivables related to the deployment of our new ERP system. On a constant currency basis, which excludes the effects of currency, revenue increased 8% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. On a constant currency basis, revenue increased 7% for the first half of fiscal 2013 compared to the first half of fiscal 2012.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6057 for the second quarter of fiscal 2013 compared to 1.5730 for the second quarter of fiscal year 2012, and the average exchange rate used to translate our revenues earned in Euros was 1.2975 for the second quarter of fiscal year 2013 compared to 1.3413 for the second quarter of fiscal 2012. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 is as follows:

•

Benefits revenue was $519.4 million for the second quarter of fiscal year 2013 compared to $475.5 million for the second quarter of fiscal year 2012, an increase of 9%. On a constant currency basis, our Benefits segment revenue increased 10% due to increased project work across all lines of business and improved reserves. The 10% increase in our Retirement business revenue, which makes up a majority of the segment, was driven by 15% revenue growth in the Americas, primarily due to the bulk lump sum projects. Bulk lump sum work refers to the de-risking process which allows organizations to pay pension liabilities to certain groups of terminated employees, therefore reducing pension liabilities. The 5% increase in revenue in EMEA was due to an increase in auto enrollment project activity in the U.K. and increased revenue in Germany. Our Technology and Administration Solutions business experienced 10% revenue growth. The growth in EMEA was driven by new administration work, and the growth in the Americas was due in part to call center support for the bulk lump sum projects. Our International business experienced 11% revenue growth. Our Health and Group Benefits business experienced 8% growth.

•

Risk and Financial Services revenue was $207.6 million for the second quarter of fiscal year 2013 compared to $205.0 million for the second quarter of fiscal year 2012, an increase of 1%. This growth was the result of mixed results of our lines of businesses with growth led by Asia Pacific and the Americas and improved reserves. Our Risk Consulting and Software business declined by 1% with revenue growth in the Americas and Asia Pacific offset by a 10% constant currency revenue decline in EMEA as discretionary spending continues to tighten. Our Investment business had 12% constant currency growth this quarter in all regions and was especially strong in EMEA. Our brokerage revenues declined by 7% on a constant currency basis. Our second quarter was impacted by lower renewals and minimal new business.

•

Talent and Rewards revenue was $176.2 million for the second quarter of fiscal year 2013, compared to $169.2 million for the second quarter of fiscal year 2012, an increase of 4%. On a constant currency basis, Talent and Rewards revenue increased 5%, led by a 10% increase in EMEA. Europe continues to be a challenging economic environment. However, a number of factors in the quarter contributed to the strong performance, including regulation in the financial sector, a renewed focus on performance management, communication related to pension changes and organizational changes and implementation of new human resource models. Our Executive Compensation business had 16% constant currency revenue growth led by EMEA. This growth was due to increased regulation and governance activity in all markets, particularly in Europe. Rewards, Talent and Communication revenue, which is primarily project oriented, increased by 6%. As expected, Data, Surveys and Technology business revenue declined slightly by 2% due to a shift in our survey delivery schedule in the previous year.

•

Exchange Solutions revenue was $15.7 million for the second quarter of fiscal year 2013, net of a $5 million purchase accounting adjustment. As our newest segment, Exchange Solutions contributed 2% to the Company’s total revenue growth for the second quarter of fiscal year 2013 compared to 2012. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Included in our revenue for the second quarter of fiscal year 2013 are commissions earned primarily from calendar year 2011 and previous years enrollments. During the first half of fiscal year 2013, Exchange Solutions was focused on enrollment activity for annual open enrollment periods for our corporate clients. The carrier commissions related to these activities are not recognized until the policy period begins, generally on January 1, which is in our third fiscal quarter. We have just completed a very successful enrollment period for January 1 effective policies where we enrolled three times the number of new members compared to Extend Health’s historical results for the past two comparable enrollment seasons. These results prove the scalability of the process and the technology.

A comparison of segment revenue for the first half of fiscal year 2013 compared to the first half of fiscal year 2012 is as follows:

•

Benefits revenue increased 5% and was $976.5 million for the first half of fiscal year 2013 compared to $930.0 million for the first half of fiscal year 2012. On a constant currency basis, Benefits revenue increased 6% due to increased project work across all lines of business. The 7% increase in our Retirement business revenue, which makes up a majority of the segment, was driven by 11% revenue growth in the Americas, primarily due to the bulk lump sum projects. While we anticipate some bulk lump sum work will continue into the second half of fiscal year 2013, most organizations had a deadline of December 31 to complete this work. The 2% increase in revenue in EMEA was due to an increase in auto enrollment project activity in the U.K. and increased revenue in Germany and the Netherlands. We expect auto-enrollment work to continue, but the general business environment in the U.K. continues to be challenging. Our Technology and Administration Solutions business experienced 7% revenue growth. The growth in EMEA was driven by new administration work, and the growth in the Americas was due in part to call center support for the bulk lump sum projects. Our International business experienced 7% revenue growth. This group helps to address the issues multinationals face in their compensation and benefit programs. Our Health and Group Benefits business experienced 4% growth, and although we have experienced some project delays, our pipeline looks strong. We anticipate that the Benefits segment should continue to have modest growth in all lines of business.

•

Risk and Financial Services revenue was $400.0 million for the first half of fiscal year 2013 compared to $399.1 million for the first half of fiscal year 2012. Our lines of business experienced mixed results with growth led by Asia Pacific and the Americas. Our Risk Consulting and Software business declined 1% due to EMEA as we continue to be cautious about Europe as discretionary spending continues to tighten. In addition, it appears likely that the timeline for European regulators to implement Solvency II may slip beyond 2014 and related project work may not reappear for some time. The decreases in EMEA were offset by revenue growth in Life consulting in the Americas due to increased merger and acquisition activity. Our Investment business had 7% constant currency growth led by EMEA. The revenue growth was due to our ability to broaden our client base beyond pension plans to sovereign wealth plans and insurers and continued confidence in our Investment pipeline. Our Brokerage revenue declined by 4% on a constant currency basis and was impacted by lower renewal business and minimal new business activity. However, our pipeline looks good for a stronger second half of the fiscal year. Overall, we expect Risk and Financial Services to slightly improve its current momentum in the second half of the fiscal year.

•

Talent and Rewards revenue increased 2% and was $316.4 million for the first half of fiscal year 2013 compared to $309.0 million for the first half of fiscal year 2012. Our Talent and Rewards business experienced 4% constant currency. Our Executive Compensation business had 8% constant currency revenue growth led by EMEA. This growth was due to increased regulation and governance activity demand in all regions, particularly in Europe. Rewards, Talent and Communication, which is primarily project oriented, remained consistent with the prior year due to tightening discretionary spending. Data, Surveys and Technology business revenue increased 4%. The market dynamics for our Talent and Rewards segment remain challenging and we expect to see mixed results for the second half of fiscal year 2013.

•

Exchange Solutions was $29.6 million for the first half of fiscal year 2013. As our newest segment, Exchange Solutions contributed 2% to the Company’s total revenue growth for the first half of fiscal year 2013 compared to 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. We have just completed a very successful enrollment period for January 1 effective policies where we enrolled three times the number of new members compared to Extend Health’s historical results for the past two comparable enrollment seasons. We would expect that these new enrollments in addition to core members, less attrition, would provide us a commission stream that will result in a successful second half of fiscal year 2013. As a result of purchase accounting, we will not realize $15 million ($12 million related to fiscal year 2013) of deferred revenue associated with cash received for commissions for policies placed prior to the acquisition, as there is no subsequent performance obligation.

Salaries and Employee Benefits

Salaries and employee benefits were $579.6 million for the second quarter of fiscal year 2013, an increase of $44.3 million, or 8%, compared to $535.3 million for the second quarter of fiscal year 2012. On a constant currency basis, salaries and employee benefits increased by 9%. For the second quarter of fiscal year 2013, our salary expense increase was driven by an increase in base salary of $24.0 million attributable to a 6.5% increase in headcount, our annual increase in base salary and the impact of foreign currency translation. Our acquisition in the fourth quarter of fiscal year 2012 of Extend Health accounted for 38% of our headcount increase and our EMEA and APAC operations accounted for 60% of our headcount increase as of December 31, 2012, compared to December 31, 2011. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the Company, and as a result, our bonus expense for the second quarter of fiscal year 2013 increased by $13.2 million compared to the second quarter of fiscal year 2012. The $3.3 million increase in our pension expense was due to decreases in discount rates. Stock-based compensation decreased $7.5 million in the current quarter primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger, offset by an increase in non-cash stock based compensation from the stock option plan that we assumed when we acquired Extend Health in May 2012. As a percentage of revenue, salaries and employee benefits remained consistent and was 61% for the second quarter of fiscal years 2013 and 2012.

Salaries and employee benefits were $1.1 billion for the first half of fiscal year 2013 compared to $1.0 billion for the first half of fiscal year 2012, an increase of $60.7 million, or 6%. On a constant currency basis, salaries and employee benefits increased by 7%. This increase was primarily driven by an increase in base salary of $53.7 million attributed to a 6.5% increase in headcount and an annual increase in base salary. Our discretionary annual bonus is based on pre-bonus profitability and can fluctuate based on the operating results of the Company, and as a result, our bonus expense for the first half of fiscal year 2013 increased by $0.6 million compared to the first half of fiscal year 2012. The $7.5 million increase in our pension expense was due to decreases in discount rates. Stock-based compensation decreased $13.1 million in the current quarter primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger, offset by an increase in non-cash stock based compensation from the stock option plan that we assumed when we acquired Extend Health in May 2012. As a percentage of revenue, salaries and employee benefits remained consistent and was 61% for the first half of fiscal year 2013 and 2012.

Professional and Subcontracted Services

Professional and subcontracted services for the second quarter of fiscal year 2013 was $71.6 million, compared to $78.7 million for the second quarter of fiscal year 2012, a decrease of $7.1 million, or 9%. Our external service provider fees decreased by $4.8 million, in fiscal year 2012 we contracted with these service providers to supplement our day-to-day operations. In fiscal year 2013, our telecommunication, video conferencing, and internet services are managed by our in-house information technology department and these expenses are classified in general and administrative expenses. In addition, pass-through expenses, which are reimbursable under our contracts, decreased by $2.3 million As a percentage of revenue, professional and subcontracted services decreased to 8% for the second quarter of fiscal year 2013 from 9% the second quarter of fiscal year 2012.

Professional and subcontracted services for the first half of fiscal year 2013 were $127.7 million, compared to $143.0 million for the first half of fiscal year 2012, a decrease of $15.3 million, or 11%. Our external service provider fees decreased by $13.4 million due to a shift in the management of our telecommunication, video conferencing, and internet services to our in-house information technology department and these expenses are classified in general and administrative expenses. In addition, pass-through expenses, which are reimbursable under our contracts, decreased by $2.6 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for the first half of fiscal year 2013 compared to 8% for the first half of fiscal year 2012.

Occupancy

Occupancy expense for the second quarter of fiscal year 2013 was $35.7 million, compared to $32.7 million for the second quarter of fiscal year 2012, an increase of $3.0 million, or 9%. Occupancy expense for the first half of fiscal year 2013 was $74.6 million, compared to $68.1 million for the first half of fiscal year 2012, an increase of $6.5 million, or 10%. The increase was due higher rent and utilities, a decrease in sublease income and lower tenant improvement allowances. As a percentage of revenue, occupancy expense was 4% for the three and six months ended December 31, 2012 and 2011.

General and Administrative Expenses

General and administrative expenses for the second quarter of fiscal year 2013 was $87.0 million, compared to $72.3 million for the second quarter of fiscal year 2012, an increase of $14.7 million, or 20%. General and administrative expenses for the first half of fiscal year 2013 was $169.7 million, compared to $135.1 million for the first half of fiscal year 2012, an increase of $34.6 million, or 26%. Our professional liability expense increased $6.2 million and $15.7 million in our second quarter and first half of fiscal year 2013 compared to 2012, respectively, due to a reduction in our reserves in fiscal year 2012 from favorable claims experience and IBNR. We also experienced an increase of $7.3 million and $11.7 million in our telecommunications, video conferencing and internet expenses for the second quarter and first half of fiscal year 2013 compared to 2012, respectively. These expenses were classified in professional and subcontracted services in fiscal year 2012 as we previously contracted with an external service provider for these services. In addition, our new segment Exchange Solutions was formed in the fourth quarter of fiscal year 2012 contributing to higher general and administrative expenses in fiscal year 2013. As a percentage of revenue, general and administrative expenses were 9% and 10% for the three and six months ended December 31, 2012, respectively, compared to 8% for the three and six months ended December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of fiscal year 2013 was $45.7 million, compared to $38.6 million for the second quarter of fiscal year 2012, an increase of $7.0 million, or 18%. Depreciation and amortization expense for the first half of fiscal year 2013 was $89.3 million, compared to $73.2 million for the first half of fiscal year 2012, an increase of $16.1 million, or 22%. The increase is partially due to the amortization of intangibles related to our acquisition of Extend Health in the fourth quarter of fiscal year 2012. In addition, we accelerated amortization for a software application that we acquired in the Merger as management determined that its use would be discontinued in the next three to four years. A portion of the increase is also attributable to increased depreciation on the computer hardware that has been placed in service in fiscal year 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses were 5% for three and six months ended December 31, 2012 and 4% for the three and six months ended December 31, 2011.

Transaction and Integration Expenses

Transaction and integration expenses for the second quarter of fiscal year 2013 was $9.2 million, compared to $22.9 million for the second quarter of fiscal year 2012, a decrease of $13.8 million, or 60%. Transaction and integration expenses for the first half of fiscal year 2013 was $18.4 million, compared to $43.8 million for the first half of fiscal year 2012, a decrease of $25.4 million, or 58%. The decrease was principally due to a reduction in expenses in the second quarter and first half of fiscal year 2013 as projects associated with information technology integration projects that were ongoing in fiscal year 2012 are close to completion. As a percentage of revenue, transaction and integration expenses were 1% for the three and six months ended December 31, 2012 and 3% for the three and six months ended December 31, 2011.

(Loss)/Income from Affiliates

In the second quarter of fiscal year 2012, we purchased an additional ownership in Fifth Quadrant and consolidated its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Other Non-Operating Income

Other non-operating income for the second quarter of fiscal year 2013 was $2.7 million, compared to $6.3 million for the second quarter of fiscal year 2012. Other non-operating income for the first half of fiscal year 2013 was $5.0 million, compared to $8.1 million for the first half of fiscal year 2012. In the second quarter of fiscal year 2012, we recorded $2.6 million of deferred payments from divestitures and $2.5 million gain resulting from the fair value adjustment of our investment in Fifth Quadrant upon the purchase of a controlling interest.

Provision for Income Taxes

Provision for income taxes was $36.9 million for the second quarters of both fiscal years 2013 and 2012. The effective tax rate was 31.4% for the second quarter of fiscal year 2013 and 36.1% for the second quarter of fiscal year 2012. The prior year effective tax rate includes a deferred tax expense from the impact of foreign rate changes on certain deferred tax assets of 0.9% and an increase to uncertain tax positions of 0.5%. The current year effective tax rate is lower primarily due to a decrease derived from legal entity restructurings in foreign jurisdictions of 2.4% in the second quarter of fiscal year 2013. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Provision for income taxes for the first half of fiscal year 2013 was $68.9 million with an effective tax rate of 33.2%, compared to $72.4 million with an effective tax rate of 36.6% for the first half of fiscal year 2012. The change in the effective tax rate is primarily due to a decrease resulting from legal entity restructurings in the first half of fiscal year 2013 of 1.1% and increases resulting from tax rate changes and the establishment of valuation allowances in foreign jurisdictions of 1.3% and uncertain tax positions of 1.2% in the first half of fiscal year 2012.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interests for the second quarter of fiscal year 2013 was $1.7 million, compared to $1.5 million for the second quarter of fiscal year 2012. Net loss attributable to controlling interests for the first half of fiscal year 2013 was $2.6 million compared to $0.9 million for the first half of fiscal year 2012.

Diluted Earnings Per Share

Diluted earnings per share for the second quarter of fiscal year 2013 was $1.15, compared to $0.92 for the second quarter of fiscal year 2012. Diluted earnings per share for the first half of fiscal year 2013 was $1.96, compared to $1.73 for the first half of fiscal year 2012.

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

Our cash and cash equivalents at December 31, 2012 totaled $420.8 million, compared to $478.2 million at June 30, 2012. The decrease in cash from June 30, 2012 to December 31, 2012 was primarily due to the payment of fiscal 2012 bonuses; contributions to our qualified pension plans; purchases of fixed assets; payments made for internally developed capitalized software projects by internal resources and vendors; the repurchase of outstanding stock and the acceleration of dividend payments for the remainder of fiscal year 2013 in December 2012.

Our cash and cash equivalents balance includes $48.0 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $372.8 million of cash that is available for our general use.

Our restricted cash at December 31, 2012 totaled $120.7 million, compared to $171.4 million at June 30, 2012, of which $116.4 million at December 31, 2012 was held on behalf of our reinsurance clients to pay premiums or claims and an additional $4.3 million was held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of December 31, 2012, $340.9 million of Towers Watson’s total cash and cash equivalents balance of $420.8 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2012, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From/(Used in) Operating Activities.

Cash flows from operating activities was $21.4 million for the first six months of fiscal year 2013 compared to cash flows used in operating activities of $53.5 million for the first six months of fiscal year 2012. This increase in cash provided by operations is primarily from increase in operating results from net income before non-controlling interests and increased cash collections from client receivables offset by contributions to our qualified pension plans.

The allowance for doubtful accounts decreased $1.4 million from June 30, 2012 to December 31, 2012. The number of days of sales outstanding decreased to 82 at December 31, 2012, compared to 90 at June 30, 2012.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first six months of fiscal year 2013 were $70.4 million, compared to $29.6 million of cash flows used in investing activities for the first six months of fiscal year 2012. The additional cash used in investing activities reflects smaller redemptions and greater purchases of available-for-sale securities. In addition, we had higher purchases of fixed assets and payments made for internally developed capitalized software projects by internal resources and vendors in the first half of fiscal year 2013 compared to 2012.

Cash Flows Used in Financing Activities.

Cash flows used in financing activities for the first six months of fiscal 2013 were $20.0 million, compared to cash flows used in financing activities of $42.1 million for the first six months of fiscal year 2012. This decrease in cash used in financing activities is primarily due to decreased repurchases of common stock offset by increased and accelerated dividend payments of $32.5 million to shareholders during December 2012 for dividends potentially payable in January, April, July and October 2013 in anticipation of an increase on the tax rate on dividend income.

During the six months ended December 31, 2012, the average outstanding balance on our Senior Credit Facility was $267.6 million and the largest outstanding balance was $365.9 million.

Capital Commitments

Capital expenditures were $54.5 million for the first six months of fiscal year 2013. Anticipated commitments of capital funds are estimated at $35 million for the remainder of fiscal year 2013. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the three months ended December 31, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Total dividends paid in the six months ended December 31, 2012 and 2011 were $48.7 million and $11.9 million, respectively.

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2013 are projected to be approximately $36.7 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $41.3 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company is currently in the process of finalizing an examination with the Internal Revenue Service for the 2010 and 2011 consolidated U.S. federal income tax returns. The Company expects to settle this examination in the current fiscal year. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $25.0 million to $28.0 million, excluding interest and penalties.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2012, the weighted-average interest rate on the Senior Credit Facility was 1.51%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2012, we were in compliance with our covenants.

As of December 31, 2012, Towers Watson had borrowings of $275.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of December 31, 2012, Towers Watson had standby letters of credit totaling $25.2 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $2.2 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The interest rate elected on the Term Loan during the six months ended December 31, 2012 was 1.49%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

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

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$80,607	$65,411
Provision for income taxes	36,856	36,922
Interest, net	2,794	2,979
Depreciation and amortization	45,665	38,648
Transaction and integration expenses	9,152	22,903
Stock-based compensation (a)	6,016	11,018
Other non-operating income (b)	(2,696)	(6,178)

Adjusted EBITDA	$178,394	$171,703

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.
(b)	Other non-operating income includes income from affiliates and other non-operating income.

A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

Three Months Ended December 31, 2012
(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$82,290
Adjusted for certain Merger-related items (c):
Amortization of intangible assets	13,889
Transaction and integration expenses including severance	6,280
Stock-based compensation (d)	4,128

Adjusted net income attributable to controlling interests	$106,587

Weighted average shares of common stock — diluted (000)	71,847

Earnings per share — diluted, as reported	$1.15
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.18
Transaction and integration expenses including severance	0.09
Stock-based compensation	0.06

Adjusted earnings per share — diluted	$1.48

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at a rate of 31.4%.
(d)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2012, we had a $201.3 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $202.2 million as of June 30, 2012. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

•	anticipated cost savings and any other synergies from the merger of Towers Perrin and Watson Wyatt may not be fully realized or may take longer to realize than expected;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make profitable acquisitions, on which our growth depends;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisition of Extend Health is not profitable or is not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2014;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

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

and other factors as discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC, as supplemented in our Quarterly Report on Form 10-Q. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

Towers Watson’s pension and postretirement plan liabilities and expenses are affected by discount rates that are market-driven. The Company is sensitive to movements in the discount rates, the impact of which are shown in the critical accounting policies and estimates section in our most recent Annual Report on Form 10-K filed with the SEC on August 29, 2012.

Foreign Currency Risk

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally accepted accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

For the six months ended December 31, 2012, 49% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of December 31, 2012, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income attributable to controlling interests of $11.9 million, or 5%, for the six months ended December 31, 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, receive revenue (either internal or external) in currencies that differ from their functional currencies. To reduce this variability, Towers Watson may use foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted collections for up to a maximum of two years in the future. In certain circumstances, Towers Watson will choose to internally offset currency exposures, where such natural offsets have been identified.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. As of December 31, 2012, our new system is almost entirely deployed. The deployment of the system to remaining legal entities is expected to be completed in multiple phases through fiscal year 2013. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who will be using the system and updating of our internal control process and procedures that will be impacted by the deployment. During each phase of the deployment, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, our management has updated and continues to update the system of internal control over the impacted areas.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2012.

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

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of December 31, 2012, 788,189 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of December 31, 2012, $130.4 million remained available for the repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the second quarter of fiscal year 2013 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2012 through October 31, 2012	—	$—	—	3,476,979
November 1, 2012 through November 30, 2012	128,156	50.83	128,156	3,348,823
December 1, 2012 through December 31, 2012	241,560	54.36	241,560	3,107,263

	369,716		369,716

(a)	All of the shares of Class A Common Stock repurchased in the second quarter of fiscal year 2013 were repurchased under the $150 million plan approved by our Board of Directors.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on December 31, 2012, the last trading day of our fiscal year, of $56.21.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.14	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements**.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		February 7, 2013
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		February 7, 2013
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		February 7, 2013
Name:	Michael M. Thomson	Date
Title:	Controller (Chief Accounting Officer)