Form 10-Q
period 2013-03-31
Towers Watson & Co.
filed 2013-05-07
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 65,190,459 outstanding shares of Class A Common Stock at a par value of $0.01 per share, and 5,374,070 outstanding shares of Class B-4 Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue	$940,967	$901,516	$2,721,461	$2,591,577

Costs of providing services:
Salaries and employee benefits	564,368	544,599	1,657,806	1,577,375
Professional and subcontracted services	63,225	69,644	190,921	212,665
Occupancy	35,418	38,987	110,003	107,047
General and administrative expenses	82,273	79,263	251,963	214,359
Depreciation and amortization	43,777	38,729	133,049	111,884
Transaction and integration expenses	12,328	21,411	30,753	65,221

	801,389	792,633	2,374,495	2,288,551

Income from operations	139,578	108,883	346,966	303,026

Income (loss) from affiliates	—	167	(56)	335
Interest income	613	784	2,118	2,942
Interest expense	(3,483)	(313)	(10,043)	(6,808)
Other non-operating income	12	724	5,060	8,870

Income before income taxes	136,720	110,245	344,045	308,365

Provision for income taxes	41,875	41,199	110,807	113,622

Net income before non-controlling interests	94,845	69,046	233,238	194,743

Less: Net (loss) income attributable to non-controlling interests	(71)	812	(2,695)	(134)

Net income attributable to controlling interests	$94,916	$68,234	$235,933	$194,877

Earnings per share:
Net income attributable to controlling interests — basic	$1.35	$0.95	$3.32	$2.69

Net income attributable to controlling interests — diluted	$1.34	$0.95	$3.29	$2.68

Weighted average shares of common stock, basic (000)	70,530	71,624	71,094	72,377

Weighted average shares of common stock, diluted (000)	71,076	71,953	71,639	72,658

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income before non-controlling interests	$94,845	$69,046	$233,238	$194,743

Other comprehensive (loss)/income, net of tax:
Foreign currency translation	(96,135)	38,260	(47,412)	(48,486)
Defined pension and post-retirement benefit costs	(4,137)	3,320	(21,260)	10,745
Hedge effectiveness	546	14	(250)	(452)
Available-for-sale securities	93	(105)	149	(712)

Other comprehensive (loss)/income before non-controlling interests	(99,633)	41,489	(68,773)	(38,905)

Comprehensive (loss)/income before non-controlling interests	(4,788)	110,535	164,465	155,838
Comprehensive (loss)/income attributable to non-controlling interest	(1,316)	1,535	(3,072)	145

Comprehensive (loss)/income attributable to controlling interests	(3,472)	109,000	167,537	155,693

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Cash and cash equivalents	$472,691	$478,179
Restricted cash	178,335	171,406
Short-term investments	26,430	40,436
Receivables from clients:
Billed, net of allowances of $16,267 and $20,871	528,303	564,111
Unbilled, at estimated net realizable value	341,245	320,240

	869,548	884,351

Other current assets	167,973	185,025

Total current assets	1,714,977	1,759,397

Fixed assets, net	351,965	315,000
Deferred income taxes	135,881	157,491
Goodwill	2,236,602	2,252,555
Intangible assets, net	704,155	768,848
Other assets	122,766	103,687

Total Assets	$5,266,346	$5,356,978

Liabilities
Accounts payable, accrued liabilities and deferred income	$319,381	$333,443
Employee-related liabilities	521,291	558,222
Fiduciary liabilities	178,335	171,406
Term loan — current	18,750	—
Other current liabilities	55,730	39,911

Total current liabilities	1,093,487	1,102,982
Revolving credit facility	135,000	208,000
Term loan	231,250	250,000
Accrued retirement benefits and other employee-related liabilities	819,957	880,877
Professional liability claims reserve	261,186	266,619
Other noncurrent liabilities	191,261	191,183

Total Liabilities	2,732,141	2,899,661

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 68,665,019 and 63,521,654 issued and 65,174,625 and 60,666,474 outstanding	687	635
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 5,374,070 and 11,035,878 issued and 5,374,070 and 11,035,878 outstanding	54	110
Additional paid-in capital	1,821,872	1,833,799
Treasury stock, at cost — 3,490,394 and 2,855,180 shares	(202,524)	(168,901)
Retained earnings	1,311,532	1,117,622
Accumulated other comprehensive loss	(419,141)	(350,745)

Total Stockholders’ Equity	2,512,480	2,432,520

Non-controlling interest	21,725	24,797

Total Equity	2,534,205	2,457,317

Total Liabilities and Total Equity	$5,266,346	$5,356,978

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income before non-controlling interests	$233,238	$194,743
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	8,204	9,009
Depreciation	73,762	63,491
Amortization of intangible assets	59,287	48,393
Provision for deferred income taxes	39,120	63,878
Equity from affiliates	—	212
Stock-based compensation	24,203	45,590
Other, net	(2,333)	5,561
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	112	(150,995)
Restricted cash	(6,796)	(27,558)
Other current assets	(10,053)	(6,542)
Other noncurrent assets	1,260	(28,353)
Accounts payable, accrued liabilities and deferred income	(8,706)	42,796
Employee-related liabilities	(40,326)	(50,810)
Fiduciary liabilities	6,796	32,634
Accrued retirement benefits and other employee-related liabilities	(118,029)	(33,731)
Professional liability claims reserves	(4,997)	(54,270)
Other current liabilities	(223)	1,325
Other noncurrent liabilities	1,508	1,360
Income tax related accounts	30,484	1,776

Cash flows from operating activities	$286,511	$158,509

Cash flows used in investing activities:
Cash paid for business acquisitions	(5,678)	(3,012)
Cash acquired from business acquisitions	636	2,101
Fixed assets and software for internal use	(66,626)	(91,258)
Capitalized software costs	(41,768)	(18,701)
Purchases of available-for-sale securities	(18,188)	—
Redemption of available-for-sale securities	36,258	59,479
Proceeds from divestitures	4,285	1,606

Cash flows used in investing activities	$(91,081)	$(49,785)

Cash flows used in financing activities:
Borrowings under credit facility	391,600	251,000
Repayments under credit facility	(464,600)	(188,000)
Repayments of notes payable	—	(100,771)
Dividends paid	(48,147)	(19,378)
Repurchases of common stock	(41,596)	(100,789)
Payroll tax payments on vested shares	(24,879)	(33,183)
Issuances of common stock and excess tax benefit	—	3,333

Cash flows used in financing activities	$(187,622)	$(187,788)

Effect of exchange rates on cash	$(13,296)	$(22,685)

Decrease in cash and cash equivalents	(5,488)	(101,749)

Cash and cash equivalents at beginning of period	478,179	528,923

Cash and cash equivalents at end of period	$472,691	$427,174

Supplemental disclosures:
Cash paid for interest	$6,278	$4,625

Cash paid for income taxes, net of refunds	$43,398	$47,900

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)	—	—	—	—	—	—	235,933	—	(2,695)	233,238
Other comprehensive income	—	—	—	—	—	—	—	(68,396)	(377)	(68,773)
Repurchases of common stock	—	—	—	—	—	(46,618)	—		—	(46,618)
Shares received for employee taxes upon conversion of Restricted A shares	(429)	(4)	—	—	—	(24,875)	—	—	—	(24,879)
Exercises of stock options	—	—	—	—	(5,560)	6,378	—	—	—	818
Restricted stock unit vesting	(89)	—	—	—	(30,570)	31,492	—	—	—	922
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(42,023)	—	—	(42,023)
Stock-based compensation	—	—	—	—	24,203	—	—	—	—	24,203
Acceleration of Class B shares to Class A shares	5,661	56	(5,662)	(56)	—	—	—	—	—	—

Balance as of March 31, 2013	68,665	$687	5,374	$54	$1,821,872	$(202,524)	$1,311,532	$(419,141)	$21,725	$2,534,205

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

Our fiscal year 2013 began July 1, 2012 and ends June 30, 2013.

The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2013. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Extend Health Acquisition

On May 29, 2012, Towers Watson purchased Extend Health, a leading provider of health benefit management services and operator of the largest private Medicare exchange, for $435 million in cash and assumed stock options valued at $11.2 million. See Note 12 for further information on the assumed stock options. This acquisition enables Towers Watson to provide employers with health care solutions that combine specialized retiree medical transition consulting with the choice and cost advantages of individual Medicare plans purchased on a private exchange. Extend Health now operates as a business segment called Exchange Solutions, alongside the existing segments of Benefits, Talent and Rewards, and Risk and Financial Services. We include the results of Extend Health’s operations since its acquisition date in the Exchange Solutions segment and in our condensed consolidated financial statements.

During the fourth quarter of fiscal 2012, we recorded the tangible assets received, liabilities assumed and the preliminary fair value of intangibles as follows: $123.2 million of customer related intangibles, $26.7 million of developed technology, and less than $1.0 million of favorable lease agreements and trade name intangibles. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer-related intangibles and the relief from royalty method for the developed technology intangible. Significant assumptions used in the valuation were revenue growth rates, retention rates, expense and contributory asset charges, royalty rates and discount rates. We recorded current income tax receivables of $2.7 million for tax losses to be carried back to the June 30, 2011 U.S. federal income tax return. Also related to taxes, we recorded net deferred tax liabilities of $53.8 million. In accordance with acquisition accounting under U.S. GAAP, we will not realize $14.6 million of deferred revenue associated with cash received for commissions paid by carriers for policies placed prior to the acquisition and for which no subsequent performance obligation is required. We determined that total consideration was $446.2 million, and recorded $341.5 million of goodwill related to the acquisition of Extend Health. The acquisition accounting was finalized during the second quarter of fiscal 2013.

Note 3 — Fixed Income Securities.

We hold available-for-sale fixed income securities comprised of U.S. treasury securities and obligations of the U.S. government, government agencies and authorities; corporate bonds; foreign corporate bonds; and obligations of states, municipalities and political subdivisions. The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the condensed consolidated balance sheet) depending on the date of their maturity. Additional information on fixed income security balances is provided in the following table as of March 31, 2013 and June 30, 2012:

	March 31, 2013				June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:	$26,397	$20	$(3)	$26,414	$40,213	$218	$(10)	$40,421
Other assets:
(non-current)	—	—	—	—	11,924	24	(19)	11,929

Proceeds from sales and maturities of investments for available-for-sale fixed income securities during the nine months ended March 31, 2013 were $34.7 million, resulting in no realized gains/losses, and during the nine months ended March 31, 2012 were $59.5 million, resulting in a realized gain of $0.1 million. There were no investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized.

Note 4 — Goodwill and Intangible Assets.

The following table reflects goodwill by segment as well as changes in those balances for the nine months ended March 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555
Goodwill acquired	—	5,897	—	453	—	6,350
Translation adjustment	(13,201)	(7,827)	(1,275)	—	—	(22,303)

Balance as of March 31, 2013	$1,240,054	$543,932	$109,937	$341,465	$1,214	$2,236,602

Included in the Risk and Financial Services goodwill acquired is $5.3 million of goodwill related to the acquisition of Oxford Investment Partners, which closed on February 1, 2013.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the nine months ended March 31, 2013:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2012	$289,521	$103,289	$4,554	$397,364
Amortization	(33,702)	(25,585)	(730)	(60,017)
Translation adjustment	(1,171)	(360)	—	(1,531)

Balance as of March 31, 2013	$254,648	$77,344	$3,824	$335,816

For the three and nine months ended March 31, 2013, we recorded $19.4 million and $59.3 million, respectively, of amortization related to our intangible assets, exclusive of favorable lease agreements. For the three and nine months ended March 31, 2012, we recorded $17.7 million and $48.4 million of amortization related to our intangible assets.

As part of the integration of our Retirement business, during the second quarter of fiscal 2012, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur predominantly over the next two to three years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. As a result, we recorded an additional $0.9 million and $4.7 million of amortization for the three and nine months ended March 31, 2013, respectively, and an additional $3.8 million and $6.3 million of amortization for the three and nine months ended March 31, 2012, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $368.3 million and $371.4 million as of March 31, 2013 and June 30, 2012, respectively. The change during the period was due to foreign currency translation.

Our acquired unfavorable lease liabilities were $14.3 million and $17.0 million as of March 31, 2013 and June 30, 2012, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the nine months ended March 31, 2013 was comprised of a reduction to rent expense of $2.7 million.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of March 31, 2013 and June 30, 2012:

	As of March 31, 2013		As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trademark and trade name	370	370	370	370
Customer related intangibles	387,561	132,913	390,264	100,743
Core/developed technology	165,181	87,837	173,498	70,209
Favorable lease agreements	6,610	2,786	6,625	2,071

Total finite-lived intangible assets	$559,722	$223,906	$570,757	$173,393

Unfavorable lease agreements	25,602	11,293	27,670	10,707

Total finite-lived intangible liabilities	$25,602	$11,293	$27,670	$10,707

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2013 was 6.2 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2013 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent Offset
2013	$17,783	$(596)
2014	66,649	(2,313)
2015	60,884	(2,002)
2016	54,421	(1,557)
2017	49,067	(1,861)
Thereafter	83,188	(2,156)

Total	$331,992	$(10,485)

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

Financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:

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

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012:

	Fair Value Measurements on a Recurring Basis at March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,020	$1,501	$—	$3,521
Corporate bonds (a)	—	20,064	—	20,064
Foreign corporate bonds (a)	—	2,829	—	2,829
Equity securities (a)	1,441	—	—	1,441
Mutual funds / exchange traded funds (b)	26,467	—	—	26,467
Derivatives:
Foreign exchange forwards (c)	—	295	—	295

Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$1,781	$—	$1,781

	Fair Value Measurements on a Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,035	$9,085	$—	$11,120
Corporate bonds (a)	—	32,494	—	32,494
Foreign corporate bonds (a)	—	3,501	—	3,501
Obligations of states, municipalities and political subdivisions (a)	—	5,234	—	5,234
Equity securities (a)	1,437	—	—	1,437
Mutual funds (b)	5,083	—	—	5,083
Derivatives:
Foreign exchange forwards (c)	—	713	—	713

Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$329	$—	$329

(a)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in other assets on the condensed consolidated balance sheet.
(c)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2013, we recorded a loss of $1.5 million and $1.5 million, respectively, for instruments still held at March 31, 2013. For the three and nine months ended March 31, 2012, we recorded a gain of $1.1 million and $1.1 million, respectively, for instruments still held at March 31, 2012. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at March 31, 2013 or 2012.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended March 31, 2013.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At March 31, 2013, the longest outstanding maturity was 10 months. As of March 31, 2013, a net $0.02 million pretax gain was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized. During the three and nine months ended March 31, 2013, we recognized no material gains or losses due to hedge ineffectiveness.

As of March 31, 2013 and June 30, 2012, we had cash flow and economic hedges with a notional value of $69.8 million and $66.4 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of March 31, 2013 and June 30, 2012 was a liability of $1.5 million and an asset of $0.4 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of March 31, 2013 and June 30, 2012 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		March 31, 2013	June 30, 2012		March 31, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$268	$408	Other current liabilities	$(245)	$—
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	27	305	Other current liabilities	(1,536)	(329)

Total derivative assets (liabilities)		$295	$713		$(1,781)	$(329)

The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2013 and 2012 and for the nine months ended March 31, 2013 and 2012 are as follows:

Derivatives designated as hedging instruments for the three months ended March 31, 2013 and 2012:	Gain recognized in OCI (effective portion)		Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)		Location of (loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange forwards	$556	$495	General and administrative expenses	$(386)	$469	General and administrative expenses	$(1)	$39

Total	$556	$495		$(386)	$469		$(1)	$39

Derivatives designated as hedging instruments for the nine months ended March 31, 2013 and 2012:	Loss recognized in OCI (effective portion)		Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)		Location of (loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange forwards	$(503)	$(591)	General and administrative expenses	$(121)	$163	General and administrative expenses	$(1)	$22

Total	$(503)	$(591)		$(121)	$163		$(1)	$22

Included in the notional values above are $46.0 million and $59.1 million as of March 31, 2013 and June 30, 2012, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and nine months ended March 31, 2013 and 2012 are as follows:

		(Loss) gain recognized in income
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments:	Location of (Loss) gain recognized in income	March 31,		March 31,
		2013	2012	2013	2012
Foreign exchange forwards	General and administrative expenses	$(146)	$1,048	$1,928	$3,209

Total		$(146)	$1,048	$1,928	$3,209

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	North		North
	America	Europe	America	Europe
Service cost	$17,731	$3,074	$14,225	$2,065
Interest cost	33,854	9,182	35,408	9,567
Expected return on plan assets	(46,586)	(10,168)	(42,158)	(11,147)
Amortization of net loss/(gain)	11,440	1,441	11,462	(606)
Amortization of prior service (credit)/cost	(2,094)	10	(2,084)	10

Net periodic benefit cost/(credit)	$14,345	$3,539	$16,853	$(111)

	Nine Months Ended March 31,
	2013		2012
	North		North
	America	Europe	America	Europe
Service cost	$53,189	$9,221	$46,676	$6,196
Interest cost	101,566	27,545	106,224	28,700
Expected return on plan assets	(139,540)	(30,505)	(126,474)	(33,440)
Settlement	—	—	—	4,325
Amortization of net loss/(gain)	34,325	4,324	21,913	(1,819)
Amortization of prior service (credit)/cost	(6,283)	29	(6,253)	31

Net periodic benefit cost	$43,257	$10,614	$42,086	$3,993

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$441	$747	$1,323	$2,242
Interest cost	2,197	2,743	6,590	8,228
Expected return on plan assets	(33)	(33)	(98)	(99)
Amortization of net loss	83	553	250	1,658
Amortization of prior service credit	(2,051)	(2,178)	(6,152)	(6,533)

Net periodic benefit cost	$637	$1,832	$1,913	$5,496

Employer Contributions to Defined Benefit Pension Plans

The Company made $63.5 million in contributions to the North American plans during the first nine months of fiscal year 2013 and anticipates making $5.5 million in contributions over the remainder of the fiscal year. The Company made $29.0 million in contributions to European plans during the first nine months of fiscal year 2013 and anticipates making $12.9 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

The cost of the Company’s contributions to the various U.S. defined contribution plans for the three months ended March 31, 2013 and 2012 amounted to $9.3 million and $7.9 million, respectively. The cost of the Company’s contributions to the plans for the nine months ended March 31, 2013 and 2012 amounted to $22.3 million and $20.8 million, respectively.

The cost of the Company’s contributions to the various U.K. defined contribution plans for the three months ended March 31, 2013 and 2012 amounted to $5.6 million and $5.8 million, respectively. The cost of the Company’s contributions to the plans for the nine months ended March 31, 2013 and 2012 amounted to $16.8 million and $16.4 million, respectively.

Note 8 — Debt, Commitments and Contingent Liabilities

The debt, commitments and contingencies described below are currently in effect and would require Towers Watson, or domestic subsidiaries, to make payments to third parties under certain circumstances. In addition to commitments and contingencies specifically described below, Towers Watson has historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the nine months ended March 31, 2013, the weighted-average interest rate on the Senior Credit Facility was 1.49%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2013, we were in compliance with our covenants.

As of March 31, 2013, Towers Watson had borrowings of $135.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of March 31, 2013, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the nine months ended March 31, 2013 was 1.47%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor the plaintiff in Pao have moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. On February 13, 2013, the parties were notified that the appeal had been assigned for mediation pursuant to the Third Circuit’s mediation program, and the mediation process is ongoing. The appellate court will not issue a briefing schedule for the appeal unless and until it has been informed the mediation was unsuccessful.

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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees paid for consulting services, and attorney’s fees. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses and plans to continue to defend vigorously against these legal proceedings. The discovery phase of these legal proceedings has commenced. A mediation took place on September 5, 2012. The dispute remains extant. At this time, no material loss is probable in excess of amounts currently accrued.

Note 9 — Nonconsolidated Variable Interest Entities.

On February 1, 2013 Towers Watson completed the acquisition of Oxford Investment Partners (“OXIP”), a fund management company, dedicated to meeting the specific investment objectives of its clients. Although the consideration and the fair value of the assets acquired including goodwill is immaterial to our financial position and results of operations the acquisition resulted in significant accounting judgments. Some of the funds managed by OXIP are variable interest entities (“VIEs”).

VIEs are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the entity has equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

Through the acquisition of OXIP, we manage approximately $1 billion of assets in funds that are considered VIE’s and for which our management fee is considered a variable interest. We evaluated these funds and determined that we are not the primary beneficiary. Therefore, the funds are not consolidated. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees.

Note 10 — Comprehensive Income.

Comprehensive income /(loss) as presented in the accompanying condensed consolidated statements of comprehensive income includes net income, foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) recognized during the three and nine months ended March 31, 2013 and March 31, 2012 by component are provided in the following tables:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Before tax	Tax	After tax	Before tax	Tax	After tax
Other comprehensive (loss)/income:
Foreign currency translation	$(96,135)	$—	$(96,135)	$38,260	$—	$38,260
Defined pension and post-retirement benefit costs	(6,303)	2,166	(4,137)	3,648	(328)	3,320
Hedge effectiveness	942	(396)	546	23	(9)	14
Available-for-sale securities	132	(39)	93	(152)	47	(105)

Other comprehensive (loss)/income before non-controlling interests	$(101,364)	$1,731	$(99,633)	$41,779	$(290)	$41,489

	Nine months ended March 31, 2013			Nine months ended March 31, 2012
	Before tax	Tax	After tax	Before tax	Tax	After tax
Other comprehensive (loss)/income:
Foreign currency translation	$(47,412)	$—	$(47,412)	$(48,486)	$—	$(48,486)
Defined pension and post-retirement benefit costs	(31,258)	9,998	(21,260)	11,953	(1,208)	10,745
Hedge effectiveness	(382)	132	(250)	(754)	302	(452)
Available-for-sale securities	216	(67)	149	(1,006)	294	(712)

Other comprehensive (loss)/income before non-controlling interests	$(78,836)	$10,063	$(68,773)	$(38,293)	$(612)	$(38,905)

Note 11 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares discussed below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, par value $0.01 per share, to the sellers as consideration. The Class B-4 common stock generally converts into freely tradable Class A common stock on the same schedule as the Class B-4 shares granted to the Towers Perrin shareholders discussed below.

On January 1, 2011, 5,642,302 shares of Class B-1 common stock converted to freely tradable Class A common stock. On January 1, 2012, 5,547,733 shares of Class B-2 common stock converted to freely tradable Class A common stock. On January 1, 2013, 5,661,591 shares of Class B-3 common stock converted to freely tradable Class A common stock. The remaining 5,374,070 outstanding shares of Towers Watson Class B-4 common stock will convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on January 1, 2014.

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

In January 2013, 482,463 forfeited shares were canceled and a corresponding amount (plus associated dividends) was distributed from treasury stock to Towers Perrin shareholders in the form of Class A shares as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares had voting rights and received dividends upon annual vesting of the shares. The final 1,109,212 outstanding Restricted Class A shares became freely tradable on January 1, 2013 and were further reduced by shares withheld for tax purposes.

For the three months ended March 31, 2013, we reversed $5.3 million of previously recorded compensation expense based on the actual number of shares forfeited upon the final vesting date of January 1, 2013. Our estimated forfeiture rate was 10% and our actual forfeitures were 11%. For the nine months ended March 31, 2013, we recorded $3.6 million of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger.

For the three and nine months ended March 31, 2012, we recorded $4.7 million and $25.6 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger.

The graded method of expense methodology assumes that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares which vested as separate awards over one, two and three years.

Note 12 — Share-Based Compensation.

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

2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2013, we recorded $1.4 million and $4.3 million, respectively, of stock-based compensation related to these grants.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2013, we recorded $0.3 million and $1.8 million, respectively, of stock-based compensation related to these grants. For the three and nine months ended March 31, 2012, we recorded $1.9 million and $5.3 million, respectively, of stock-based compensation related to these grants.

2011 LTIP. During the three months ended September 30, 2010, 125,192 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three year performance period from July 1, 2010 to June 30, 2013, subject to the executive officers’ continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2013, we recorded $0.2 million and $0.7 million, respectively, of stock-based compensation related to these grants. For the three and nine months ended March 31, 2012, we recorded $0.2 million and $5.3 million, respectively, of stock-based compensation related to these grants.

2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs were granted to certain employees under our Select Equity Plan. The RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and nine months ended March 31, 2013, we recorded $1.2 million, and $3.5 million, respectively, of non-cash stock based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and nine months ended March 31, 2013, we recorded $1.1 million, and $3.3 million, respectively, of non-cash stock based compensation related to these grants. For the three and nine months ended March 31, 2012, we recorded $2.3 million and $8.3 million, respectively, of non-cash stock based compensation related to these grants.

Outside Directors

The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2013. During the three months ended September 30, 2011, 12,783 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2012. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.1 million and $0.9 million, respectively, for the three and nine months ended March 31, 2013, and $0.1 million and $0.9 million, respectively, for the three and nine months ended March 31, 2012.

Stock Options

There were no grants of stock options during the three and nine months ended March 31, 2013.

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the transaction consideration. The fair value of the remaining 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value and exercise price for 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of related compensation expense in fiscal 2012. We recorded non-cash stock based compensation related to these awards of $1.1 million and $5.0 million, respectively, for the three and nine months ended March 31, 2013.

Note 13 — Income Taxes.

Provision for income taxes for the three and nine months ended March 31, 2013 was $41.9 million and $110.8 million, respectively, compared to $41.2 million and $113.6 million, respectively, for the three and nine months ended March 31, 2012. The effective tax rate was 32.2% for the nine months ended March 31, 2013 and 36.8% for the nine months ended March 31, 2012. The change in the effective tax rate is primarily due to current year income tax benefits resulting from legal entity restructurings of 1.4% and income tax benefits on the release of uncertain tax positions of 1.2% resulting from the settlement of an IRS examination during the quarter. The change in effective rate is also due to prior year increases resulting from the establishment of valuation allowances in foreign jurisdictions of 0.6% and increases in uncertain tax positions of 1.0% in the nine months ended March 31, 2012.

During the quarter, the Company settled IRS examinations for fiscal year 2010 and fiscal year 2011, which resulted in a release of approximately $4.0 million of uncertain tax positions. It is reasonably possible that during the next 12 months, the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle additional tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $21.0 million to $22.0 million, excluding interest and penalties.

We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because such earnings are considered indefinitely reinvested outside the United States. We believe the Company’s cash projections, current cash position, and access to capital markets will allow it to meet its U.S. cash obligations without repatriating foreign earnings. Further, non-U.S. cash is used for working capital needs of our non-U.S. operations and may be used for foreign restructuring expenses or acquisitions. However, as of March 31, 2013, the Company changed its assertion with respect to its U.K. subsidiary and plans on making a distribution of approximately $165.0 million by June 30, 2013. The change in assertion is primarily due to changes in foreign cash and liquidity requirements and our decision to pay down certain U.S. debt. ASC 740, Income Taxes, requires a Company to recognize income tax expense when it becomes apparent that some or all of the undistributed earnings of the foreign subsidiary will be remitted in the foreseeable future. The Company has not recorded an income tax expense for the distribution as the estimated additional U.S. tax cost is expected to be insignificant due to available foreign tax credits from the dividend equivalent to the U.S. statutory tax rate.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was enacted and extended several expired or expiring temporary business tax provisions, including the active financing income exception, the controlled foreign corporation look through, and the research and development credit. Pursuant to ASC 740, the effects of new legislation are recognized in the period of enactment. The Company has determined there are no material impacts to tax expense as a result of the Act, and has recorded the income tax effects in the third quarter.

Note 14 — Segment Information.

Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Risk and Financial Services

•	Talent and Rewards

•	Exchange Solutions

Towers Watson’s chief operating decision maker is its chief executive officer. It was determined that Towers Watson operational data used by the chief operating decision maker is that of the segments. Management bases strategic goals and decisions on these segments and the data presented below is used to assess the adequacy of strategic decisions, the method of achieving these strategies and related financial results.

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

The table below presents specified information about reported segments for the three months ended March 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$523,489	$225,382	$124,914	$30,621	$904,406
Net operating income	184,304	65,314	13,179	14,648	277,445

The table below presents specified information about reported segments for the three months ended March 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$520,144	$219,722	$131,128	$—	$870,994
Net operating income	193,419	65,039	17,062	—	275,520

The table below presents specified information about reported segments for the nine months ended March 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total

Revenue (net of reimbursable expenses)	$1,500,035	$625,418	$441,334	$60,259	$2,627,046
Net operating income	505,975	147,442	99,048	(1,245)	751,220

The table below presents specified information about reported segments for the nine months ended March 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,450,170	$618,871	$440,111	$—	$2,509,152
Net operating income	499,963	168,507	98,036	—	766,506

The table below presents a reconciliation of the information reported by segment to the consolidated amounts for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Total segment revenue	$904,406	$870,994	$2,627,046	$2,509,152
Reimbursable expenses and other	36,561	30,522	94,415	82,425

Revenue	$940,967	$901,516	$2,721,461	$2,591,577

Net Operating Income:
Total segment net operating income	$277,445	$275,520	$751,220	$766,506
Differences in allocation methods (1)	(720)	(7,285)	11,696	1,960
Amortization of intangibles	(19,395)	(17,728)	(59,237)	(48,393)
Transaction and integration expenses	(12,328)	(21,411)	(30,753)	(65,221)
Stock-based compensation (2)	1,305	(7,572)	(17,459)	(39,415)
Discretionary compensation	(99,659)	(90,545)	(278,405)	(275,263)
Payroll tax on discretionary compensation	(5,880)	(5,312)	(15,975)	(16,158)
Change in accounting method for pension (3)	—	(6,237)	—	(6,237)
Other, net	(1,190)	(10,547)	(14,121)	(14,753)

Income from operations	$139,578	$108,883	$346,966	$303,026

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.
(3)	The Company had a net impact of $6.2 million during the prior year as a result of the cumulative effect of the change in accounting method of $9.5 million offset by a reduction in net periodic cost of $3.3 million.

Note 15 — Earnings Per Share.

We present earnings per share (“EPS”) using the two-class method. This method addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. This method requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. On January 1, 2013, all remaining outstanding shares of this restricted stock vested and were converted to freely tradable shares of Towers Watson Class A common stock. See Note 11 for further information. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$94,916			$68,234
Less: Income allocated to participating securities	—			(1,608)

Income available to common shareholders	$94,916	70,530	$1.35	$66,626	69,935	$0.95

Diluted EPS
Share-based compensation awards	—	546		—	330

Income available to common shareholders	$94,916	71,076	$1.34	$66,626	70,265	$0.95

	Nine Months Ended March 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$235,933			$194,877
Less: Income allocated to participating securities	(3,289)			(6,660)

Income available to common shareholders	$232,644	69,977	$3.32	$188,217	69,903	$2.69

Diluted EPS
Share-based compensation awards	—	545		—	282

Income available to common shareholders	$232,644	70,522	$3.29	$188,217	70,185	$2.68

Note 16 — Recent Accounting Pronouncements.

Adopted

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The ASU did not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company will adopt this ASU as part of its fiscal 2013 annual impairment test performed as of April 1, 2013 during the upcoming fourth quarter. At this time, there is no impact expected to our financial statements as a result of adopting this provision.

Not Yet Adopted

On February 5, 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). The requirements include by component disclosures of changes in AOCI balances along with the related income tax benefit or expense and significant items reclassified out of AOCI. ASU 2013-2 is effective for annual periods, and interim periods within those years, beginning after December 15, 2012, and the amendments are to be applied prospectively. While early adoption is permitted, the Company plans to adopt the new requirements in its reporting for the first quarter of the Company’s fiscal year 2014. The Company expects no material impact to our financial statements as a result of adopting this provision.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions, operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 14,300 and 14,200 full-time associates as of March 31, 2013 and June 30, 2012, respectively, in the following segments:

	March 31,	June 30,
	2013	2012
Benefits	6,700	6,600
Risk and Financial Services	2,600	2,500
Talent and Rewards	2,300	2,400
Exchange Solutions	300	300
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	14,300	14,200

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the nine months ended March 31, 2013, the Benefits segment contributed 57% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three primary lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment Consulting and Solutions (“Investment”); and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 24% of our segment revenue for the nine months ended March 31, 2013. Approximately 68% of the segment’s revenue for the nine months ended March 31, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 17% of our segment revenue for the nine months ended March 31, 2013. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 48% of the segment’s revenue for the nine months ended March 31, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has one line of business:

•	Extend Health.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health in May 2012, and our first quarter of fiscal year 2013 was our first full quarter of operations. The Exchange Solutions segment accounted for 2% of our segment revenue for the nine months ended March 31, 2013. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions’ revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to the majority of policies beginning on January 1 following corporations’ open enrollment periods. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. It is expected that the majority of enrollments will occur in our second quarter and we have hired additional seasonal benefits advisors to supplement our full-time benefit advisors and incurred higher costs. The associated commission revenue with these new enrollments is deferred until the policy effective date in our third quarter and is spread over the policy period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2013 (March 31, 2013) and as of the end of fiscal year 2012 (June 30, 2012), Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended March 31, 2013 and 2012, Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2013.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the nine months ended March 31, 2013 and the fiscal years ended June 30, 2012 and 2011.

	Nine Months Ended	Fiscal Year
	March 31, 2013	2012	2011
United States	51%	48%	49%
United Kingdom	22	23	22
Canada	6	6	6
Germany	5	5	4
Netherlands	2	3	3

We derive the majority of our revenue from fees for consulting services, which generally are billed at standard hourly rates and expenses, which we refer to as time and expense, or on a fixed-fee basis. Management believes the approximate percentages for time and expense and fixed-fee engagements are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our three most recent fiscal years.

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

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 50% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the nine months ended March 31, 2013, approximately 35% of professional and subcontracted services represent these reimbursable services.

Occupancy includes expenses for rent and utilities, as well as the net reduction to rent related to the amortization of acquired favorable and unfavorable lease agreements.

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

Results of Operations

The table below sets forth our condensed consolidated statements of operations, on a historical basis, and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
Revenue	$940,967	100%	$901,516	100%	$2,721,461	100%	$2,591,577	100%

Costs of providing services:
Salaries and employee benefits	564,368	60%	544,599	60%	1,657,806	61%	1,577,375	61%
Professional and subcontracted services	63,225	7%	69,644	8%	190,921	7%	212,665	8%
Occupancy	35,418	4%	38,987	4%	110,003	4%	107,047	4%
General and administrative expenses	82,273	9%	79,263	9%	251,963	9%	214,359	8%
Depreciation and amortization	43,777	5%	38,729	4%	133,049	5%	111,884	4%
Transaction and integration expenses	12,328	1%	21,411	2%	30,753	1%	65,221	3%

	801,389	85%	792,633	88%	2,374,495	87%	2,288,551	88%

Income from operations	139,578	15%	108,883	12%	346,966	13%	303,026	12%

Income (loss) from affiliates	—	—%	167	—%	(56)	—%	335	—%
Interest income	613	—%	784	—%	2,118	—%	2,942	—%
Interest expense	(3,483)	—%	(313)	—%	(10,043)	—%	(6,808)	—%
Other non-operating income	12	—%	724	—%	5,060	—%	8,870	—%

Income before income taxes	136,720	15%	110,245	12%	344,045	13%	308,365	12%

Provision for income taxes	41,875	4%	41,199	5%	110,807	4%	113,622	4%

Net income before non-controlling interests	94,845	10%	69,046	8%	233,238	9%	194,743	8%

Less: Net (loss) income attributable to non-controlling interests	(71)	—%	812	—%	(2,695)	—%	(134)	—%

Net income attributable to controlling interests	$94,916	10%	$68,234	8%	$235,933	9%	$194,877	8%

Results of Operations for the Three and Nine Months Ended March 31, 2013

Compared to the Three and Nine Months Ended March 31, 2012

Revenue

Revenue for the three months ended March 31, 2013 was $941.0 million, an increase of $39.5 million, or 4%, compared to $901.5 million for the three months ended March 31, 2012. Revenue for the nine months ended March 31, 2013 was $2.7 billion, an increase of $129.9 million, or 5%, compared to $2.6 billion for the nine months ended March 31, 2012. Our newest segment, Exchange Solutions, contributed 3% to our total revenue growth in the third quarter and 2% for the nine months ended March 31, 2013. Our Benefits and Risk and Financial Services segments experienced constant currency revenue growth in the third quarter and in the nine months ended March 31, 2013 compared to fiscal year 2012. This growth was driven by economic and regulatory changes. On a constant currency basis, which excludes the effects of currency, revenue increased 5.5% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. On a constant currency basis, revenue increased 6% for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.5516 for the third quarter of fiscal 2013 compared to 1.5933 for the third quarter of fiscal year 2012, and the average exchange rate used to translate our revenues earned in Euros was 1.3207 for the third quarter of fiscal year 2013 compared to 1.3667 for the third quarter of fiscal 2012. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is as follows:

•

Benefits revenue was $523.5 million for the third quarter of fiscal year 2013 compared to $520.1 million for the third quarter of fiscal year 2012, an increase of 1%. On a constant currency basis, our Benefits segment revenue increased 1.5% due to increased project work across all lines of business. We experienced 1% constant currency revenue growth in our Retirement business revenue, which makes up a majority of the segment. The revenues in the Americas were flat due to a strong prior year comparable but we continue to see bulk lump sum project work. Our Technology and Administration Solutions business experienced 7% revenue growth due to new client work. Our International business experienced an 8% decline in revenue in the Americas and in EMEA. In the America’s our Health and Group Benefits business experienced 5% growth against a strong fiscal year 2012 comparable.

•

Risk and Financial Services revenue was $225.4 million for the third quarter of fiscal year 2013 compared to $219.7 million for the third quarter of fiscal year 2012, an increase of 3%. On a constant currency basis, our Risk and Financial Services segment revenue increased 4%, led by growth in the Americas and EMEA. Our Risk Consulting and Software business decreased by 3%. The Americas revenue was flat and EMEA and Asia Pacific revenues decreased due to client demand as clients continue to be cautious with discretionary spending. Our Investment business had 13% revenue growth this quarter in all regions and was especially strong in EMEA due to increased project work and performance fees. Our brokerage business had 12% revenue growth on a constant currency basis. The January renewals went well with some new contracts and favorable rates.

•

Talent and Rewards revenue was $124.9 million for the third quarter of fiscal year 2013, compared to $131.1 million for the third quarter of fiscal year 2012, a 5% decrease. On a constant currency basis, Talent and Rewards revenue experienced a 4% decrease. Rewards, Talent and Communication revenue, which is primarily project oriented, declined by 8%. Data, Surveys and Technology business revenue declined by 3%. The environment continues to be challenging as client discretionary spending continues to be tight. Our Executive Compensation business had 2% revenue growth led by EMEA. This growth was due to increased regulation and governance activity in the EMEA and Asia Pacific regions, particularly in China.

•

Exchange Solutions revenue was $30.6 million for the third quarter of fiscal year 2013, net of a $0.5 million acquisition accounting adjustment. As our newest segment, Exchange Solutions contributed 3.4% to the Company’s total revenue growth for the third quarter of fiscal year 2013 compared to the third quarter of 2012. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Included in our revenue for the third quarter of fiscal year 2013 are commissions earned from calendar year 2012 and previous years enrollments. We had a very successful enrollment period for January 1 effective policies, during which we enrolled three times the number of new members compared to Extend Health’s historical results for the past two comparable enrollment seasons. These results indicate the scalability of the process and the technology.

A comparison of segment revenue for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, is as follows:

•

Benefits revenue increased 3% and was $1.5 billion for the first nine months of fiscal year 2013 compared to $1.5 billion for the first nine months of fiscal year 2012. On a constant currency basis, Benefits revenue increased 5% due to increased project work across all lines of business. The 4% increase in our Retirement business revenue, which makes up a majority of the segment, was driven by 7% revenue growth in the Americas, primarily due to the bulk lump sum projects. We expect a lower volume of bulk lump sum projects in the fourth quarter. The 1% increase in revenue in EMEA was due to an increase in auto-enrollment project activity in the U.K. We expect auto-enrollment work to continue, but the general business environment in the U.K. continues to be challenging. Our Technology and Administration Solutions business experienced 7% revenue growth. The growth in EMEA was driven by new administration work, and the growth in the Americas was due in part to call center support for the bulk lump sum projects. Our International business experienced 2% revenue growth. This group helps to address the issues multinationals face in their compensation and benefit programs. Our Health and Group Benefits business experienced 4% growth and our pipeline continues to look solid. We expect our Benefits segment to show modest growth in all four lines of business.

•

Risk and Financial Services revenue increased 1% and was $625.4 million for the first nine months of fiscal year 2013 compared to $618.9 million for the first nine months of fiscal year 2012. Risk and Financial Services revenue increased 2% on a constant currency basis. Our lines of business experienced mixed results with growth in all geographies. Our Risk Consulting and Software business declined 1%, principally in EMEA, as discretionary spending continues to tighten. In addition, it appears likely that the timeline for European regulators to implement Solvency II will slip beyond 2014 and related project work may not reappear for some time. Our Investment business had 9% constant currency growth led by EMEA, due to an increase in project work and performance fees. Our Brokerage revenue increased 1% on a constant currency basis. The January renewals went well with some new contracts and favorable rates. Overall, we expect Risk and Financial Services to continue to show modest growth in the fourth quarter.

•

Talent and Rewards revenue remained consistent and was $441.3 million for the first nine months of fiscal year 2013 compared to $440.1 million for the first nine months of fiscal year 2012. Our Talent and Rewards segment experienced 2% constant currency revenue growth. Our Executive Compensation business had 6% constant currency revenue growth led by EMEA. This growth was due to increased regulation and governance activity demand in all regions, particularly in Europe. Rewards, Talent and Communication, which is primarily project oriented, decreased 2% compared to the prior year due to tightening discretionary spending. Data, Surveys and Technology business revenue increased 2%. The third and fourth quarters of the fiscal year are generally seasonally slower.

•

Exchange Solutions revenue was $60.3 million for the first nine months of fiscal year 2013. As our newest segment, Exchange Solutions contributed 2.3% to the Company’s total revenue growth for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. We had a very successful enrollment period for January 1 effective policies, during which we enrolled three times the number of new members compared to Extend Health’s historical results for the past two comparable enrollment seasons. As a result of acquisition accounting, we will not realize $15 million ($12 million related to fiscal year 2013) of deferred revenue associated with cash received for commissions for policies placed prior to the acquisition, as there is no subsequent performance obligation.

Salaries and Employee Benefits

Salaries and employee benefits were $564.4 million for the third quarter of fiscal year 2013, an increase of $19.8 million, or 4%, compared to $544.6 million for the third quarter of fiscal year 2012. On a constant currency basis, salaries and employee benefits increased by 5%. For the third quarter of fiscal year 2013, our salary expense increase was driven by an increase in base salary of $13.0 million attributable to a 6% increase in headcount, our annual increase in base salary and the impact of foreign currency translation. Our acquisition in the fourth quarter of fiscal year 2012 of Extend Health accounted for 2.5% of our headcount increase and our EMEA and APAC operations accounted for 2.8% of our headcount increase as of March 31, 2013, compared to March 31, 2012. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on the operating results of the Company, and as a result, our bonus expense for the third quarter of fiscal year 2013 increased by $7.0 million compared to the third quarter of fiscal year 2012. The $3.7 million increase in our pension expense was due to decreases in discount rates. Stock-based compensation decreased $8.9 million in the current quarter, primarily due to a $5.3 million decrease in expense we recorded to true-up our forfeiture estimate for our final vesting of the restricted stock units issued to employees of Towers Perrin in the Merger. The remaining decrease is the result of no compensation expense recorded this quarter compared to the same quarter in fiscal year 2012, as the service period ended upon the final vesting of these restricted stock units on January 1, 2013. As a percentage of revenue, salaries and employee benefits remained consistent and was 60% for the third quarter of fiscal years 2013 and 2012.

Salaries and employee benefits were $1.7 billion for the first nine months of fiscal year 2013 compared to $1.6 billion for the first nine months of fiscal year 2012, an increase of $80.4 million, or 5%. On a constant currency basis, salaries and employee benefits increased by 7%. This increase was primarily driven by an increase in base salary of $66.7 million attributed to a 6% increase in headcount and an annual increase in base salary. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on the operating results of the Company, and as a result, our bonus expense for the first nine months of fiscal year 2013 increased by $6.4 million compared to the first nine months of fiscal year 2012. The $11.2 million increase in our pension expense was due to decreases in discount rates. Stock-based compensation decreased $22.0 million in the current year, primarily due to decreases in expense related to the restricted stock units issued to employee of Towers Perrin in the Merger. We use the graded-vesting method of recording expense related to the restricted stock units, which results in higher expense earlier in the service period. The service period ended January 1, 2013 when the final shares vested, resulting in no expense in the third quarter of fiscal year 2013 compared to the prior fiscal year. In addition, we recorded a $5.3 million reduction in compensation expense when we recorded actual forfeitures of 11% compared to our 10% estimated forfeiture rate. These decreases were partially offset by an increase in non-cash stock-based compensation from the stock option plan that we assumed when we acquired Extend Health in May 2012. As a percentage of revenue, salaries and employee benefits remained consistent and was 61% for the first nine months of fiscal year 2013 and 2012.

Professional and Subcontracted Services

Professional and subcontracted services for the third quarter of fiscal year 2013 was $63.2 million, compared to $69.6 million for the third quarter of fiscal year 2012, a decrease of $6.4 million, or 9%. Our external service provider fees decreased by $5.9 million. In fiscal year 2012, we contracted with these service providers to supplement our day-to-day operations. In fiscal year 2013, our telecommunication, video conferencing, and internet services have been managed by our in-house information technology department and these expenses are classified in general and administrative expenses. In addition, pass-through expenses, which are reimbursable under our contracts, decreased by $2.8 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for the third quarter of fiscal year 2013 from 8% in the third quarter of fiscal year 2012.

Professional and subcontracted services for the first nine months of fiscal year 2013 were $190.9 million, compared to $212.7 million for the first nine months of fiscal year 2012, a decrease of $21.7 million, or 10%. Our external service provider fees decreased by $19.3 million due to a shift in the management of our telecommunication, video conferencing, and internet services to our in-house information technology department; these expenses are classified in general and administrative expenses. In addition, pass-through expenses, which are reimbursable under our contracts, decreased by $5.4 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for the first nine months of fiscal year 2013 compared to 8% for the first nine months of fiscal year 2012.

Occupancy

Occupancy expense for the third quarter of fiscal year 2013 was $35.4 million, compared to $39.0 million for the third quarter of fiscal year 2012, a decrease of $3.6 million, or 9%. The decrease was due to lower rent expense. Occupancy expense for the first nine months of fiscal year 2013 was $110.0 million, compared to $107.0 million for the first nine months of fiscal year 2012, an increase of $3.0 million, or 3%. The increase was due to higher utilities, a decrease in sublease income and lower tenant improvement allowances. As a percentage of revenue, occupancy expense was 4% for the three and nine months ended March 31, 2013 and 2012.

General and Administrative

General and administrative expenses for the third quarter of fiscal year 2013 was $82.3 million, compared to $79.3 million for the third quarter of fiscal year 2012, an increase of $3.0 million, or 4%. General and administrative expenses for the first nine months of fiscal year 2013 was $252.0 million, compared to $214.4 million for the first nine months of fiscal year 2012, an increase of $37.6 million, or 18%. Our professional liability expense increased $11.0 million and $26.7 million in our third quarter and in the nine months ended March 31, 2013 compared to 2012, respectively, due primarily to reductions in prior year IBNR reserves, as well as increases in our current legal reserves. We also experienced an increase of $12.0 million in our telecommunications, video conferencing and internet expenses for the first nine months of fiscal year 2013 compared to 2012, respectively. These expenses were classified in professional and subcontracted services in fiscal year 2012 as we previously contracted with an external service provider for these services. In addition, our newest segment Exchange Solutions was formed in the fourth quarter of fiscal year 2012, contributing to higher general and administrative expenses in fiscal year 2013. As a percentage of revenue, general and administrative expenses were 9% for the three and nine months ended March 31, 2013, compared to 9% and 8% for the three and nine months ended March 31, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of fiscal year 2013 was $43.8 million, compared to $38.7 million for the third quarter of fiscal year 2012, an increase of $5.0 million, or 13%. Depreciation and amortization expense for the first nine months of fiscal year 2013 was $133.0 million, compared to $111.9 million for the first nine months of fiscal year 2012, an increase of $21.2 million, or 19%. The increase is partially due to the amortization of intangibles related to our acquisition of Extend Health in the fourth quarter of fiscal year 2012. In addition, we accelerated amortization for a software application that we acquired in the Merger, as management determined that its use would be primarily discontinued in the next two to three years. A portion of the increase is also attributable to increased depreciation on the computer hardware was placed in service in fiscal year 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses were 5% and 4% for three and nine months ended March 31, 2013 and 5% and 4% for the three and nine months ended March 31, 2012, respectively.

Transaction and Integration

Transaction and integration expense for the third quarter of fiscal year 2013 was $12.3 million, compared to $21.4 million for the third quarter of fiscal year 2012, a decrease of $9.1 million, or 42%. Transaction and integration expense for the first nine months of fiscal year 2013 was $30.8 million, compared to $65.2 million for the first nine months of fiscal year 2012, a decrease of $34.5 million, or 53%. The decrease was principally due to a reduction in expenses in the third quarter and first nine months of fiscal year 2013 as information technology integration projects that were ongoing in fiscal year 2012 are close to completion. As a percentage of revenue, transaction and integration expenses were 1% and 2% for the three and nine months ended March 31, 2013 and 1% and 3% for the three and nine months ended March 31, 2012, respectively.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2013 was $41.9 million, compared to $41.2 million for the three months ended March 31, 2012. The effective tax rate was 30.6% for the third quarter of fiscal year 2013 and 37.4% for the third quarter of fiscal year 2012. The prior year effective tax rate includes increases to uncertain tax positions of 1.7%. The current year effective tax rate is lower primarily due to a tax benefit on the effective settlement of uncertain tax positions of 2.3% and tax benefits from tax return true ups of 2.4% in the third quarter of fiscal year 2013. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

Provision for income taxes for the first nine months of fiscal year 2013 was $110.8 million with an effective tax rate of 32.2%, compared to $113.6 million with an effective tax rate of 36.8% for the first nine months of fiscal year 2012. The change in the effective tax rate is primarily due to current year income tax benefits resulting from legal entity restructurings of 1.4% and income tax benefits on the release of uncertain tax positions of 1.2% resulting from the settlement of an IRS examination during the quarter. The change in effective rate is also due to prior year increases resulting from the establishment of valuation allowances in foreign jurisdictions of 0.6% and increases in uncertain tax positions of 1.0% in the nine months ended March 31, 2012.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the three months ended March 31, 2013 was $94.9 million, compared to $68.2 million for the three months ended March 31, 2012. Net income attributable to controlling interests for the first nine months of fiscal year 2013 was $235.9 million compared to $194.9 million for the first nine months of fiscal year 2012.

Diluted Earnings Per Share

Diluted earnings per share for the third quarter of fiscal year 2013 was $1.34, compared to $0.95 for the third quarter of fiscal year 2012. Diluted earnings per share for the first nine months of fiscal year 2013 was $3.29, compared to $2.68 for the first nine months of fiscal year 2012.

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

Our cash and cash equivalents at March 31, 2013 totaled $472.7 million, compared to $478.2 million at June 30, 2012. The decrease in cash from June 30, 2012 to March 31, 2013 was primarily due to contributions to our qualified pension plans; the acceleration of dividend payments for calendar year 2013 in December 2012; and higher repayments under our credit facility.

Our cash and cash equivalents balance includes $49.5 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we have a net $423.2 million of cash that is available for our general use.

Our restricted cash at March 31, 2013 totaled $178.3 million, compared to $171.4 million at June 30, 2012, of which $173.5 million at March 31, 2013 was held on behalf of our reinsurance clients to pay premiums or claims and an additional $4.8 million was held for payment of health and welfare premiums on behalf of our clients.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2013, $393.6 million of Towers Watson’s total cash and cash equivalents balance of $472.7 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

During the quarter, we changed our ASC 740, Income Taxes, assertion with respect to our U.K. subsidiary and intend to make a distribution of approximately $165 million by June 30, 2013. We have not recorded income tax expense for this distribution as the estimated additional U.S. tax cost is expected to be insignificant due to available foreign tax credits from the dividend equivalent to the U.S. statutory tax rate. We have not provided U.S. federal income taxes on undistributed foreign earnings of our other foreign subsidiaries because such earnings are considered indefinitely reinvested outside the United States. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2013 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From Operating Activities.

Cash flows from operating activities was $286.5 million for the first nine months of fiscal year 2013 compared to cash flows from operating activities of $158.5 million for the first nine months of fiscal year 2012. This increase is primarily from an increase in net income before non-controlling interests and increased cash collections from client receivables offset by contributions to our qualified pension plans.

The allowance for doubtful accounts decreased $4.6 million from June 30, 2012 to March 31, 2013. The number of days of sales outstanding decreased to 79 at March 31, 2013, compared to 90 at June 30, 2012.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for the first nine months of fiscal year 2013 were $91.1 million, compared to $49.8 million of cash flows used in investing activities for the first nine months of fiscal year 2012. The additional cash used in investing activities reflects smaller redemptions and greater purchases of available-for-sale securities.

Cash Flows Used in Financing Activities.

Cash flows used in financing activities for the first nine months of fiscal 2013 were $187.6 million, compared to cash flows used in financing activities of $187.8 million for the first nine months of fiscal year 2012. Cash flows used in financing activities remained consistent in fiscal year 2013 compared to fiscal year 2012; however, the mix of cash inflows and outflows changed. We had higher borrowings under our Senior Credit Facility offset by higher repayments. We had decreased repurchases of common stock offset by increased and accelerated dividend payments of $32.5 million to shareholders during December 2012 for dividends otherwise potentially payable in January, April, July and October 2013 in anticipation of an increase on the tax rate on dividend income.

During the nine months ended March 31, 2013, the average outstanding balance on our Senior Credit Facility was $248.4 million and the largest outstanding balance was $365.9 million.

Capital Commitments

Capital expenditures were $66.6 million for the first nine months of fiscal year 2013. Anticipated commitments of capital funds are estimated at $20 million for the remainder of fiscal year 2013. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the three months ended December 31, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for the three months ended March 31, 2013. Total dividends paid in the nine months ended March 31, 2013 and 2012 were $48.1 million and $19.4 million, respectively.

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2013 are projected to be approximately $ 18.4 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740. The expected settlement period for the $37.5 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $21.0 million to $22.0 million, excluding interest and penalties.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”), replacing a previous facility due to expire in December 2012. Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the nine months ended March 31, 2013, the weighted-average interest rate on the Senior Credit Facility was 1.49%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2013, we were in compliance with our covenants.

As of March 31, 2013, Towers Watson had borrowings of $135.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of March 31, 2013, Towers Watson had standby letters of credit totaling $24.9 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the nine months ended March 31, 2013 was 1.47%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$94,845	$69,046
Provision for income taxes	41,875	41,199
Interest, net	2,870	(471)
Depreciation and amortization	43,777	38,729
Transaction and integration expenses	12,328	21,411
Stock-based compensation (a)	(4,236)	4,507
Change in accounting method for pension (b)	—	6,237
Other non-operating income (c)	(12)	(891)

Adjusted EBITDA	$191,447	$179,767

	Nine Months Ended
	March 31,
	2013	2012
	(in thousands)
Reconciliation of net income before non-controlling interests to
Adjusted EBITDA is as follows:
Net income before non-controlling interests	$233,238	$194,743
Provision for income taxes	110,807	113,622
Interest, net	7,925	3,866
Depreciation and amortization	133,049	111,884
Transaction and integration expenses	30,753	65,221
Stock-based compensation (a)	8,620	26,659
Change in accounting method for pension (b)	—	6,237
Other non-operating income (c)	(5,004)	(9,205)

Adjusted EBITDA	$519,388	$513,027

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.
(b)	The Company had a net impact of $6.2 million during the prior year as a result of the cumulative effect of the change in accounting method of $9.5 million offset by a reduction in net periodic cost of $3.3 million.
(c)	Other non-operating income includes income from affiliates and other non-operating income.

A reconciliation of net income attributable to controlling interests, as reported under generally accepted accounting principles, to adjusted net income attributable to controlling interests, and of diluted earnings per share as reported under generally accepted accounting principles to adjusted diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$94,916	$68,234
Adjusted for certain Merger-related items (d),(e):
Amortization of intangible assets	13,455	11,443
Transaction and integration expenses including severance	8,552	13,701
Stock-based compensation (f)	(2,939)	2,911
Change in accounting method for pension	—	4,065

Adjusted net income attributable to controlling interests	$113,984	$100,354

Weighted average shares of common stock — diluted (000)	71,076	71,953

Earnings per share — diluted, as reported	$1.34	$0.95
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.18	0.16
Transaction and integration expenses including severance	0.12	0.18
Stock-based compensation	(0.04)	0.04
Change in accounting method for pension	—	0.06

Adjusted earnings per share — diluted	$1.60	$1.39

	Nine Months Ended
	March 31,
	2013	2012
	(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$235,933	$194,877
Adjusted for certain Merger-related items (d),(e):
Amortization of intangible assets	39,950	31,561
Transaction and integration expenses including severance	20,795	41,142
Stock-based compensation (f)	5,588	17,435
Change in accounting method for pension	—	4,065
Gain on investment in Fifth Quadrant	—	(1,779)
Release of acquisition related liability	—	(601)
Other merger-related tax items	—	(698)

Adjusted net income attributable to controlling interests	$302,266	$286,002

Weighted average shares of common stock — diluted (000)	71,639	72,658

Earnings per share — diluted, as reported	$3.29	$2.68
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.55	0.43
Transaction and integration expenses including severance	0.29	0.57
Stock-based compensation	0.08	0.24
Change in accounting method for pension	—	0.06
Gain on investment in Fifth Quadrant	—	(0.03)
Release of acquisition related liability	—	(0.01)
Other merger-related tax items	—	(0.01)

Adjusted earnings per share — diluted	$4.21	$3.93

(d)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period, which was 30.6% and 32.2% for the three and nine months ended March 31, 2013, respectively.

(e)	In periods prior to fiscal 2013 there were significant variances between the interim period effective tax rate (ETR) and the applicable ETR for each merger-related item. For the three months ended March 31, 2012 the adjustments were tax effected at 35.5% for amortization of intangible assets, 36.0% for transaction and integration expenses including severance, 35.4% for stock-based compensation, and 34.8% for change in accounting method for pension. For the nine months ended March 31, 2012 the adjustments were tax effected at 34.8% for amortization of intangible assets, 36.9% for transaction and integration expenses including severance, 34.6% for stock-based compensation, 34.8% for change in accounting method for pension, 28.0% for gain on investment in Fifth Quadrant, and 39.9% for release of acquisition related liability.
(f)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2013, we had a $198.6 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $202.2 million as of June 30, 2012. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 4 — Goodwill and Intangible Assets; Note 7 — Retirement Benefits; Note 8 — Debt, Commitments and Contingent Liabilities; Note 11 — Restricted Stock; Note 13 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make suitable acquisitions and divestitures;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisition of Extend Health is not profitable or is not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2014;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

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

and other factors as discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC, as supplemented in our Quarterly Reports on Form 10-Q. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

For the nine months ended March 31, 2013, 49% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of March 31, 2013, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income attributable to controlling interests of $23.2 million, or 7%, for the nine months ended March 31, 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. During the three months ended March 31, 2013, our new system deployment was completed. The transition to the new information system included a significant effort in the testing of the system prior to deployment, training of associates who are using the system and updating of our internal control process and procedures that were impacted by the deployment. During each phase of the deployment, we tested the results from the system and performed an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, our management updated the system of internal control over the impacted areas.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2013.

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

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of March 31, 2013, 788,189 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of March 31, 2013, $120.5 million remained available for the repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the third quarter of fiscal year 2013 and the Company’s repurchase plans:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2013 through January 31, 2013 (c)	166,432	$55.34	166,432	2,536,146
February 1, 2013 through February 28, 2013	—	—	—	2,536,146
March 1, 2013 through March 31, 2013	10,100	66.97	10,100	2,526,046

	176,532		176,532

(a)	All of the shares of Class A Common Stock repurchased in the third quarter of fiscal year 2013 were repurchased under the $150 million repurchase plan approved by our Board of Directors.
(b)	The maximum number of shares that may yet be purchased under our plans includes the remaining shares under our two stock repurchase plans. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on March 28, 2013, the last trading day of our fiscal quarter, of $69.32.
(c)	The total number of shares purchased in January 2013 includes shares that Towers Watson agreed to repurchase in 2010. While Towers Watson made partial payments for these shares in 2010, 2012 and 2013, the shares were not considered repurchased until the final payment was made in January 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.3	Amended and Restated Towers Watson & Co. 2009 Long Term Incentive Plan.**

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012,(iii) Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2013, and (vi) Notes to Condensed Consolidated Financial Statements***.

*	Filed or furnished herewith.
**	Designates management contracts and compensation plans.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		May 7, 2013
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 7, 2013
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		May 7, 2013
Name:	Michael M. Thomson	Date
Title:	Controller (Chief Accounting Officer)