Form 10-K
period 2013-06-30
Towers Watson & Co.
filed 2013-08-15
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,954,873,847 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2012.

As of August 6, 2013, there were 65,351,264 outstanding shares of Class A common stock and 5,374,070 outstanding shares of Class B-4 common stock at a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

TOWERS WATSON & CO.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2013

Special Note Regarding Forward-Looking Statements

This Annual Report contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings, statements contained in sections such as: Note 5, “Goodwill and Intangible Assets”; Note 10, “Retirement Benefits”; Note 11, “Debt, Commitments and Contingent Liabilities”; Note 13, “Restricted Stock”; and Note 15, “Income Taxes” of the notes to the consolidated financial statements included in Item 15 of this Annual Report; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part I, Item 3 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. We undertake no obligation to update any of the forward-looking information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise.

PART I

Item 1. Business.

The Company

Towers Watson & Co. (referred to herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of benefits, talent management, rewards, and risk and capital management. We offer our clients comprehensive services across four business segments – Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions – through a strong talent pool of approximately 14,500 full-time associates across 37 countries. Our professional staff, including fully accredited actuaries, are trusted advisors and experts in their fields. Towers Watson was formed on January 1, 2010, from the merger (the “Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years.

We help our clients enhance business performance in three primary ways. First, we help employers improve their ability to attract, retain and motivate qualified employees. We deliver consulting services and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in benefit and human capital management. Second, we advise the insurance industry on a wide range of strategic and risk management issues, and we help our clients in all industries mitigate risk through insurance, reinsurance and capital market transactions. And we provide investment advice and solutions to help our clients develop and implement disciplined, efficient strategies to meet their investment goals. Lastly, we help employers realize cost savings related to their retiree health plans, while providing retirees with improved choice and control over their health benefits.

Our target market is generally large, multi-national and domestic companies, with particular focus on the insurance industry for our risk consulting and brokerage businesses. Our clients include many of the world’s leading corporations, including approximately 81% of the Fortune Global 500 companies and 79% of the Fortune 1000. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.

Business Overview

As leading economies worldwide become more service-oriented and interconnected, effective human resource and financial management are increasingly a source of competitive advantage for organizations. Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, expectations for innovation and quality enhancements, changing risks, skill shortages in selected areas, and an aging population in many developed countries have increased employers’ focus on attracting and retaining talented employees. Further, employers are focused on achieving productivity improvements and effectively managing the size and volatility of their labor costs. The growing demand for employee benefit and human capital management services is directly related to the size and complexity of human resource programs and the rapid changes associated with their design, financial management and administration, including health care reform in the U.S. Additionally, as organizations focus on improving business performance, they want to combine risk management and operational improvements within their overall financial management framework. It is crucial for companies and insurance carriers to link risk, capital and value in order to manage value creation and balance risk and return. These are among the primary business issues that lead employers to seek Towers Watson’s advice and solutions.

The Benefits segment is our largest segment. It provides benefits consulting and administration services through four lines of business. Retirement and Health and Group Benefits support organizations worldwide in designing, managing and administering all types of retirement and health and group benefit plans and communicating with their workforces about the plans. The International Consulting group supports multinational companies as they look to govern these plans globally and bring global strategies, efficiencies and risk management techniques to bear. The group also provides support for mergers, acquisitions and other corporate transactions. Through our Technology and Administration Solutions line of business, we deliver benefits outsourcing solutions, including administration technology and call center support. A significant portion of this segment’s revenue is from recurring work, driven in large part by our clients’ annual needs for these services. The segment also generates revenue by helping our clients with various changes driven by legislation, regulation, and changes in work force preferences. The Benefits segment contributed approximately 57% of Towers Watson’s revenue during the fiscal year ended June 30, 2013.

The Risk and Financial Services segment, our second largest, has three lines of business united by an approach that focuses on risk, capital and value. Our aim is to help clients improve business performance by effectively integrating risk management into their overall financial management framework. Risk Consulting and Software provides risk consulting and financial modeling software solutions primarily to the insurance industry. Reinsurance and Insurance Brokerage provides a range of risk transfer solutions, principally reinsurance brokerage services. Investment provides consulting and solutions focused on investment strategy, risk assessment, asset allocation, and investment manager selection to institutional investors, primarily pension plans. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of the insurance industry and ongoing demand for services such as reinsurance brokerage and investment consulting. The Risk and Financial Services segment contributed approximately 23% of Towers Watson’s revenue during the fiscal year ended June 30, 2013.

The Talent and Rewards segment has three lines of business that help clients improve workforce and business performance, with a focus on getting and keeping the right people, and having them do the right things at the right cost. Executive Compensation advises our clients’ management and boards of directors on executive pay and incentive programs. Rewards, Talent and Communication provides a broad array of services including designing and implementing the pay and other human resource programs and processes that influence employees’ behavior, engagement and performance. Data, Surveys and Technology explores the workforce and workforce programs through such services as compensation benchmarking, employee opinion surveys and, human resource (HR) function metrics, and provides solutions in reward administration and talent management technology. The revenues in this segment come largely from project-based work for a stable client base. The Talent and Rewards segment contributed approximately 17% of Towers Watson’s revenue during the fiscal year ended June 30, 2013.

We created our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012. Exchange Solutions operates the largest private Medicare insurance exchange in the U.S. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits as in the past, but at a lower overall cost. Revenues in our Exchange Solutions segment come predominantly from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. The Exchange Solutions segment contributed approximately 3% of Towers Watson’s revenue during the fiscal year ended June 30, 2013.

Towers Watson is recognized for its thought leadership and proprietary solutions. Our insights, derived from our extensive research across our four business segments, are a core part of our brand identity and are widely cited by major news outlets, including The Wall Street Journal, The New York Times, the Financial Times, BBC News and CNBC. We publish proprietary studies and white papers on topics that include employee attitudes toward the workplace, executive pay trends, health care quality and costs, the impact of enterprise risk management on business performance and strategies for managing pension risk and investments. Our research on changing demographics in major economies is helping companies prepare for the impact of these changes on costs, productivity and the ability to attract and retain talented employees.

While we are focused on maintaining our deep expertise in products and services in the areas described above, we believe our primary strength is our ability to link products and services from our various consulting areas to comprehensively meet our clients’ complex needs.

Below are total Towers Watson revenues and long-lived assets by geographic area for the fiscal years ended June 30, 2013, 2012 and 2011:

	Revenue			Long-Lived Assets
	2013	2012	2011	2013	2012	2011
North America	$2,073,708	$1,858,521	$1,865,299	$2,293,045	$2,263,592	$1,536,071
Europe	1,225,515	1,267,585	1,158,567	1,193,188	1,110,367	1,607,604
Other Regions	297,561	291,630	235,585	47,308	66,131	63,650

	$3,596,784	$3,417,736	$3,259,451	$3,533,541	$3,440,090	$3,207,325

Principal Services

As mentioned earlier, our global operations include four segments: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions. The percentages of revenue generated by the various groups are as follows:

	Year ended June 30,
	2013	2012	2011
Benefits	57%	58%	59%
Risk and Financial Services	23	25	24
Talent and Rewards	17	17	17
Exchange Solutions	3	N/A *	N/A

Total Segment Revenue	100%	100%	100%

*	The Exchange Solutions segment contributed $3.6 million, or less than 1 percent, of revenue, for the one month of operations included in our fiscal year 2012 results.

Benefits Segment

The Benefits segment is our largest, with over 6,900 associates. The Benefits segment generated approximately 57% of Towers Watson’s revenue for the fiscal year ended June 30, 2013. This segment has grown organically and through business combinations. Benefits consultants work with clients to create and manage cost-effective benefit programs that help them attract, retain and motivate a talented workforce, while managing the costs and financial risks associated with these programs.

The lines of business within the Benefits segment are:

•	Retirement

•	Health and Group Benefits

•	Technology and Administration Solutions

•	International Consulting

The Benefits lines of business often work closely together on client assignments, along with consultants from the Talent and Rewards and Risk and Financial Services segments. Examples of such client assignments include mergers and acquisitions, total reward program design, retiree benefit strategy, benefit program de-risking, benefits administration and benefit-related communication and change management.

Retirement

As one of the world’s leading advisors on retirement plans, we provide actuarial and consulting services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. We also help our clients assess the effects of changing workforce demographics on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.

Towers Watson is the named actuary for many of the world’s largest retirement plan sponsors. We provide actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the U.S., we provide actuarial services to five of the six largest corporate-sponsored defined benefit plans (based on total pension plan assets), and, in the U.K., we advise 48 of the 100 largest corporate pension funds. We also have market-leading positions in Canada, Germany and the Netherlands. In 2012, we won actuarial employer of the year with three Towers Watson associates voted among the Top 30 Actuaries under 30 by Actuarial Post magazine in the U.K. We offer clients a full range of integrated, innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. For clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services, and communication and change management assistance.

Our retirement consulting services include:

•	Retirement strategy and plan design

•	Actuarial services and related support

•	Retirement plan financial management

•	Settlement solutions

•	Compliance and governance strategies

•	Risk management

•	Defined contribution solutions

Much of our recent consulting with clients relates to defining and managing pension plans to achieve a desired status (maintaining ongoing plans, continuing to sponsor frozen plans, exiting from plan sponsorship), managing risk and cost volatility, various regulatory changes (global accounting reform and U.S. and European pension funding legislation), and a broad-based desire on the part of many employers to reexamine their retirement design approach. Using in-depth data analysis, we provide perspective on the overall environment and help our clients make plan design decisions. As we have tracked the retirement designs of the largest public companies around the world over many years, we provide clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution plan designs.

To ensure the consistency and efficiency of our retirement consulting service delivery in all of our offices worldwide, we dedicate significant resources to technology systems and tools. We also maintain extensive proprietary databases that enable our clients to track and benchmark benefit plan provisions. Our retirement consulting relationships are generally long-term in nature, and client retention rates for this line of business are high. Revenue for the retirement business is seasonal, as most of our work pertains to calendar-year-end reporting and compliance related to the completion of pension plan valuations; thus, the third quarter of our fiscal year is the strongest quarter. Major revenue growth drivers in this line of business include changes in regulations, economic uncertainty, increased global demand and increased market share.

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

Our consulting approach in this business includes:

•	Broad and deep plan management and actuarial expertise

•	Robust databases of plan designs and plan performance metrics used to diagnose program performance and inform solutions

•	Investment in innovation and thought leadership to drive new market approaches

•	A continuum-of-service approaches that allow clients to choose from among packaged yet customized solutions

•	Deep specialty expertise in the areas of health management, pharmacy, absence and disability management, and benefit plan audit and measurement

Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status — factors that have increased benefit costs for employers. Our health and group benefits consulting services help employers provide health and welfare benefits designed to attract and retain qualified employees, while controlling costs and enhancing workforce health and productivity.

In the U.S., the Patient Protection and Affordable Care Act (PPACA) has prompted employers to reevaluate their health plan strategies in light of expanded coverage requirements and new tax considerations. Our consultants are helping clients with these strategy decisions, including how to optimize their programs and evaluate emerging coverage options, specifically publicly subsidized health insurance exchanges and private exchanges.

Given continued above-inflation-rate increases in health care costs, our consultants help employers find proven solutions for managing plan costs and engaging members in health management and cost-control. An increasing number of employers are adopting account-based approaches, increasing their emphasis on employee health engagement, and using behavior-based approaches in the design of their programs. In the U.S., the PPACA has also spawned new approaches in the ways that providers are paid – approaches, intended to improve outcomes via more efficient care and service utilization. These models put employees in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wise health purchasing decisions.

In addition to our consulting services, we manage a number of collective purchasing initiatives (e.g., pharmacy, stop-loss) that enable employers to realize greater value from third-party service providers than they can on their own. Our newest offering in this regard is OneExchange Active, our private health insurance exchange for active employees. This offering is integrated with other health insurance exchange offerings, OneExchange Retiree and OneExchange Access, which are provided within the Exchange Solutions segment. We have designed our health insurance exchange based on the same high performance plan principles underlying our advice to clients who choose to self-manage their health programs. Our clients now have the choice of continuing to self-manage and using our consulting services or to access high performance on our private exchange platform. Our first OneExchange Active clients will go live in 2014.

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

Technology and Administration Solutions

Our Technology and Administration Solutions line of business, our third largest within the Benefits segment, provides benefits outsourcing services to hundreds of clients across multiple industries. Our world-class services are supported by our robust technology platforms, including our BenefitConnect system in the U.S., and our dedicated, onshore benefits call centers.

Supporting more than seven million plan participants and their family members, we provide:

Pension

•	Pension and retirement plan administration

•	Pension de-risking

•	Pension payroll administration

•	Treasury and accounting administration

•	Flexible benefits plan administration

•	Trustee services

•	Data clean-up

•	Benefits call centers

Health & Welfare

•	Health and welfare administration

•	Private health insurance exchange

•	Dependent eligibility verification

•	COBRA administration

•	Benefit billing

We have more than three decades of success in benefits outsourcing and were ranked a leader for the third year in a row on the Global Outsourcing 100 list. In the last two years, we were also ranked #1 and #2 in the Diversified Outsourcing Services category on Fortune magazine’s list of “World’s Most Admired Companies.” To help meet the needs of all employers, we provide flexible benefits administration delivery model options, ranging from co-sourcing to full outsourcing for pension and health and welfare benefits.

In the U.S., we are a top-tier benefits outsourcing provider and a market leader for defined benefit and health and welfare administration. Our administration technology, BenefitConnect includes case management and administration tools to help plan sponsors manage the entire life cycle, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their benefits. BenefitConnect is also the administration engine for our U.S. private health insurance exchange. We deliver fully outsourced services through three U.S. service center locations, with representatives equipped with a recently upgraded, fully integrated technology suite and training that leverages the breadth of Towers Watson’s benefits expertise. Within the U.S., participant satisfaction with our Technology and Administration Solutions customer service centers was approximately 98% for the fiscal year ending June 30, 2013.

In the U.K., we are a leader in retirement administration outsourcing and flexible benefits administration services to the private sector. We use highly automated processes and web technology to enable benefit plan members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources departments with timely management information to monitor activity levels and reduce administration costs. In markets outside the U.K. with more complex defined contribution arrangements, we have deployed sophisticated defined contribution technology, processes and controls. Our defined contribution administration model used in Germany and the U.K. leverages web technology and provides clients with “back office” reconciliation, while offering clients the option to outsource or co-source front-office operations as needed. Participants can access their data directly and thereby be self-sufficient in managing their portfolios.

International Consulting

To help multinational companies address the challenges of operating in the global marketplace, Towers Watson provides expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries. Multinationals increasingly need to manage and govern compensation and benefit policies and practices from a global perspective, and our international consultants work with the headquarters of multinationals to develop such strategies and implement them. In addition, activities within multinationals are increasingly global in nature (e.g. mergers, acquisitions and other corporate transactions, or the implementation of a captive insurance program). Our global specialists, in cooperation with their colleagues in our local offices worldwide, help clients manage and ensure the success of such projects.

In addition to global strategy, governance and oversight, our services include:

•	Global actuarial services to well over 250 companies, which is a market leading position

•	Global total rewards and benefit design

•	Global workforce health and wellbeing

•	Defined contribution plan oversight

•	Defined benefit plan risk management and reduction strategies

•	Financing of employee benefits through pooling and captives

•	The optimization of global employee benefit management and spend

Towers Watson also has a global service offering with client-ready teams of experienced M&A practitioners across all our segments. The team has worked on hundreds of transactions across industry sectors and geographic borders and has participated in every phase, from target evaluation, through due diligence, to post-deal integration. In the past year, we have serviced over 450 clients on more than 750 M&A projects. This breadth of experience, coupled with our extensive knowledge of the employee mindset and the insurance sector, gives us a strong foundation to help organizations achieve their deal objectives. Our M&A team brings together a strong set of services to help clients evaluate and address the critical people-related issues, assets, liabilities, risks and opportunities surrounding a transaction from due diligence through full integration.

Risk and Financial Services Segment

Risk and Financial Services is our second-largest segment. Segment revenues were approximately 23% of Towers Watson’s revenue for the fiscal year ended June 30, 2013. This segment includes three lines of business:

•	Risk Consulting and Software

•	Investment

•	Reinsurance and Insurance Brokerage

We work with chief financial officers, treasurers, chief risk officers, senior actuaries, reinsurance buyers, pension plan sponsors and trustees of our clients’ organizations. Two of our lines of business, Risk Consulting and Software and Reinsurance and Insurance Brokerage, have a particular focus on the insurance industry, while Investment focuses primarily on pension plans. The three lines of business also apply their expertise to serve broader markets.

We believe that we deliver significant value to our clients by bringing together capabilities from across RFS and other parts of Towers Watson to address their key issues. For example, we combine our risk consulting and software solutions with brokerage to help insurance executives more holistically manage their capital and make better reinsurance and risk transfer decisions. And our investment experts often work with colleagues in our Benefits segment on retirement financial management issues. In the future, we will look for more opportunities to combine our services to anticipate and address client needs in innovative ways.

We combine Towers Watson’s innovative actuarial thinking with a range of financial modeling software products. The combination offers comprehensive solutions that enable our insurance clients to price their products, measure value, manage risk and monitor capital adequacy. We use these tools internally for consulting projects and license them to clients around the world. With our January 2011 acquisition of EMB, Towers Watson has been able to offer the property & casualty insurance industry’s widest range of analytical software products designed to give users a competitive advantage.

Risk Consulting and Software

Risk Consulting and Software, the largest line of business within Risk and Financial Services, serves the insurance industry. Our associates use strong analytical skills, proven consulting techniques and software solutions to help our clients improve business performance. We serve three-quarters of the world’s top 100 insurance companies and are a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than any other consulting firm.

Our Risk Consulting and Software services include:

•	Financial and regulatory reporting

•	Enterprise risk and capital management

•	M&A and corporate restructuring (including actuarial valuation, capital analysis and due diligence)

•	Product and market strategies (including pricing and predictive modeling)

•	Financial modeling

•	Strategy and performance improvement

•	Software solutions

•	Integrated consulting and risk transfer (with Brokerage)

We provide a wide range of enterprise risk management services to help insurance companies identify and control risks, enhance risk-adjusted returns and meet strategic objectives. We are a major provider of actuarial valuation and due diligence support for insurance industry mergers, acquisitions and restructurings. We help our clients evaluate their liabilities and economic capital requirements for financial reporting and management purposes. We also help them respond to regulatory changes that affect financial reporting. And we provide other services, including product development, predictive modeling, strategies for entry into new markets, claim consulting and catastrophe modeling. We help non-insurance entities with risk management issues, such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies to align their risk profile with overall financial objectives. And we are extending our offerings into new areas — including telematics and usage-based insurance — building on our traditional strengths in modeling and data analysis.

Investment

Investment is the second largest line of business within the Risk and Financial Services segment. Our Investment business helps our clients manage investment complexity, establish their risk tolerance and improve governance.

We have one of the industry’s largest investment consulting businesses. Our business is focused on creating value for institutional investors by providing objective, best-in-class investment advice. We provide coordinated investment strategy advice — based on our expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting and investment manager selection — to some of the world’s largest pension funds and institutional investors.

Our Investment services include:

•	Investment policy, governance and risk assessment

•	Investment strategy

•	Structured products design

•	Manager structure and selection

•	Manager monitoring and evaluation (including performance reporting)

•	Delegated investment services

Our more than 150 investment research professionals across the world’s major markets are experienced in economic, capital market and manager research. With deep specialist expertise in asset management, economic forecasting and actuarial science, we provide practical advice tailored to meet the specific needs of each advisory client. For clients looking to outsource responsibility for investment decision-making and/or implementation, our delegated investment services enable investors to build and maintain diversified investment portfolios customized to their risk preferences. While Investment clients primarily include defined benefit and defined contribution pension plans, we have seen significant growth potential in expanding our services to other institutional investors including insurance companies, wealth management companies, endowment funds and sovereign wealth funds and we are continuing to enhance our capabilities in these areas. The Investment team was further expanded with the acquisition of Oxford Investment Partners (OXIP) in February 2013, a multi-manager fund-of-funds business serving UK investors, which increased our investment execution capabilities and strengthened our leadership position in the fiduciary management market.

Reinsurance and Insurance Brokerage

Reinsurance and Insurance Brokerage is the third largest line of business in the Risk and Financial Services segment. Our Brokerage business primarily serves as an intermediary between our clients and the insurance, reinsurance and capital markets. The substantial majority of our business is providing global reinsurance intermediary services and consulting expertise. We provide intermediary services for all major lines of property & casualty insurance and maintain trading relationships with more than 200 reinsurers and Lloyd’s underwriters.

Our Brokerage services include:

•	Reinsurance strategy, program review, design and placement

•	Contract negotiation, claims and accounting

•	Catastrophe exposure management and modeling

•	Market security evaluation and monitoring

•	Rating agency advisory

•	Primary insurance intermediary services for corporations and public entities

•	Programs, facilities and binding authorities

•	Capital markets broker/dealer capabilities

•	Integrated consulting and risk transfer (with Risk Consulting and Software)

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

While most of our clients are insurance companies, our Brokerage business also places insurance for corporate and public entity clients. We have offices in North America and Europe to serve clients and access all major insurance markets. Our London office places reinsurance for Lloyd’s Syndicates and European insurance companies. In addition, it acts as a correspondent broker, placing reinsurance for North American companies into Lloyd’s of London. Together with Risk Consulting and Software, our Brokerage business has an on-the-ground presence in Bermuda to serve this important market.

Talent and Rewards Segment

Our third segment, Talent and Rewards, generated approximately 17% of Towers Watson’s revenue for the fiscal year ended June 30, 2013. This segment includes three lines of business:

•	Executive Compensation

•	Rewards, Talent and Communication

•	Data, Surveys and Technology

Executive Compensation

We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. We help clients understand market practices in these areas. Given that companies in all world regions face scrutiny of executive pay from shareholders, regulators and other stakeholders, our focus is on aligning pay plans with the organization’s business strategy and driving desired performance. Our services include executive compensation philosophy and strategy development, modeling and valuation of pay plan elements, performance measurement selection and calibration, board of director compensation and plan design, advice on change-in-control and severance programs, and total compensation assessment and benchmarking. We also provide clients with executive-pay-related support associated with various transactions, including mergers, acquisitions, divestitures, executive transitions and business restructuring.

Our global network of executive pay practitioners — including consultants on the ground in key countries worldwide supported by research and data covering the world’s top markets — provides comprehensive solutions to our clients. We have dedicated in-house experts on legislative and regulatory requirements, tax and accounting issues, proxy advisor policies, disclosure rules and other considerations in designing executive pay programs. Whether we are retained by the board’s compensation committee or by management, our extensive consulting protocols help ensure that our clients receive fully independent, objective advice.

Rewards, Talent and Communication

This line of business offers a broad array of advisory services focused on designing and implementing HR programs and processes. Our solutions cover the employment lifecycle and help companies attract and deploy talent, engage them over time; manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.

Our primary practice areas are:

•

Talent Management. We help organizations develop integrated programs and processes to identify and address their leadership and workforce needs; develop leaders and employees; and align roles, goals and incentives for employees and leaders with the critical drivers of business performance.

•

Rewards. We provide the tools, advisory services and execution support to help organizations design and administer effective compensation programs. We help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet business goals. Our sales effectiveness and rewards service offering focuses on sales force productivity and incentives. The rewards practice also has focused teams who serve the health care, high technology and financial services industries.

•

Communication and Change Management. Applying their deep expertise in change management, organizational effectiveness and communication, our communication and change management consultants helps our clients drive employee engagement and align employee behavior with business results.

Data, Surveys and Technology

This line of business combines data, analytics and software to enable the effective management of people and HR programs.

This business includes our global compensation databases; offerings in employee surveys, human capital metrics and analytics benchmarking and HR service delivery consulting, as well as software applications for talent, performance and compensation management. These services generate recurring revenue by leveraging data, technology and a pool of staff resources that is flexibly deployed.

We provide data on compensation, benefits, and HR policies and practices in 110 countries across six continents, covering over 40 industry sectors, 50 functions/job families and 4,200 international general industry and 9,900 industry-specific jobs (disciplines/career levels). Underpinned by our extensive network of regional survey experts and local consulting offices, each country’s surveys provide decision-quality data and interpretation reflecting local laws and practices. Our survey data support global clients wherever they do business.

Our HR service delivery consulting services help employers design and implement the human resource organizational structure, service delivery model, staff and technology they need to meet the needs of the organization and employees efficiently and effectively. We support clients in developing HR technology strategy, implementing Workday, and providing consulting support related to implementation of other platforms. Our capabilities include business case development, project planning, requirements definition, process design and implementation services supported by our change management expertise.

We also provide a broad array of proprietary technology solutions, including:

•

Talent|REWARD, an integrated suite of applications for recruiting, performance management, global job leveling, compensation planning and administration, succession planning, career development, and learning management

•	Total rewards portals and statements

•	Onboarding applications

•	HR and employee portals

Exchange Solutions Segment

Our fourth segment, Exchange Solutions, generated approximately 3% of Towers Watson’s revenue for the fiscal year ended June 30, 2013. We are redefining the manner in which employee and retiree health benefits are offered and delivered. Our solutions create cost savings for our employer clients and provide our individual customers with improved choice and control over their health benefits.

Our core solution within this Segment, OneExchange Retiree, enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or “contribution” to spend on health care services at an annual cost that the employer controls as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at an uncertain annual cost. With our OneExchange Retiree solution, our clients can provide their retirees with the same or better healthcare benefits at a lower cost than before. We have provided an effective alternative to traditional group Medicare health plans for private and public sector clients, including Fortune 500 companies. We have helped hundreds of thousands of retirees and their dependents navigate the individual retiree medical insurance market, and evaluate and choose a health plan using our proprietary exchange platform and decision support tools. In addition, this line of business is developing and expanding its solutions to address the pre-65 retiree, or early retiree, and are working on exchange opportunities for active employee.

This line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient Medicare quoting and an enrollment engine, a custom-developed CRM system and comprehensive insurance carrier connectivity. Exchange Solutions services include:

•

Analyzing and optimizing employer healthcare benefit subsidies and developing healthcare coverage strategies that enables our clients to predict their healthcare liabilities and realize significant cost savings by transitioning their retirees to defined contribution plans

•	Managing an exchange of over 85 national and regional insurance carriers offering thousands of health plans that compete on price, coverage and quality

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

Competition

The human capital and risk management consulting and reinsurance brokerage industries are highly competitive. We believe there are significant barriers to entry and we have developed competitive advantages in providing HR consulting services. However, we face strong competition from several sources.

Our principal competitors in the global HR consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). The industry also includes other benefit and compensation firms and the human resource consulting divisions of diversified professional service firms, including Deloitte, Accenture and PricewaterhouseCoopers. Beyond these large players, the global HR consulting industry is highly fragmented.

Our major competitors in the insurance consulting and solutions industry include Milliman, Oliver Wyman (a Marsh & McLennan company) and the big four accounting firms. In the reinsurance brokerage industry, our major competitors are Aon Benfield (an Aon company), Guy Carpenter (a Marsh & McLennan company) and Willis. Aon Hewitt, buckconsultants (a Xerox Company), Connextions (a United Healthcare company) and Mercer (a Marsh & McClennan company) are our primary competitors in the insurance exchange industry. With the implementation of the Affordable Care Act, we will also be competing with the public exchanges run by the federal and state governments of the United States.

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

Executive Officers of the Company

As of August 14, 2013, the following individuals were executive officers of the Company:

James K. Foreman (age 55) has served as Managing Director of the North, Central and South America regions of Towers Watson since April 1, 2011 and, immediately prior to that, was Managing Director of the North America region. Prior to the Merger, Mr. Foreman served as Managing Director of the Human Capital Group of Towers Perrin beginning June 2007, with overall responsibility for the global lines of business and geographic operations of Towers Perrin’s Human Capital Group. Mr. Foreman joined Towers Perrin in 1985 and worked for almost 20 years at Towers Perrin in a number of leadership positions, including Managing Director of

Towers Perrin’s Health & Welfare practice and member of Towers Perrin’s board of directors from 2003 to 2005, before joining Aetna Inc. in 2005 to become the executive vice president of its national businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a B.A. in Business Economics from the University of California at Los Angeles.

Julie J. Gebauer (age 52) has served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, she served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a fellow of the Society of Actuaries and is an Enrolled Actuary in the Joint Board for Enrolled Actuaries. Ms. Gebauer graduated Phi Beta Kappa from the University of Nebraska-Lincoln with a B.S. in Mathematics.

Patricia L. Guinn (age 58) has served as Managing Director of the Risk and Financial Services business segment of Towers Watson since January 1, 2010. Previously, she served as Managing Director of the Risk and Financial Services business group of Towers Perrin beginning in 2001. She was a member of Towers Perrin’s board of directors from 2001 through 2004 and from 2007 until the consummation of the Merger. She joined Towers Perrin in 1976 and has held a number of leadership positions at the company. She is a fellow of the Society of Actuaries, a member of the American Academy of Actuaries and a member of the Conference of Consulting Actuaries. Ms. Guinn graduated with honors from Hendrix College with a B.A. degree in Mathematics.

John J. Haley (age 63) has served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Previously, he served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the boards of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.

Kirkland L. Hicks (age 41) has served as Vice President, General Counsel and Secretary of Towers Watson since November 2012. From July 2011 to October 2012, he served as chair of Towers Watson’s Diversity and Inclusion Council for the Americas. Mr. Hicks was previously the Managing Counsel-Commercial, Americas for Towers Watson from January 2010 to November 2012. Prior to that, he was Senior Counsel and head of Commercial Law at Watson Wyatt Worldwide, Inc. from May 2000 to December 2009. Mr. Hicks was previously an attorney with major law firms from 1997 to 2000. He has a B.S. in computer science from North Carolina A&T State University and a J.D. from Duke University School of Law, where he serves on the board of visitors. Mr. Hicks has also completed an executive leadership program at Harvard Business School. He is a member of the District of Columbia, Maryland and Virginia (corporate counsel) bars, the American Corporate Counsel Association and The Conference Board Council of Chief Legal Officers.

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

Paul G. Morris (age 49) has served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Previously, he served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the Merger. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a B.A. in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.

Gene H. Wickes (age 61) has served as the Managing Director of the Benefits business segment of Towers Watson since January 1, 2010. Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of

Watson Wyatt’s board of directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.

Employees

We employed approximately 14,500 full-time associates as of June 30, 2013 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers fluctuate in response to short-term demands.

	As of June 30,
	2013	2012
Benefits	6,900	6,600
Risk and Financial Services	2,500	2,500
Talent and Rewards	2,400	2,400
Exchange Solutions	300	300
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	14,500	14,200

Access to Public Filings, Code of Business Conduct and Ethics and Board Committee Charters

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, without charge, on our web site (www.towerswatson.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports are also available without charge on the SEC web site (www.sec.gov). We have adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principal executive officer, other officers and members of senior management. We also have a Code of Business Conduct and Ethics that applies to all of our directors. Both codes are posted on our website. Any amendments to the codes or any waivers of the director code requirements, or to the Code of Business Conduct and Ethics for any of our Chief Executive Officer, Chief Financial Officer, or our Chief Accounting Officer and Controller will be disclosed on our website or in a Form 8-K. Towers Watson’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Risk Committee all operate pursuant to written charters adopted by our board of directors, which are available on our website. We have also adopted a set of Corporate Governance Guidelines, copies of which are available on our website. Copies of all of these documents are also available, without charge, from our Investor Relations Department at 901 N. Glebe Road, Arlington, VA 22203.

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

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended June 30, 2013, approximately 11% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

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

There can be no assurance that confidentiality and non-solicitation/non-competition agreements signed by senior associates who were former Towers Perrin or Watson Wyatt associates before the “merger of equals” between the two entities, or agreements signed by Towers Watson associates previously or in the future, will be effective in preventing a loss of business.

Over time, the trend of employers shifting from defined benefit plans to defined contribution plans could materially adversely affect our business and results of operations.

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

For the year ended June 30, 2013, 47% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:

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

Our business could be negatively affected by recently enacted or future legislative or regulatory activity concerning compensation consultants.

Recent legislative and regulatory activity in the United States has focused on the independence of compensation consultants retained to provide advice to compensation committees of publicly traded companies. In 2009, the SEC published final rules, which became effective in 2010, with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation and continued legislative activity, prior to the Merger, some clients of Towers Perrin and Watson Wyatt and, after the Merger, some clients of Towers Watson decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest.

In addition, in 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the SEC to issue rules directing national securities exchanges and associations to require the compensation committee of a listed company to consider the independence of an advisor when selecting a compensation consultant. The SEC was also required to identify factors affecting independence.

In 2012, the SEC issued final rules to implement these provisions of the Dodd-Frank Act pertaining to the role of, and certain disclosure relating to, compensation consultants. The final rules require the national security exchanges to adopt listing standards requiring a company’s compensation committee to consider certain independence factors, including whether the compensation consultant’s firm provides other services to the company, before selecting a compensation consultant. These rules also require a company to disclose in its proxy statement whether its compensation committee has retained or obtained the advice of a compensation consultant, whether the work of the compensation consultant raised any conflicts of interest, and if so, the nature of the conflicts and how any such conflicts are being addressed.

In January 2013, the SEC approved new listing standards of the New York Stock Exchange and The Nasdaq Stock Market consistent with the final SEC rules and which require the compensation committee to consider the independence of advisors, including compensation consultants, as described above. Effective July 1, 2013, listed companies’ compensation committees are not permitted to select, or receive advice from, an adviser unless the compensation committee has conducted the independence assessment that the new listing standards require.

The final rules and the newly-adopted listing standards do not require that the selected compensation consultant be independent, only that the compensation committee considers independence before selecting a compensation consultant. However, if companies’ compensation committees elect to engage compensation consultants that do not perform any other services for the company, then this could cause additional clients to terminate their relationships with Towers Watson (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. If this happens, the future termination of such relationships could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us, on the proposed timetables, or at all. We also face additional risks related to acquisitions such as our acquisition of Extend Health, Inc., including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.

We face risks when we acquire or divest businesses, and may have difficulty integrating or managing acquired businesses, which may harm our business, financial condition, results of operations or reputation.

We may acquire other companies or divest certain businesses in the future. We cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or divestitures will otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet.

We may be unable to effectively integrate an acquired business, such as the Extend Health business, into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integration of an acquired business may subject us to a number of risks, including:

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

Towers Perrin and Watson Wyatt provided PCIC with notice of non-renewal of the respective PCIC policies of insurance that expired at 12:01 a.m. on July 1, 2010. PCIC provided a notice of non-renewal to Milliman and did not issue a policy of insurance to Milliman for the policy period starting July 1, 2010 or thereafter. PCIC continues to operate in Run-off in order to pay losses arising from claims reported by its insureds during the periods covered by previously issued policies of insurance.

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

The combination of the formation of Stone Mountain, which results in Towers Watson and Stone Mountain bearing the first $25 million of loss per claim and in the aggregate above the $1 million per claim self-insured retention, and our controlling ownership interest in PCIC and the accompanying requirement that we consolidate PCIC’s financial results into our financial results is likely to result in increased earnings volatility for us. In addition, the inability of Stone Mountain to secure reinsurance or our inability to secure excess errors and omissions professional liability coverage in the future could have a material adverse impact on our financial condition or our ability to transact business in certain geographic areas, particularly in any specific period.

We have material pension liabilities that can fluctuate significantly.

We have material pension liabilities. The projected benefit obligation for our pension and other postretirement benefit plans at June 30, 2013 was $3.9 billion, of which $807.6 million represented unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor Pao has moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. On February 13, 2013, the parties were notified that the appeal had been assigned for mediation pursuant to the Third Circuit’s mediation program.

During the mediation held on May 7, 2013, the parties reached agreement on confidential settlement terms. The settlement remains subject to several conditions, including entry into a formal settlement agreement, the approval of the individual settlement class members, and judicial approval of the settlement terms.

Towers Watson continues to believe the claims are without merit and, if the settlement conditions are not satisfied, intends to continue to vigorously defend against the actions. If the cases are not settled, we would continue to incur significant costs defending against these claims. The outcome of these legal proceedings is inherently uncertain and could be unfavorable to Towers Watson.

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

Moreover, our reinsurance brokerage contracts generally do not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions.

Reinsurance brokerage revenue is influenced by factors that are beyond our control, and volatility or declines in premiums or other trends in the insurance and reinsurance markets could significantly undermine the profitability of our reinsurance brokerage business.

For the year ended June 30, 2013, we derived approximately 5% of our consolidated revenue from our reinsurance brokerage business, which in turn derives a majority of its revenue from commissions. Revenue earned in our capacity as a reinsurance broker is based in large part on the rates that the global reinsurance marketplace prices for risks. For example, we do not determine reinsurance premiums on which commissions are generally based.

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

Our Extend Health business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.

Our Extend Health business typically enters into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new health insurance plans or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our exchange platform. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, carrier websites or other sales channels, or to market their own plans, and, in turn, could limit or prohibit us from marketing their plans. For example, in August 2011, one of Extend Health’s largest insurance carrier partners discontinued the indirect distribution of Medicare supplement policies through all of their distribution vendors. As a result, our new Medicare supplement enrollments shifted to other insurance carriers that pay us lower commission rates on average. Insurance carriers may also choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in individual markets in certain geographies or altogether. Additionally, if one of the insurance carriers with which we are associated violates the law or comes under scrutiny by the Centers for Medicare & Medicaid Services (“CMS”), CMS may impose sanctions on such carriers, resulting in a loss of supply of insurance plans that we are able to sell. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or are unable to offer customers a wide variety of health insurance plans.

The private health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. For example, in fiscal 2013, the top five carriers accounted for an aggregate of approximately 77% of our commission revenue in our Extend Health business. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.

Changes and developments in the health insurance system in the United States could harm our Extend Health business.

In 2010, the Federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA, which we refer to collectively as Healthcare Reform. Our Extend Health business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.

Many aspects of Healthcare Reform do not go into effect until 2014 and the required effective dates for other aspects of Healthcare Reform have been postponed until 2015, although certain provisions currently are effective, such as medical loss ratio requirements for individual, family and small business health insurance and a prohibition against using pre-existing health conditions as a reason to deny health coverage for children. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future postponements of or changes to Healthcare Reform may not be beneficial to us.

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

The credit agreements also contain financial covenants that limit our interest expense and total debt relative to EBITDA.

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

On January 1, 2010, the then-former Towers Perrin security holders received, in the aggregate, 44% of Towers Watson’s voting common stock then outstanding. Those shares are subject to various restrictions. For example, shares of Class B common stock issued to the then-former Towers Perrin security holders automatically convert into shares of freely tradable Class A common stock in equal annual installments over four years. The first conversion of Class B common stock to Class A common stock occurred on January 1, 2011, the second conversion occurred on January 1, 2012, and the third conversion occurred on January 1, 2013. As of August 6, 2013, there were 5,374,070 outstanding shares of Class B-4 common stock outstanding. These shares of Class B-4 common stock will automatically convert into shares of freely tradable Class A common stock on January 1, 2014.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2013, we operated offices in more than 114 cities and 37 countries throughout the Americas, Asia-Pacific, Europe, and the Middle East. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by us represented approximately 7% of total assets as of June 30, 2013, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3. Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 11, “Debt, Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report on Form 10-K for the year ending June 30, 2013.

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

	High	Low
Fiscal Year 2012
First quarter (July 1, 2011 - September 30, 2011)	$66.38	$52.26
Second quarter (October 1, 2011 - December 31, 2011)	$65.77	$58.45
Third quarter (January 1, 2012 - March 31, 2012)	$66.52	$57.94
Fourth quarter (April 1, 2012 - June 30, 2012)	$66.85	$57.12
Fiscal Year 2013
First quarter (July 1, 2012 - September 30, 2012)	$60.98	$51.68
Second quarter (October 1, 2012 - December 31, 2012)	$58.63	$50.01
Third quarter (January 1, 2013 - March 31, 2013)	$69.32	$57.02
Fourth quarter (April 1, 2013 - June 30, 2013)	$81.95	$68.02

Holders

As of August 6, 2013, there were approximately 478 registered stockholders of our Class A common stock and 534 registered stockholders of our Class B common stock.

Dividends

During November 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for the six months ended June 30, 2013. Total dividends paid in fiscal year 2013 and in fiscal year 2012 were $48.2 million and $26.4 million, respectively. The amount in fiscal year 2013 includes $1.3 million of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.

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

Performance Graph

The graphs below depict total cumulative stockholder return on $100 invested on June 30, 2008 and January 4, 2010, respectively, in (i) Watson Wyatt Worldwide Inc. common stock and Towers Watson & Co. common stock, (ii) the New York Stock Exchange Composite Index; and (iii) a peer group index comprised of the common stock of Aon Corporation and Marsh & McLennan Companies and certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million. The graphs assume reinvestment of dividends.

	6/08	6/09	12/09

Watson Wyatt Worldwide, Inc.	100.00	71.42	90.73
NYSE Composite	100.00	70.28	86.47
Peer Group	100.00	81.48	92.73

	1/4/10	6/30/10	6/30/11	6/30/12	6/30/13

Towers Watson & Co.	100.00	77.96	132.60	121.67	168.16
NYSE Composite	100.00	91.14	119.85	115.40	139.10
Peer Group	100.00	96.64	143.04	143.95	183.97

The two Performance Graphs respectively show (i) legacy Watson Wyatt’s stock performance from June 30, 2008 through December 31, 2009, the day prior to the closing date of the Merger and (ii) Towers Watson’s stock performance from January 4, 2010 through June 30, 2013.

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

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of June 30, 2013, 788,189 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of June 30, 2013, $120.5 million remained available for repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. There were no repurchases in the fourth quarter of fiscal year 2013 under either of the Company’s repurchase plans. The maximum number of shares that may yet be purchased under our two stock repurchase plans is 2,258,390. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on June 28, 2013, the last trading day of our fiscal year, of $81.94.

Item 6. Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2013. The selected consolidated financial data as of June 30, 2013 and 2012, and for each of the three years in the period ended June 30, 2013, were derived from the audited consolidated financial statements of Towers Watson included in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2010, and 2009, were derived from audited consolidated financial statements of Towers Watson and Watson Wyatt, the accounting predecessor, not included in this Annual Report on Form 10-K. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended June 30,
Statement of Operations Data:	2013	2012	2011	2010 (a)	2009
(amounts are in thousands, except per share data)
Revenue	$3,596,784	$3,417,736	$3,259,451	$2,387,829	$1,676,029
Costs of providing services:
Salaries and employee benefits	2,176,038	2,067,689	2,043,063	1,540,417	1,029,299
Professional and subcontracted services	269,251	285,063	246,348	163,848	119,323
Occupancy	143,948	141,053	144,191	109,454	72,566
General and administrative expenses	329,467	284,994	281,576	220,937	172,010
Depreciation and amortization	175,720	152,891	130,575	101,084	73,448
Transaction and integration expenses	30,753	86,130	100,535	87,644	—

	3,125,177	3,017,820	2,946,288	2,223,384	1,466,646

Income from operations	471,607	399,916	313,163	164,445	209,383
(Loss) / income from affiliates	(56)	262	1,081	(1,274)	8,350
Interest income	2,400	3,860	5,523	2,950	2,022
Interest expense	(12,676)	(9,156)	(12,475)	(7,508)	(2,778)
Other non-operating income	6,928	11,350	19,349	11,304	4,926

Income before income taxes	468,203	406,232	326,641	169,917	221,903
Provision for income taxes	152,551	145,756	129,916	50,907	75,276

Net income before non-controlling interests	315,652	260,476	196,725	119,010	146,627
Net (loss) / income attributable to non-controlling interests	(3,160)	263	2,288	(1,587)	169

Net income attributable to controlling interests	$318,812	$260,213	$194,437	$120,597	146,458

Earnings per share: net income attributable to controlling interests:
Basic	$4.48	$3.60	$2.62	$2.04	$3.43
Diluted	$4.46	$3.59	$2.62	$2.03	$3.42
Dividends declared per share	$0.46	$0.40	$0.30	$0.30	$0.30
Weighted average shares of common stock (000):
Basic	71,150	72,221	74,075	59,257	42,690
Diluted	71,555	72,542	74,139	59,372	42,861

	As of June 30,
Balance Sheet and Other Data:	2013	2012	2011	2010	2009
(amounts are in thousands)
Cash and cash equivalents	$532,805	$478,179	$528,923	$435,927	$209,832
Fiduciary assets	148,414	171,406	153,154	164,539	—
Working capital	599,348	656,415	472,357	479,521	231,938
Goodwill and intangible assets	2,906,693	3,021,403	2,638,496	2,400,782	728,987
Total assets	5,332,077	5,356,978	5,098,950	4,573,617	1,626,319
Revolving credit facility, term loan and notes	250,000	458,000	99,341	201,967	—
Dividends declared	42,027	25,752	22,846	17,661	12,785
Stockholders’ equity	2,724,494	2,432,520	2,591,527	1,955,607	853,638
Shares outstanding	70,716	71,702	73,601	74,204	42,657

(a)	Includes the effect of the Merger as of January 1, 2010

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

The Benefits segment provides benefits consulting and administration services through four lines of business:

•	Retirement;

•	Health and Group Benefits;

•	Technology and Administration Solutions; and

•	International Consulting.

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the fiscal year ended June 30, 2013, the Benefits segment contributed 57% of our segment revenue. For the same period, approximately 42% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have three lines of business:

•	Risk Consulting and Software (“RCS”);

•	Investment; and

•	Reinsurance and Insurance Brokerage (“Brokerage”).

The Risk and Financial Services segment accounted for 23% of our total revenue for the fiscal year ended June 30, 2013. Approximately 67% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in reinsurance brokerage services, retainer investment consulting relationships, software solutions, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of merger and acquisition activity in the insurance industry, growth in pension and other asset pools, and reinsurance retention and pricing trends.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 17% of our total revenue for the fiscal year ended June 30, 2013. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has increasing seasonality, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, merger and acquisition activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012. The Exchange Solutions segment accounted for approximately 3% of our total revenue for the fiscal year ended June 30, 2013. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to the majority of policies beginning on January 1 following corporations’ open enrollment periods. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. It is expected that the majority of enrollments will occur in our second quarter and we will hire additional seasonal benefits advisors to supplement our full-time benefit advisors and incur higher costs. The associated commission revenue with these new enrollments is deferred until the policy effective date in our third quarter and is spread over the policy period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

Shown below are Towers Watson’s top five geographies based on percentage of consolidated revenue.

	Fiscal Year
Geographic Region	2013	2012	2011
United States	53%	48%	49%
United Kingdom	22	23	22
Canada	6	6	6
Germany	4	5	4
Netherlands	2	3	3

We derive the majority of our revenue from fees for consulting services. Approximately 60% of our client arrangements are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense basis. The remaining 40% of our client arrangements are billed on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our most recent three fiscal years.

Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors, executive officers and other select associates with incentive non-cash stock-based compensation plans which generally vest equally over three years. We use a graded vesting expense methodology that assumes the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock.

Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the fiscal year ended June 30, 2013 for Towers Watson, approximately 33% of professional and subcontracted services represent these reimbursable services.

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

Revenue Recognition

We recognize revenue when it is earned and realized or realizable as demonstrated by persuasive evidence of an arrangement with a client, a fixed or determinable price, services have been rendered or products delivered or available for use, and collectability is reasonably assured.

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

Revenue for fixed-fee arrangements is based upon the proportional performance method. We typically have three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.

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

Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. We have experienced certain costs in excess of estimates from time to time. Management believes it is rare, however, for these excess costs to result in overall project losses.

We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. We defer costs for software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, during the implementation stage. We recognize these deferred costs from the go live date, signaling the end of the implementation stage, until the end of the initial term of the contract with the client. We determined that the system implementation and customized ongoing administrative services are one combined service. Revenue is recognized over the service period, after the go live date, in proportion to the services performed. As a result, we do not recognize revenue during the implementation phase of an engagement.

We deliver software under arrangements with clients that take possession of our software. The maintenance associated with the initial software fees is a fixed percentage which enables us to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered to the client and we recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term, which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.

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

As an insurance exchange, we generate revenue from commission paid to us by insurance carriers for health insurance policies issued through our enrollment services. Under our contracts with insurance carriers, once an application has been accepted by an insurance carrier and a policy has been issued, we will receive commission payments from the policy effective date until the end of the annual policy period as long as the policy is not cancelled by the insured or the carrier. We defer upfront fees and recognize revenue ratably from the policy effective date over the policy period, generally one year. The commission fee per policy placed with a carrier could vary by whether the insured was previously a Medicare participant and whether the policy is in its first or subsequent year. Due to the uncertainty of the commission fee per policy, we do not recognize revenue until the policy is accepted by the carrier, the policy is effective and a communication is received from the carrier of the fee per insured. As the commission fee is cancellable on a pro rata basis related to the underlying insurance policy which we are not party to, we recognize the commission fee ratably over the policy period. Our carrier contracts entitle us to receive commission fees per policy for the life of the policy unless limited by legislation or cancelled by the carrier or insured. As a result, the majority of the revenue is recurring in nature and grows in direct proportion to the number of new policies added each year.

Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

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

Incurred But Not Reported (IBNR) Claims

We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2013, we had a $184.1 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $202.2 million as of June 30, 2012 as the result of improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

Pension Assumptions

Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2013, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $87.6 million in projected benefit obligations, $62.6 million in assets and a net liability of $25.0 million.

North America

United States – Beginning January 1, 2012, all associates, including named executive officers, accrue qualified and non-qualified benefits under a new stable value pension design. Prior to this date, associates hired prior to December 31, 2010 earned benefits under their legacy plan formulas, which were frozen on December 31, 2011. The non-qualified plan is unfunded. Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 for associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas.

The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.

Europe

United Kingdom – For associates previously participating under the legacy Watson Wyatt defined benefit plan, benefits accrue based on the number of years of service and the associate’s average compensation during the associate’s term of service since January 2008 (prior to this date, benefits accrued under a different formula). Benefit accruals earned under the legacy Towers Perrin defined benefit plan were frozen on March 31, 2008, and the plan predominantly provides lump sum benefits. All associates not earning benefits under the legacy Watson Wyatt defined benefit component of the plan accrue benefits under a defined contribution component.

Germany – Effective January 1, 2011, all new associates participate in a defined contribution plan. Associates hired prior to this date continue to participate in various defined contribution and defined benefit arrangements according to legacy plan formulas. The legacy defined benefit plans are primarily account-based, with some long-service associates continuing to accrue benefits according to grandfathered final-average-pay formulas.

Netherlands – Benefits under the Netherlands plan used to accrue on a final pay basis on earnings up to a maximum amount each year. The benefit accrual under the final pay plan stopped at December 31, 2010. The accrued benefits will receive conditional indexation each year.

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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
	2013		2012		2011
	North America	Europe	North America	Europe	North America	Europe
Discount rate	4.86%	4.80%	5.79%	5.59%	5.80%	5.25%
Expected long-term rate of return on assets	8.11%	6.07%	8.14%	6.78%	8.16%	6.79%
Rate of increase in compensation levels	4.35%	3.93%	3.82%	3.93%	3.88%	3.88%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	North America	Europe	North America	Europe
Discount rate	5.32%	4.41%	4.86%	4.80%
Rate of increase in compensation levels	4.36%	3.93%	4.35%	3.93%

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

The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2014:

Change in Assumption	Effect on FY 2014 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$	8.8 million
25 basis point increase in discount rate	-$	8.5 million
25 basis point decrease in expected return on assets	+$	6.1 million
25 basis point increase in expected return on assets	-$	6.1 million

The above sensitivities reflect the impact of changing one assumption at a time. Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2014:

Change in Assumption	Effect on FY 2014 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$	4.0 million
25 basis point increase in discount rate	-$	3.8 million
25 basis point decrease in expected return on assets	+$	1.9 million
25 basis point increase in expected return on assets	-$	1.9 million

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2013.

During fiscal 2013, the Company adopted ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU-2012-02”), which gives entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. During this assessment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset, specifically some of our trade names, is less than its carrying amount. Qualitative factors we consider include, but are not limited to, cost factors; financial performance; legal, regulatory, contractual, political, business and other factors, including asset-specific factors; industry and market conditions; and macroeconomic conditions. If the qualitative factors indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, we perform the two-step process to assess our indefinite-lived intangible asset for impairment. During fiscal year 2013, we assessed the qualitative factors and determined that the two-step impairment test was not required for our indefinite-lived intangible assets.

During fiscal 2013, the Company also performed a qualitative assessment for seven of our ten reporting units. Similar to our indefinite-lived intangible assets, during this assessment, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. During fiscal year 2013, we assessed the qualitative factors and determined that the two-step impairment test was not required for the seven reporting units reviewed.

During fiscal 2013, the Company performed Step 1 of the two-step impairment test for three of our ten reporting units. To perform this test, we used Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2013, we did not record any impairment losses of goodwill or intangibles.

Results of Operations

The table below sets forth our consolidated statements of operations and data as a percentage of revenue for the periods indicated.

Consolidated Statements of Operations

(Thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2013		2012		2011
Revenue	$3,596,784	100%	$3,417,736	100%	$3,259,451	100%

Costs of providing services:
Salaries and employee benefits	2,176,038	60%	2,067,689	60%	2,043,063	63%
Professional and subcontracted services	269,251	7%	285,063	8%	246,348	8%
Occupancy	143,948	4%	141,053	4%	144,191	4%
General and administrative expenses	329,467	9%	284,994	8%	281,576	9%
Depreciation and amortization	175,720	5%	152,891	4%	130,575	4%
Transaction and integration expenses	30,753	1%	86,130	3%	100,535	3%

	3,125,177	87%	3,017,820	88%	2,946,288	90%

Income from operations	471,607	13%	399,916	12%	313,163	10%

(Loss) / income from affiliates	(56)	—%	262	—%	1,081	—%
Interest income	2,400	—%	3,860	—%	5,523	—%
Interest expense	(12,676)	—%	(9,156)	—%	(12,475)	—%
Other non-operating income	6,928	—%	11,350	—%	19,349	1%

Income before income taxes	468,203	13%	406,232	12%	326,641	10%

Provision for income taxes	152,551	4%	145,756	4%	129,916	4%

Net income before non-controlling interests	315,652	9%	260,476	8%	196,725	6%
Net (loss) / income attributable to non-controlling interests	(3,160)	—%	263	—%	2,288	—%

Net income attributable to controlling interests	$318,812	9%	$260,213	8%	$194,437	6%

Results of Operations for the Fiscal Year Ended June 30, 2013

Compared to Fiscal Year Ended June 30, 2012

Revenue

Revenue for the fiscal year ended June 30, 2013 was $3.6 billion, an increase of $179 million, or 5%, compared to $3.4 billion for the fiscal year ended June 30, 2012. Our newest segment, Exchange Solutions, contributed 3% to our total revenue growth in fiscal year 2013 compared to 2012 due to a full fiscal year of operations in which we increased membership in the retiree exchange by more than 80%. In addition, several successes contributed to our growth in fiscal year 2013. We assisted companies with de-risking activities related to bulk lump sum projects. We enhanced our client development group outside the U.S. to better align our organization with our multi-national and global clients and expanded our global footprint into rapidly developing markets such as South Africa, India and Russia. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 4% for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012. All of our segments experienced constant currency revenue growth in fiscal year 2013 compared to 2012.

The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5686 for fiscal year 2013 from 1.5782 for fiscal year 2012, and the average exchange rate used to translate our revenues earned in Euros increased to 1.2941 for fiscal year 2013 from 1.2757 for fiscal 2012. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012, is as follows:

•

Benefits revenue increased $71.8 million, or 4%, and was $2.0 billion for fiscal year 2013 compared to $1.9 billion for fiscal year 2012. On a constant currency basis, Benefits revenue increased 5% due to increased project work across all lines of business. The 5% increase in our Retirement business revenue, which makes up the majority of the segment, was driven by 6% revenue growth in the Americas, primarily due to bulk lump sum projects. We do not expect the same volume for bulk lump sum projects in fiscal year 2014. The 2% increase in Retirement revenue in EMEA was due to an increase in auto-enrollment project activity in the U.K. Our Technology and Administration Solutions business experienced 8% revenue growth primarily due to new client work in the U.K. and Germany. The growth in EMEA was driven by new administration work, and the growth in the Americas was due in part to call center support for the bulk lump sum projects. Our International business experienced 2% revenue growth. This group helps to address the issues multinationals face in their compensation and benefits programs. Our Health and Group Benefits business experienced 3% growth. In fiscal year 2014, we anticipate low-single digit revenue growth for our Benefits segment led by Technology and Administration Solutions while our Retirement business will be challenging because of the strong comparable in fiscal year 2013. Revenue in our Benefits segment increased 5% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue was $811.5 million for fiscal year 2013 compared to $817.6 million for fiscal year 2012, a 1% decrease. Risk and Financial Services revenue increased 1% on a constant currency basis. Our lines of business experienced mixed results, with revenue growth in the Americas, while EMEA remained flat. Our Investment business had 8% constant currency revenue growth led by EMEA, due to an increase in project work and performance fees. Our Risk Consulting and Software business has two distinct offerings; software and consulting; each of which experienced different results in fiscal year 2013. Our software sales increased 11% due to our portfolio of software solutions for both life and property and casualty insurance. Our consulting services revenue, which is primarily project oriented, decreased due to tightening of discretionary spending, principally in EMEA. In addition, it appears likely that the timeline for European regulators to implement Solvency II will slip beyond 2014 and related project work may not reappear for some time. As a result, our Risk Consulting and Software business had a 4% constant currency decrease in revenue in fiscal year 2013 compared to 2012. Our Brokerage revenue increased 3% on a constant currency basis due to strong renewals and new business wins during our January renewals. We believe that Risk and Financial Services has moved into a more challenging environment. We anticipate discretionary spending to continue to affect the Risk Consulting and Software business and we expect the Investment business to continue to deliver strong revenue growth. Revenue in our Risk and Financial Services segment increased 1% on an organic basis.

•

Talent and Rewards revenue remained consistent and was $573.3 million for fiscal year 2013 compared to $570.5 million for fiscal year 2012. We achieved organic growth in all regions and in the Executive Compensation and Data, Surveys and Technology lines of business. The 5% organic revenue growth in our Executive Compensation business was led by EMEA. This growth was due to increased regulation and governance activity demand in all regions, particularly Europe. Rewards, Talent and Communication business revenue, which is primarily project oriented, decreased 1% compared to the prior year due to tightening discretionary spending. In fiscal year 2013, there were opportunities for project work related to health care reform and other benefit changes in the Americas. We experienced 2% growth in Data, Surveys and Technology revenue due to an increase in software implementations in the Americas. We anticipate modest revenue growth for our Talent and Rewards segment from several of our practice areas, including Data, Surveys and Technology, due to a strong demand for technology solutions. Revenue in our Talent and Rewards segment increased 2% on an organic basis.

•

Exchange Solutions revenue increased $91.2 million, and was $94.9 million, for fiscal year 2013 compared to $3.6 million for fiscal year 2012. As our newest segment, Exchange Solutions contributed 3% to the Company’s total revenue growth for fiscal year 2013 compared to fiscal year 2012. We established our fourth segment in fiscal year 2012 when we acquired Extend Health in May 2012. Our fiscal year 2012 revenue includes one month of revenue compared to a full fiscal year in 2013. In addition, Exchange Solutions segment revenue growth was due to the enrollment of new members, lower than expected attrition of members and our carrier volume incentives. During fiscal year 2013, we completed a very successful enrollment period for January 1 effective policies, during which we enrolled three times the number of new members compared to Extend Health’s historical results for the past two comparable enrollment seasons. As a result of purchase accounting, we did not recognize $12 million and $3 million of deferred revenue in fiscal year 2013 and 2012, respectively, associated with cash received for commissions for policies placed prior to the acquisition, as there is no subsequent performance obligation. In fiscal year 2013, we launched OneExchange, our integrated health insurance exchange solution for active employees and retirees. This new offering and the strong performance of Exchange Solutions is expected to continue to grow revenue in fiscal year 2014.

Salaries and Employee Benefits

Salaries and employee benefits were $2.2 billion for fiscal year 2013 compared to $2.1 billion for fiscal year 2012, an increase of $108.3 million, or 5%. On a constant currency basis, salaries and employee benefits increased by 7%. This increase was driven by an increase in base salary of $73.1 million attributable to a 3% increase in headcount, our annual salary merit increases and the impact of foreign currency translation. Our EMEA and APAC operations accounted for 2% of our headcount increase as of June 30, 2013, compared to June 30, 2012. Contributing to the increase, our Exchange Solutions segment had one month of operations in fiscal year 2012 compared to a full fiscal year of 2013. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on our operating results, and as a result, our bonus expense for fiscal year 2013 increased by $21.6 million compared to fiscal year 2012. As a result of the increase in bonus and salary, our fringe benefits expense increased $20.7 million. The $17.5 million increase in our pension expense was due to decreases in discount rates. These increases were partially offset by a $25.6 million decrease in non-cash stock-based compensation primarily from the January 1, 2013 end of the service period and vesting of the restricted stock units issued to employees of Towers Perrin in the Merger. As a percentage of revenue, salaries and employee benefits was 60% for fiscal year 2013 compared to 60% for fiscal year 2012.

Professional and Subcontracted Services

Professional and subcontracted services for fiscal year 2013 was $269.3 million, compared to $285.1 million for fiscal year 2012, a decrease of $15.8 million, or 6%. Our external service provider fees decreased by $17.3 million compared to fiscal year 2012. We contracted with these service providers to supplement our day-to-day operations. In fiscal year 2013, our telecommunication, video conferencing, and internet services have been managed by our in-house information technology department, and these expenses are classified in general and administrative expenses. Our pass-through expenses, which are reimbursable under our contracts, increased by $1.5 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for fiscal year 2013 from 8% for fiscal year 2012.

Occupancy

Occupancy expense for fiscal year 2013 was $143.9 million, compared to $141.1 million for fiscal year 2012, an increase of $2.9 million, or 2%. The increase was due to higher utilities, a decrease in sublease income and lower tenant improvement allowances, partially offset by a decrease in rent. As a percentage of revenue, occupancy expense was 4% for fiscal years 2013 and 2012.

General and Administrative Expenses

General and administrative expenses for fiscal year 2013 was $329.5 million, compared to $285.0 million for fiscal year 2012, an increase of $44.5 million, or 16%. Our professional liability and other claims expense increased $29.5 million in fiscal year 2013 compared to 2012 due to increases in our current legal reserves and reductions in prior year IBNR reserves. We also experienced an increase of $13.6 million in our telecommunications, video conferencing, internet and general office expenses for fiscal year 2013 compared to 2012. These expenses were classified in professional and subcontracted services in fiscal year 2012, as we previously contracted with an external service provider for these services. In addition, our newest segment Exchange Solutions was formed in the fourth quarter of fiscal year 2012, contributing to higher general and administrative expenses in fiscal year 2013. As a percentage of revenue, general and administrative expenses was 9% for fiscal year 2013, compared to 8% for fiscal year 2012.

Depreciation and Amortization

Depreciation and amortization expense for fiscal year 2013 was $175.7 million, compared to $152.9 million for fiscal year 2012, an increase of $22.8 million, or 15%. The increase is primarily due to the amortization of intangibles related to our acquisition of Extend Health in the fourth quarter of fiscal year 2012. In addition, we accelerated amortization for a software application that we acquired in the Merger, as management determined that its use would be primarily discontinued in the next two to three years. A portion of the increase is also attributable to increased depreciation on the computer hardware that was placed in service in fiscal years 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses was 5% for fiscal year 2013 and 4% for fiscal year 2012.

Transaction and Integration Expenses

Transaction and integration expense for fiscal year 2013 was $30.8 million, compared to $86.1 million for fiscal year 2012, a decrease of $55.4 million. The decrease was principally due to a reduction in expenses related to information technology integration projects that were ongoing in fiscal year 2012 and completed in fiscal year 2013. As a percentage of revenue, transaction and integration expenses was 1% for fiscal year 2013 and 3% for fiscal year 2012.

(Loss) / Income from Affiliates

Loss from affiliates for fiscal year 2013 was $0.1 million compared to income from affiliates of $0.3 million for fiscal year 2012. In the second quarter of fiscal year 2012, we purchased a majority ownership in Fifth Quadrant Actuaries and Consultants Holdings (Pty) Ltd. (“Fifth Quadrant”) and began to consolidate its operations. Fifth Quadrant has historically been the primary source of income from affiliates.

Interest Income

Interest income was $2.4 million and $3.9 million for fiscal years 2013 and 2012, respectively.

Interest Expense

Interest expense was $12.7 million for fiscal year 2013, compared to $9.2 million for fiscal year 2012, which was in line with our outstanding principal balances during the fiscal years.

Other Non-Operating Income

Other non-operating income for fiscal year 2013 was $6.9 million, compared to $11.4 million for fiscal year 2012. In fiscal year 2012, we recorded a $2.8 million gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. We acquired an additional ownership in Fifth Quadrant and consolidated our former equity investee in our results of operations beginning in the second quarter of fiscal year 2012. In fiscal year 2012, we also recorded deferred payments from divestitures.

Provision for Income Taxes

The provision for income taxes for fiscal year 2013 is 32.6% compared with 35.9% in fiscal year 2012. Our effective tax rate decreased by 1.5% for fiscal year 2013 as compared to fiscal year 2012 primarily due to a current year income tax benefit for foreign exchange losses recognized from legal entity restructurings.

Net Income Attributable to Controlling Interests

Net income attributable to controlling interests for the fiscal year ended June 30, 2013 was $318.8 million, an increase of $58.6 million, or 23%, compared to $260.2 million for the fiscal year ended June 30, 2012. As a percentage of revenue, net income attributable to controlling interests was 9% for fiscal year 2013, compared to 8% for fiscal year 2012.

Diluted Earnings Per Share

Diluted earnings per share for fiscal year 2013 was $4.46, compared to $3.59 for fiscal year 2012.

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

A comparison of segment revenue for the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011, is as follows:

•

Benefits revenue increased $65.6 million, or 4%, and was $1.9 billion for fiscal year 2012 compared to $1.9 billion for fiscal year 2011. On a constant currency basis, our Benefits segment revenue increased 4% due to revenue growth in all of our businesses. Our Retirement business revenue, which represents the majority of the segment’s revenue, increased 1% on a constant currency basis. This growth was strongest in North America as we experienced growth in pension administration for new clients. Our Technology and Administration Solutions business experienced low double digit constant currency growth largely due to the addition of Aliquant and due to demand for system modifications and new call center clients. Revenue increased in our Health and Group Benefits business in the U.S. driven by an increase in client demand for our strategy work, particularly in the plan management and product sales. Our International business, with high single digit revenue growth, helps to address the issues multinationals face in their compensation and benefit programs. Revenue in our Benefits segment increased 3% on an organic basis, which excludes the effects of acquisitions and currency.

•

Risk and Financial Services revenue increased 10% and was $817.6 million for fiscal year 2012 compared to $740.7 million for fiscal year 2011. This increase was due to revenue growth in all businesses. Our Risk Consulting and Software business experienced low double digit constant currency revenue growth due to the addition of EMB. In addition, regulatory changes and merger and acquisition activity continue to drive demand. Our revenue in EMEA was impacted by a decrease in demand and a delay of Solvency II implementation. Revenue from property and casualty consulting increased in the fourth quarter of fiscal year 2012. We experienced continued growth in our Brokerage business revenue due to mid single digit growth in the Americas. A strong renewal season with favorable pricing conditions and high retention rates drove growth. Our Investment business experienced mid single digit growth due to solid demand worldwide for advice on investment strategy, delegated services and alternative assets and has a good global pipeline. We remain cautious about Europe as discretionary spending seems to be tightening. Revenue in our Risk and Financial Services segment increased 4% on an organic basis.

•

Talent and Rewards revenue increased 5% and was $570.5 million for fiscal year 2012 compared to $543.5 million for fiscal year 2011. We achieved organic growth in all regions and in all lines of business of Talent and Rewards. We experienced high single digit revenue growth in our Executive Compensation consulting business this year. The Executive Compensation consulting environment continued focus on pay-performance alignment, increased focus on risk mitigation and efforts to gauge shareholders’ opinions have driven demand for our services globally. Rewards, Talent and Communication business revenue increased in the high single digits in all regions, led by the Americas. This growth was due to a robust annual benefits open enrollment period, where we assist clients in helping their employees understand the value of their health and benefit packages. Merger and acquisition activity globally has created demand for change management support and reward program design. We experienced low single digit growth in Data, Surveys and Technology revenue from the rationalization of our legacy product platforms over the past year. We saw a decrease in European sales in the fourth quarter. Talent and Rewards experienced 6% organic revenue growth.

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

Salaries and Employee Benefits

Salaries and employee benefits were $2.1 billion for fiscal year 2012 compared to $2.0 billion for fiscal year 2011, an increase of $24.6 million, or 1%. This increase was primarily driven by an increase in base salary of $96.0 million attributed to an 8% increase in headcount and a 4% increase in base salary. Our EMEA and APAC operations accounted for 56% of our headcount increase as of June 30, 2012 compared to June 30, 2011 as a result of our acquisition of EMB in January 2011 and also as we have increased resources in certain of our businesses in response to new business opportunities. We expect to continue hiring new associates to address pockets of opportunities as they arise throughout our business. Our discretionary annual bonus decreased by $19.2 million for fiscal year 2012 compared to fiscal year 2011 and is based on pre-bonus profitability and can fluctuate based on the operating results of the Company. Our stock-based compensation decreased $23.5 million in the current year primarily due to our use of the graded-vesting method of recording expense related to the restricted stock units issued to employees of Towers Perrin in the Merger. Our pension and other employee benefits expense decreased $23.9 million due to the remeasurement of our U.S. pension and post-retirement plans in September 2010. The plan changes substantially reduced plan obligations associated with future pay and health care cost increases. In addition, our fringe benefits and taxes were reduced by $10.8 million. As a percentage of revenue, salaries and employee benefits decreased to 60% for the fiscal year 2012 from 63% for fiscal year 2011.

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

(Loss) / Income from Affiliates

Income from affiliates for fiscal year 2012 was $0.3 million compared to income from affiliates of $1.1 million for fiscal year 2011. In the second quarter of fiscal year 2012, we purchased a majority ownership in Fifth Quadrant and began to consolidate its operations. Fifth Quadrant Actuaries and Consultants Holdings (Pty) Ltd. (“Fifth Quadrant”) has historically been the primary source of income from affiliates.

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

Diluted Earnings Per Share

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

Our cash and cash equivalents at June 30, 2013 totaled $532.8 million, compared to $478.2 million at June 30, 2012. The increase in cash flows in fiscal 2013 was due to higher net income and from less cash used in business acquisitions. These increases were partially offset by lower cash inflows from borrowings. In fiscal year 2012, we paid $435.9 million in cash in conjunction with the acquisition of Extend Health, which was financed by borrowings under the Senior Credit Facility and a new $250.0 million term loan facility (the “Term Loan”).

Our cash and cash equivalents balance includes $71.4 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability and other claims reserves. As a result, we have a net $461.4 million of cash that is available for our general use.

Our fiduciary assets totaled $148.4 million at June 30, 2013, compared to $171.4 million at June 30, 2012. Of this amount, $142.6 million is related to our reinsurance brokerage business and $5.8 million is related to our health and welfare benefits administration outsourcing business. While we are permitted to invest such cash in high-quality investments and earn investment income on these holdings, all amounts are held in a fiduciary capacity on behalf of insureds, reinsurers or clients and are not available for other general use by the Company.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2013, $330.1 million of Towers Watson’s total cash and cash equivalents balance of $532.8 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

During Fiscal 2013, the company changed its ASC 740, Income Taxes, assertion with respect to our U.K. subsidiary and repatriated $165 million from its U.K. subsidiary. The change in assertion is primarily due to changes in foreign cash and liquidity requirements.

ASC 740, Income Taxes, requires a Company to recognize income tax expense when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary will be remitted in the foreseeable future. The U.S. tax cost from the UK repatriation was insignificant due to available foreign tax credits from the dividend equivalent to the U.S. statutory tax rate. We have not provided U.S. federal income taxes on undistributed foreign earnings of our other foreign subsidiaries because such earnings are considered indefinitely reinvested outside the United States. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not invested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2013, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows From Operating Activities.

Cash flows from operating activities were $531.3 million for fiscal year 2013 compared to cash flows from operating activities of $316.1 million for fiscal year 2012. This increase of $215.3 million is primarily attributable to an increase in net income before non-controlling interests of $55.2 million and the increase in cash flows from accounts receivable collections of $189.3 million in fiscal year 2013 compared to fiscal year 2012. Our billed and unbilled accounts receivable balances decreased $58.5 million from June 30, 2012 to June 30, 2013 despite our revenue growth for the same period. Our ERP system has been fully implemented and our number of days of accounts receivable outstanding has returned to expected levels.

The allowance for doubtful accounts decreased $8.1 million from June 30, 2012 to June 30, 2013. The number of days of accounts receivable outstanding decreased to 81 at June 30, 2013 compared to 90 at June 30, 2012.

Cash Flows Used in Investing Activities.

Cash flows used in investing activities for fiscal year 2013 were $137.8 million, compared to $542.3 million for fiscal year 2012. This decrease in cash used is primarily due to $435.9 million of cash paid in fiscal year 2012 for the acquisition of Extend Health.

Cash Flows (Used in) / From Financing Activities.

Cash flows used in financing activities in fiscal year 2013 were $326.7 million, compared to cash flows from financing activities of $188.8 million in fiscal year 2012. The decrease in cash flows of $515.5 million was primarily due to higher repayments and lower borrowings under our Senior Credit Facility and our Term Loan in fiscal 2013 compared to fiscal 2012.

During fiscal 2013, the average outstanding balance on our Senior Credit Facility was $197.1 million, and the largest outstanding balance was $365.9 million.

Capital Commitments

Expenditures of capital were $77.9 million for fiscal year 2013. Additionally, during fiscal 2013, we spent $50.1 million for internally-developed capitalized software for external use by our clients.

Dividends

During November 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for the six months ended June 30, 2013. Total dividends paid in fiscal year 2013 and in fiscal year 2012 were $48.1 million and $26.4 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2013
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loan	$250,000	$25,000	$50,000	$175,000	$—
Lease commitments	575,374	107,910	182,919	126,982	157,563

	$825,374	$132,910	$232,919	$301,982	$157,563

Operating Leases. We lease office space under operating lease agreements with terms typically averaging 10 years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market driven. While the future operating lease payments presented above are not recognized on our balance sheet, we do have certain assets and liabilities related to these leases in the form of deferred rent accruals and intangible assets and liabilities. The intangible assets and liabilities were recognized for the difference between the contractual cash obligations shown above and the estimated market rates at the time of certain past acquisitions. The resulting intangibles will amortize to rent expense but do not impact the amounts shown above since there is no change to our contractual cash obligations.

Pension Contribution. Contributions to our qualified pension plans for fiscal year 2014 are projected to be $86.6 million. Additionally, the Company expects to pay $68.6 million in benefits directly to participants under our non-qualified plans for fiscal 2014.

Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $40.7 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.

Contingent Consideration from Acquisitions. The table above does not include liabilities for contingent consideration for our EMB acquisition in fiscal year 2011 and our DaVinci acquisition in fiscal 2013. As of June 30, 2013, we still expect to pay out £2.4 million per year for fiscal year 2014 through fiscal year 2016 related to the EMB contingent consideration provisions in our agreements and subject to performance requirements on behalf of the sellers. Related to the DaVinci acquisition, we expect to pay out approximately $125 thousand per year for fiscal year 2014 through fiscal year 2017.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2013, the weighted-average interest rate on the Senior Credit Facility was 1.49%. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2013, we were in compliance with our covenants.

As of June 30, 2013, Towers Watson had no borrowings outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of June 30, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility

Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $2.9 million). As of June 30, 2013, no borrowings were outstanding under this facility.

Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.6 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $4.3 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing Term Loan with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average of the interest rates elected on the Term Loan during fiscal 2013 was 1.46%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.

This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC).

The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

Non-U.S. GAAP Measures

In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present (1) Adjusted Earnings Before Interest Tax Depreciation and Amortization, (“EBITDA”), (2) Adjusted Net Income Attributable to Controlling Interests, and (3) Adjusted Diluted Earnings Per Share (which are all non-U.S. GAAP measures), to eliminate the effect of acquisition-related expenses from the financial results of our operations. We use Adjusted Net Income Attributable to Controlling Interests (the numerator) for the purpose of calculating Adjusted Diluted Earnings Per Share. The Company believes that Adjusted EBITDA and Adjusted Diluted Earnings Per Share are relevant and useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.

We incurred significant acquisition-related expenses related to our merger and integration activities necessary to combine Watson Wyatt and Towers Perrin from the Merger in January 2010 through fiscal year 2013. These acquisition-related expenses included transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Acquisition-related gains include a gain resulting from the fair value adjustment to our investment in Fifth Quadrant upon the purchase of a controlling interest. Included in our acquisition-related transaction and integration costs were integration consultant fees and legal, accounting, marketing and information technology integration expenses.

Although our merger and integration activities have been completed, we will continue to provide adjusted measures as we incur a significant amount of amortization from acquired intangibles. We expect that this amortization will continue over the estimated useful lives of the related intangibles. We consider Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important financial measures, which we use to internally evaluate and assess our core operations, and benchmark our operating results against our competitors. We use Adjusted EBITDA to evaluate and measure our performance-based compensation plans. Adjusted EBITDA and Adjusted Diluted Earnings Per Share are important in illustrating what our operating results would have been had we not incurred these acquisition-related expenses.

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

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Reconciliation of net income before non-controlling interests to Adjusted EBITDA is as follows:
Net income before non-controlling interests	$315,652	$260,476	$196,725
Provision for income taxes	152,551	145,756	129,916
Interest, net	10,276	5,296	6,952
Depreciation and amortization	175,720	152,891	130,575
Transaction and integration expenses	30,753	86,130	100,535
Stock-based compensation (a)	9,868	31,152	71,715
Change in accounting method for pension	—	2,963	—
Extend Health stock-based compensation	—	931	—
Other non-operating income (b)	(6,872)	(11,612)	(20,430)

Adjusted EBITDA	$687,948	$673,983	$615,988

(a)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger in 2010 and Extend Health stock options held by our current associates which were assumed by the Company in connection with the acquisition.
(b)	Other non-operating income includes income from affiliates and other non-operating income.

	Year Ended
	2013	2012	2011
	(In thousands, except share and per share amounts)

Net income attributable to controlling interests	$318,812	$260,213	$194,437
Adjusted for certain Merger-related items (c) , (d):
Amortization of intangible assets	53,166	42,393	34,087
Transaction and integration expenses including severance	20,733	54,110	64,799
Stock-based compensation (e)	6,652	20,577	46,850
Deferred payment from divestiture	—	—	(9,429)
Change in accounting method for pension	—	1,859	—
Gain on investment in Fifth Quadrant	—	(1,779)	—
Gain on investment in Extend Health	—	(727)	—
Release of acquisition related liability	—	(601)	—
Other merger-related tax items	—	(698)	603
Extend Health stock-based compensation	—	615	—

Adjusted net income attributable to controlling interests	$399,363	$375,962	$331,347

Weighted average shares of common stock — diluted (000)	71,555	72,542	74,139

Earnings per share — diluted, as reported	$4.46	$3.59	$2.62
Adjusted for certain Merger-related items:
Amortization of intangible assets	0.73	0.59	0.46
Transaction and integration expenses including severance	0.29	0.74	0.87
Stock-based compensation	0.09	0.28	0.63
Deferred payment from divestiture	—	—	(0.13)
Change in accounting method for pension	—	0.03	—
Gain on investment in Fifth Quadrant	—	(0.03)	—
Gain on investment in Extend Health	—	(0.01)	—
Release of acquisition related liability	—	(0.01)	—
Other merger-related tax items	—	(0.01)	—
Extend Health stock-based compensation	—	0.01	0.01

Adjusted earnings per share — diluted	$5.57	$5.18	$4.46

(c)	The adjustments to net income attributable to controlling interests and diluted earnings per share of certain Merger-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period, which was 32.6% for the year ended June 30, 2013.
(d)	In periods prior to fiscal 2013, there were significant variances between the interim period ETR and the applicable ETR for each merger-related item. In calculating the net of tax amounts for the years ended June 30, 2012 and June 30, 2011, the ETRs applied were as follows:

	Year-Ended
	2012	2011
Amortization of intangible assets	35.40%	34.40%
Transaction and integration expenses including severance	37.20%	35.60%
Stock-based compensation	34.00%	34.70%
Deferred payment from divestiture		34.50%
Change in accounting method for pension	37.30%
Gain on investment in Fifth Quadrant	28.00%
Gain on investment in Extend Health	39.90%
Release of acquisition related liability	39.90%
Extend Health stock-based compensation	34.00%

Included in other merger-related tax items in 2012 is a $0.7 million benefit resulting from tax restructurings in Canada, Brazil, Mexico, Belgium, Sweden, Ireland and France. In 2011, the other merger-related tax items include a $1.1 million benefit resulting from a tax restructuring in Japan and $1.7 million expense resulting from incorporation of former Watson Wyatt branches. All merger-related tax items are included in the consolidated statement of operations under provision for income taxes for 2012 and 2011.

(e)	Stock-based compensation relates to shares of Restricted Class A common stock held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Merger.

Risk Management

As a part of our risk management program, we purchase customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance. Our professional liability insurance currently includes a self-insured retention of $1 million per claim, together with a self-insured retention of $10 million aggregate, above the $1 million self-insured retention, and covers professional liability claims against us, including the cost of defending such claims.

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

For the policy period beginning July 1, 2011 and ending July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy periods beginning July 1, 2012 and ending July 1, 2013, and beginning July 1, 2013 and ending July 1, 2014. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above these retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate self-insured retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2013, we had a $184.1 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $202.2 million as of June 30, 2012 as the result of improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

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

Recent Accounting Pronouncements

Not yet adopted

On February 5, 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). The requirements include by component disclosures of changes in AOCI balances along with the related income tax benefit or expense and significant items reclassified out of AOCI. ASU 2013-2 is effective for annual periods, and interim periods within those years, beginning after December 15, 2012, and the amendments are to be applied prospectively. While early adoption is permitted, the Company plans to adopt the new requirements in its reporting for the first quarter of the Company’s fiscal year 2014. The Company expects no material impact to its financial statements as a result of adopting this provision.

On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10 as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10 and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for interim and annual periods that begin after December 15, 2013, and early adoption is prohibited. The Company is currently evaluating whether these funds will continue to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08.

On July 18, 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, the Company plans to adopt the new requirements in its reporting for the first quarter of the Company’s fiscal year 2014. The Company expects no material impact to its financial statements as a result of adopting this provision.

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

Foreign Currency Risk

For the fiscal year ended June 30, 2013, 47% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2013, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $19.9 million, or 6%, for the fiscal year ended June 30, 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections. See Note 7, “Derivative Financial Instruments” in the notes to the consolidated financial statements contained in this Form 10-K for a further discussion of our foreign currency forwards and their fair market value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. During the year ended June 30, 2013, our new system deployment was completed. The transition to the new information system included a significant effort in the testing of the system prior to deployment, training of associates who are using the system and updating of our internal control process and procedures that were impacted by the deployment. During each phase of the deployment, we tested the results from the system and performed an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, our management updated the system of internal control over the impacted areas.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Towers Watson & Co.

New York, New York

We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated August 15, 2013 expressed an unqualified opinion.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 15, 2013

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

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

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2013
Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 30, 2013
Consolidated Balance Sheets at June 30, 2013 and 2012
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2013
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2013
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2013

Valuation and Qualifying Accounts and Reserves (Schedule II)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 107.

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)

Date: August 15, 2013	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	August 15, 2013
John J. Haley

/s/ Roger F. Millay	Chief Financial Officer	August 15, 2013
Roger F. Millay

/s/ Michael M. Thomson	Chief Accounting Officer	August 15, 2013
Michael M. Thomson

/s/ Victor F. Ganzi	Director	August 15, 2013
Victor F. Ganzi

/s/ Leslie S. Heisz	Director	August 15, 2013
Leslie S. Heisz

/s/ Brendan R. O’Neill	Director	August 15, 2013
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	August 15, 2013
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 15 2013
Gilbert T. Ray

/s/ Paul D. Thomas	Director	August 15, 2013
Paul D. Thomas

/s/ Wilhelm Zeller	Director	August 15, 2013
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Towers Watson & Co.

New York, New York

We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, statement of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 15, 2013

TOWERS WATSON & CO.

Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2013	2012	2011

Revenue	$3,596,784	$3,417,736	$3,259,451

Costs of providing services:
Salaries and employee benefits	2,176,038	2,067,689	2,043,063
Professional and subcontracted services	269,251	285,063	246,348
Occupancy	143,948	141,053	144,191
General and administrative expenses	329,467	284,994	281,576
Depreciation and amortization	175,720	152,891	130,575
Transaction and integration expenses	30,753	86,130	100,535

	3,125,177	3,017,820	2,946,288

Income from operations	471,607	399,916	313,163

(Loss) / income from affiliates	(56)	262	1,081
Interest income	2,400	3,860	5,523
Interest expense	(12,676)	(9,156)	(12,475)
Other non-operating income	6,928	11,350	19,349

Income before income taxes	468,203	406,232	326,641

Provision for income taxes	152,551	145,756	129,916

Net income before non-controlling interests	315,652	260,476	196,725
Net (loss) / income attributable to non-controlling interests	(3,160)	263	2,288

Net income attributable to controlling interests	$318,812	$260,213	$194,437

Earnings per share:
Net income attributable to controlling interests - basic	$4.48	$3.60	$2.62

Net income attributable to controlling interests - diluted	$4.46	$3.59	$2.62

Weighted average shares of common stock, basic (000)	71,150	72,221	74,075

Weighted average shares of common stock, diluted (000)	71,555	72,542	74,139

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.

Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Year Ended June 30,
	2013	2012	2011

Net income before non-controlling interests	$315,652	$260,476	$196,725

Other comprehensive income / (loss), net of tax:
Foreign currency translation	(57,036)	(73,009)	155,187
Defined pension and post-retirement benefit costs	107,223	(263,319)	263,903
Hedge effectiveness	(122)	(918)	3,158
Available-for-sale securities	(81)	(788)	758

Other comprehensive income / (loss) before non-controlling interests	49,984	(338,034)	423,006

Comprehensive income / (loss) before non-controlling interests	365,636	(77,558)	619,731
Comprehensive (loss) / income attributable to non-controlling interest	(4,457)	(331)	2,078

Comprehensive income / (loss) attributable to controlling interests	370,093	(77,227)	617,653

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share data)

	June 30,
	2013	2012
Assets
Cash and cash equivalents	$532,805	$478,179
Fiduciary assets	148,414	171,406
Short-term investments	56,645	40,436
Receivables from clients:
Billed, net of allowances of $12,768 and $20,871	519,580	564,111
Unbilled, at estimated net realizable value	306,258	320,240

	825,838	884,351
Other current assets	148,519	185,025

Total current assets	1,712,221	1,759,397
Fixed assets, net	346,915	315,000
Deferred income taxes	86,313	157,491
Goodwill	2,218,935	2,252,555
Intangible assets, net	687,758	768,848
Other assets	279,935	103,687

Total Assets	$5,332,077	$5,356,978

Liabilities
Accounts payable, accrued liabilities and deferred income	$351,648	$333,443
Employee-related liabilities	560,831	558,222
Fiduciary liabilities	148,414	171,406
Term loan - current	25,000	—
Other current liabilities	26,980	39,911

Total current liabilities	1,112,873	1,102,982
Revolving credit facility	—	208,000
Term loan	225,000	250,000
Accrued retirement benefits and other employee-related liabilities	771,429	880,877
Professional liability and other claims reserve	251,191	266,619
Other noncurrent liabilities	226,750	191,183

Total Liabilities	2,587,243	2,899,661

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 69,178,097 and 63,521,654 issued and 65,341,759 and 60,666,474 outstanding	692	635
Class B Common Stock — $.01 par value: 93,500,000 shares authorized; 5,374,070 and 11,035,878 issued and 5,374,070 and 11,035,878 outstanding	54	110
Additional paid-in capital	1,850,448	1,833,799
Treasury stock, at cost — 3,836,338 and 2,855,180 shares	(221,643)	(168,901)
Retained earnings	1,394,407	1,117,622
Accumulated other comprehensive loss	(299,464)	(350,745)

Total Stockholders’ Equity	2,724,494	2,432,520

Non-controlling interest	20,340	24,797

Total Equity	2,744,834	2,457,317

Total Liabilities and Total Equity	$5,332,077	$5,356,978

See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income before non-controlling interests	$315,652	$260,476	$196,725
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	8,351	21,722	13,004
Depreciation	96,811	87,273	78,461
Amortization of intangible assets	78,910	65,619	52,114
Provision for deferred income taxes	62,510	107,560	14,448
Equity from affiliates	—	212	(622)
Stock-based compensation	28,906	53,785	79,922
Other, net	(3,249)	7,595	(10,209)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	40,079	(149,186)	(98,468)
Fiduciary assets	23,177	(19,925)	22,167
Other current assets	(16,710)	(1,862)	18,728
Other noncurrent assets	10,507	(10,318)	(39,343)
Accounts payable, accrued liabilities and deferred income	31,144	55,255	49,495
Employee-related liabilities	33,642	5,020	187,881
Fiduciary liabilities	(23,177)	25,566	(20,431)
Accrued retirement benefits and other employee-related liabilities	(141,895)	(76,752)	(55,859)
Professional liability and other claims reserves	(13,575)	(75,019)	(28,746)
Other current liabilities	(1,800)	(588)	10,305
Other noncurrent liabilities	(2,649)	(2,047)	20,944
Income tax related accounts	4,680	(38,328)	50,721

Cash flows from operating activities	531,314	316,058	541,237

Cash flows used in investing activities:
Cash paid for business acquisitions	(5,678)	(438,932)	(141,885)
Cash acquired from business acquisitions	636	7,044	10,349
Fixed assets and software for internal use	(77,891)	(123,696)	(76,859)
Capitalized software costs	(50,081)	(34,926)	(22,487)
Purchases of held-to-maturity securities	—	—	(14,295)
Redemptions of held-to-maturity securities	—	—	14,295
Purchases of available-for-sale securities	(61,251)	(24,825)	(54,696)
Redemption of available-for-sale securities	49,128	68,503	72,703
Investment in affiliates	—	—	(5,805)
Proceeds from divestitures	7,371	4,497	17,772

Cash flows used in investing activities	(137,766)	(542,335)	(200,908)

Cash flows (used in) / from financing activities:
Borrowings under credit facility	422,600	755,300	75,000
Repayments under credit facility	(630,600)	(547,300)	(75,000)
Borrowings under term loan	—	250,000	—
Loan origination fees	—	(4,803)	—
Repayments of notes payable	—	(100,771)	(200,000)
Earn-out payments	(3,556)	(3,683)	—
Dividends paid	(48,153)	(26,448)	(21,599)
Repurchases of common stock	(46,618)	(108,896)	(30,646)
Payroll tax payments on vested shares	(25,010)	(33,183)	(26,596)
Issuances of common stock and excess tax benefit	4,657	8,573	6,158

Cash flows (used in) / from financing activities	(326,680)	188,789	(272,683)

Effect of exchange rates on cash	(12,242)	(13,256)	25,350

Increase/(decrease) in cash and cash equivalents	54,626	(50,744)	92,996
Cash and cash equivalents at beginning of period	478,179	528,923	435,927

Cash and cash equivalents at end of period	$532,805	$478,179	$528,923

Supplemental disclosures:
Cash paid for interest	$7,461	$4,837	$4,268

Cash paid for income taxes, net of refunds	$81,958	$55,873	$64,117

Common stock withheld for taxes associated with vesting of the Restricted A Shares	$25,010	$33,183	$26,596

Common stock issued upon the vesting of our SEP plan restricted stock units	$9,513	$22,099	$—

Issuance of stock in conjunction with the acquisition of EMB and the Merger	$—	$—	$11,250

Contingent payments accrued in conjunction with the acquisitions of EMB and Aliquant	$—	$—	$20,026

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2010	47,160	$472	27,043	$270	$1,679,624	$—	$711,570	$(436,329)	$9,065	$1,964,672
Net Income	—	—	—	—	—	—	194,437	—	2,288	196,725
Other comprehensive income/(loss)					192			423,024	(210)	423,006
Repurchases of common stock	—	—	—	—	—	(30,646)	—	—	—	(30,646)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(26,596)	—	—	—	(26,596)
Exercises of stock options and purchases under our ESPP	—	—	—	—	—	4,882	—	—	—	4,882
Vesting of restricted stock units	(19)	—	—	—	—	—	—	—	—	—
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(22,846)	—	—	(22,846)
Issuances of common stock and excess tax benefits	111	1	—	—	1,097	—	—	—	—	1,098
Stock-based compensation	—	—	—	—	79,922	—	—	—	—	79,922
Conversion of Class B-1 shares to Class A shares	5,642	56	(5,642)	(56)	—	—	—	—	—	—
Issuance of Class B-3 and B-4 shares for acquisition	—	—	228	2	11,248	—	—	—	—	11,250
Acceleration of Class B shares to Class A shares	83	1	(84)	—	—	—	—	—	—	1
Adjustment to repurchases of Class B-1 shares from tender offer	—	—	28	—	1,202	—	—	—	—	1,202
Secondary offering conversion of Class B1 shares to Class A shares	4,921	49	(4,921)	(49)	—	—	—	—	—	—

Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670
Net Income	—	—	—	—	—	—	260,213	—	263	260,476
Other comprehensive loss								(337,440)	(594)	(338,034)
Acquisition of Fifth Quadrant	—	—	—	—	—	—	—	—	13,985	13,985
Stock options assumed in Extend Health acquisition	—	—	—	—	11,160	—	—	—	—	11,160
Repurchases of common stock	—	—	—	—	—	(108,895)	—	—	—	(108,895)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(33,183)	—	—	—	(33,183)
Exercises of stock options and purchases under our ESPP	—	—	—	—	806	4,749	—	—	—	5,555
Vesting of restricted stock units	9	—	—	—	(8,492)	20,788	—	—	—	12,296
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(25,752)	—	—	(25,752)
Issuances of common stock and excess tax benefits	—	—	—	—	3,255	—	—	—	—	3,255
Stock-based compensation	—	—	—	—	53,785	—	—	—	—	53,785
Conversion of Class B-2 shares to Class A shares	5,615	56	(5,616)	(57)	—	—	—	—	—	(1)

Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317

Net Income/(loss)	—	—	—	—	—	—	318,812	—	(3,160)	315,652
Other comprehensive income/(loss)	—	—	—	—	—	—	—	51,281	(1,297)	49,984
Repurchases of common stock	—	—	—	—	—	(46,618)	—	—	—	(46,618)
Shares received for employee taxes upon conversion of Restricted A shares	(2)	—	—	—	—	(25,010)	—	—	—	(25,010)
Exercises of stock options	—	—	—	—	(8,240)	9,373	—	—	—	1,133
Vesting of restricted stock units	(3)	—	—	—	(8,674)	9,513	—	—	—	839
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(42,027)	—	—	(42,027)
Excess tax benefits	—	—	—	—	4,657	—	—	—	—	4,657
Stock-based compensation	—	—	—	—	28,906	—	—	—	—	28,906
Conversion of Class B-3 shares to Class A shares	5,661	57	(5,662)	(56)	—	—	—	—	—	1

Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834

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

Merger — Towers Watson was formed on January 1, 2010, from the merger (the “Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years.

Principles of Consolidation — Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting interest entities are entities that have sufficient equity and provide equity investors voting rights that give them the power to make significant decisions relating to the entity’s operations. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, we consolidate our voting interest entity investments in which we hold, directly or indirectly, more than 50% of the voting rights.

In VIEs, a controlling financial interest is attained through means other than voting rights as they are entities that lack one or more of the characteristics of a voting interest entity. Either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the entity has equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

Through our wholly owned subsidiary, Oxford Investment Partners, we manage approximately $1 billion of assets in funds that are considered VIEs and for which our management fee is considered a variable interest. We evaluated these funds and determined that we are not the primary beneficiary. Therefore, the funds are not consolidated. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees, which were not material at June 30, 2013.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for billed and unbilled receivables from clients, discretionary compensation, income taxes, pension and post-retirement assumptions, incurred but not reported claims, legal reserves and goodwill and intangible assets.

Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, to be cash equivalents.

Fiduciary assets and liabilities — In our capacity as a reinsurance agent and broker, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective reinsurers. We also collect claims or refunds from reinsurers on behalf of the insureds. Unremitted premiums and claims are held by us in a fiduciary capacity, and are recorded as fiduciary assets and fiduciary liabilities in our consolidated balance sheets. Unremitted cash is under our control such that we direct the investment of this cash and retain the interest income, but the use of this cash is restricted to current operations of this business, consisting of the collection and payment of reinsurance premiums and claims. According to regulations governing our reinsurance business, we are unable to use this cash in a way that deviates from these activities.

The levels of fiduciary assets and liabilities can fluctuate significantly, primarily depending on when we collect the premiums, claims and refunds, make payments to insureds and reinsurers, collect funds from clients and make payments on their behalf. In our consolidated balance sheets, the amount we report for fiduciary assets and fiduciary liabilities are equal. At June 30, 2013, the portion of fiduciary assets and fiduciary liabilities related to our reinsurance brokerage business was $142.6 million. Of this amount, $139.4 million represents cash currently held by us, and $3.2 million represents amounts we advanced for the payment of premiums or claims for which we will be reimbursed.

In addition, some of our health and welfare benefits administration outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. These amounts are also included in fiduciary assets and fiduciary liabilities and represented $5.8 million at June 30, 2013.

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

Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables also include amounts due to us for commissions on premiums currently due from our clients to the reinsurers but uncollected by us as of the balance sheet date. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $12.8 million and $20.9 million as of June 30, 2013 and 2012, respectively. Allowance for unbilled receivables was $10.3 million and $19.9 million as of June 30, 2013 and 2012, respectively.

Revenue Recognition — We recognize revenue when it is earned and realized or realizable as demonstrated by persuasive evidence of an arrangement with a client, a fixed or determinable price, services have been rendered or products delivered or available for use, and collectability is reasonably assured.

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

Revenue for fixed-fee arrangements is based upon the proportional performance method. We typically have three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.

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

Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. We have experienced certain costs in excess of estimates from time to time. Management believes it is rare, however, for these excess costs to result in overall project losses.

We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. We defer costs for software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, during the implementation stage. We recognize these deferred costs from the go live date, signaling the end of the implementation stage, until the end of the initial term of the contract with the client. We determined that the system implementation and customized ongoing administrative services are one combined service. Revenue is recognized over the service period, after the go live date, in proportion to the services performed. As a result, we do not recognize revenue during the implementation phase of an engagement.

We deliver software under arrangements with clients that take possession of our software. The maintenance associated with the initial software fees is a fixed percentage which enables us to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered to the client and we recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term, which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.

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

As an insurance exchange, we generate revenue from commission paid to us by insurance carriers for health insurance policies issued through our enrollment services. Under our contracts with insurance carriers, once an application has been accepted by an insurance carrier and a policy has been issued, we will receive commission payments from the policy effective date until the end of the annual policy period as long as the policy is not cancelled by the insured or the carrier. We defer upfront fees and recognize revenue ratably from the policy effective date over the policy period, generally one year. The commission fee per policy placed with a carrier could vary by whether the insured was previously a Medicare participant and whether the policy is in its first or subsequent year. Due to the uncertainty of the commission fee per policy, we do not recognize revenue until the policy is accepted by the carrier, the policy is effective and a communication is received from the carrier of the fee per insured. As the commission fee is cancellable on a pro rata basis related to the underlying insurance policy which we are not party to, we recognize the commission fee ratably over the policy period. Our carrier contracts entitle us to receive commission fees per policy for the life of the policy unless limited by legislation or cancelled by the carrier or insured. As a result, the majority of the revenue is recurring in nature and grows in direct proportion to the number of new policies added each year.

Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

Income Taxes — We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the use of the asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits.

Foreign Currency — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Foreign currency transactions resulted in (losses)/gains of $(0.8) million, $(1.1) million and $0.2 million in fiscal years 2013, 2012 and 2011, respectively. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

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

There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the underlying risk is recognized in the balance sheet and offsetting the gain / losses in the derivative, we consider the derivative transaction to be an “economic hedge” and changes in the fair value of the derivative are recognized immediately in general and administrative expenses. At June 30, 2013, we had entered into foreign currency cash flow hedges and economic hedges.

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

Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2013 we had a $184.1 million IBNR liability, net of recoverable receivables of our captive insurance companies. This net liability decreased from $202.2 million as of June 30, 2012 as the result of improved claims experience. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.

Stock-based Compensation — We compensate our directors, executive officers and other select associates with incentive stock-based compensation plans. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value. We record non-cash stock-based compensation on a graded vesting methodology over the expected term of the awards, generally three years. Graded vesting expense methodology assumes that the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock. During fiscal years 2013, 2012 and 2011, we recognized compensation expense of $28.9 million, $54.5 million and $78.0 million, and associated income tax benefit of $10.0 million, $19.5 million and $25.5 million, respectively, in connection with our stock-based compensation plans.

Earnings per Share (“EPS”) — We present EPS using the two-class method which discloses the portion of net income attributable to controlling interests and basic and diluted shares are available for common stockholders separate from participating security holders. Our Restricted Class A shares issued in the Merger were classified as participating securities because of their voting and dividend rights. These non-vested restricted shares were fully vested as of January 1, 2013 and converted to Towers Watson Class A common stock.

Goodwill and Intangible Assets — In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2013.

During fiscal 2013, the Company adopted ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU-2012-02”), which gives entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. During this assessment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset, specifically some of our trade names, is less than its carrying amount. Qualitative factors we consider include, but are not limited to, cost factors; financial performance; legal, regulatory, contractual, political, business and other factors, including asset-specific factors; industry and market conditions; and macroeconomic conditions. If the qualitative factors indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, we perform the two-step process to assess our indefinite-lived intangible asset for impairment. During fiscal year 2013, we assessed the qualitative factors and determined that the two-step impairment test was not required for our indefinite-lived intangible assets.

During fiscal 2013, the Company also performed a qualitative assessment for seven of our ten reporting units. Similar to our indefinite-lived intangible assets, during this assessment, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. During fiscal year 2013, we assessed the qualitative factors and determined that the two-step impairment test was not required for the seven reporting units reviewed.

During fiscal 2013, the Company performed Step 1 of the two-step impairment test for three of our ten reporting units. To perform this test, we used Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in step one to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2013, we did not record any impairment losses of goodwill or intangibles.

Recent Accounting Pronouncements

Not yet adopted

On February 5, 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). The requirements include by component disclosures of changes in AOCI balances along with the related income tax benefit or expense and significant items reclassified out of AOCI. ASU 2013-2 is effective for annual periods, and interim periods within those years, beginning after December 15, 2012, and the amendments are to be applied prospectively. While early adoption is permitted, the Company plans to adopt the new requirements in its reporting for the first quarter of the Company’s fiscal year 2014. The Company expects no material impact to its financial statements as a result of adopting this provision.

On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10 as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10 and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for interim and annual periods that begin after December 15, 2013, and early adoption is prohibited. The Company is currently evaluating whether these funds will continue to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08.

On July 18, 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, the Company plans to adopt the new requirements in its reporting for the first quarter of the Company’s fiscal year 2014. The Company expects no material impact to its financial statements as a result of adopting this provision.

Note 2 — Acquisitions

Our acquisitions in fiscal years 2013, 2012 and 2011 were not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. Our acquisition information is included to provide our investors with a better understanding of our strategic acquisitions.

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

During the fourth quarter of fiscal 2012, we recorded the tangible assets received, liabilities assumed and the preliminary fair value of intangibles as follows: $123.2 million of customer related intangibles, $26.7 million of developed technology, and less than $1.0 million of favorable lease agreements and trade name intangibles. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer-related intangibles and the relief from royalty method for the developed technology intangible. Significant assumptions used in the valuation were revenue growth rates, retention rates, expense and contributory asset charges, royalty rates and discount rates. We recorded current income tax receivables of $2.7 million for tax losses to be carried back to the June 30, 2011 U.S. federal income tax return. Also related to taxes, we recorded net deferred tax liabilities of $53.8 million. In accordance with acquisition accounting under U.S. GAAP, we did not realize $14.6 million of deferred revenue associated with cash received for commissions paid by carriers for policies placed prior to the acquisition and for which no subsequent performance obligation is required. We determined that total consideration was $446.2 million, and recorded $341.4 million of goodwill related to the acquisition of Extend Health. The acquisition accounting was finalized during the second quarter of fiscal 2013.

EMB Acquisition

On January 31, 2011, Towers Watson purchased EMB, a large specialist property/casualty consulting and software company. The EMB business complements our Risk Consulting and Software line of business in our Risk and Financial Services segment. We paid $69.8 million in cash and issued common stock valued at $11.4 million consisting of 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, which convert to Towers Watson Class A common stock. See Note 13 for the conversion schedule. The Asian put model was used to calculate the discounts on the restrictions of the underlying stock. We have included an estimated earn-out payment of $16.9 million in consideration. The estimated earn-out payment was not adjusted during the fiscal year ended June 30, 2013. The purchase agreement calls for deferred cash payments totaling $27.9 million, which are recorded as compensation expense over the period earned by the former partners subject to continued employment. During the third and fourth quarters of fiscal 2011, we recorded the tangible assets received and liabilities assumed and the preliminary fair value of deferred revenue and intangibles: $13.5 million of customer related intangibles, $12.1 million of developed technology, $1.6 million of in-process technology and $0.6 million of unfavorable lease agreements. We estimated that a discount of $9.6 million was required to record the fair value of the deferred maintenance revenue acquired based on the cost of maintenance plus a modest profit over the remaining contract period. We finalized our initial assessment of deferred income tax amounts and recorded $2.9 million of deferred tax liabilities. As of September 30, 2011, we finalized the purchase accounting and determined that total consideration transferred was $101.9 million and goodwill was $59.0 million.

Aliquant Acquisition

On December 31, 2010, Towers Watson purchased Aliquant, a privately-held, full-service health and welfare benefits administration outsourcing firm for $67.7 million. The Aliquant business complemented the U.S. portion of our Technology and Administration Solutions practice in our Benefits segment. The preliminary estimate of consideration transferred and allocation of the fair value to tangible and intangible assets received and liabilities assumed was recorded in the third quarter of fiscal 2011, which included fixed assets, customer related intangibles, developed technology and non-compete agreements at their estimated acquisition date fair values. Our estimate of fair value was developed using income approach valuation models such as the multi-period excess earnings method for the customer related intangibles of $13.9 million and the relief from royalty method for the developed technology intangible of $4.0 million. Significant assumptions used in the valuation are: revenue growth rate, retention rate, expense and contributory asset charges, royalty rate and discount rate. As of September 30, 2011, we finalized the purchase accounting and recorded $49.5 million of goodwill related to the acquisition of Aliquant.

Note 3 — Investments

We hold available-for-sale investments comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds (See Note 6 for the investments by type of security). The fixed income securities are classified either as short-term investments or non-current assets (within other assets on the consolidated balance sheet) depending on the date of their maturity. We held no trading or held-to-maturity securities as of June 30, 2013 and 2012. Additional information on available-for-sale security balances is provided in the following table as of June 30, 2013 and 2012:

	June 30, 2013				June 30, 2012
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Fixed income securities:
Short-term investments:	$56,602	$15	$(2)	$56,615	$40,213	$218	$(10)	$40,421
Other assets (non-current):	—	—	—	—	11,924	24	(19)	11,929
Equity securities	853	476	(1)	1,328	994	443	—	1,437
Mutual funds and exchange-traded funds	26,666	14	(97)	26,583	6,628	—	(1,545)	5,083

*	For all investments, other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or merger date.

Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal year ended June 30, 2013 were $47.6 million, resulting in a gain of $0.1 million. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal years ended June 30, 2012 and 2011 were $68.5 million and $72.7 million, respectively, resulting in a gain of $0.1 million and $0.3 million, respectively. Proceeds from the sales and maturities of held-to-maturity fixed income securities during the fiscal year ended June 30, 2011 were $14.3 million, resulting in insignificant gains.

There were no material investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses for the fiscal years ended June 30, 2013 and 2012 were $36.3 million and $30.1 million, respectively.

Note 4 — Fixed Assets

Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures, and equipment are depreciated straight-line over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.

The components of fixed assets are as follows:

	June 30,
	2013	2012

Furniture, fixtures and equipment	$207,667	$214,342
Computer software, excluding internally developed software	161,382	156,534
Internally developed software	123,943	185,840
Leasehold improvements	187,537	172,859

	680,529	729,575
Less: accumulated depreciation and amortization	(333,614)	(414,575)

Fixed assets, net	$346,915	$315,000

During fiscal 2013, the Company retired $98.2 million of fully amortized internally-developed software that was no longer in use.

Total computer software, net, including internally developed software, was $179.0 million and $143.6 million as of June 30, 2013 and 2012, respectively. Total amortization expense for computer software was $40.5 million, $39.6 million and $34.6 million for fiscal years 2013, 2012 and 2011, respectively. Total depreciation expense was $56.3 million, $47.7 million and $44.0 million for fiscal years 2013, 2012 and 2011, respectively.

Note 5 — Goodwill and Intangible Assets

The components of goodwill and intangible assets are outlined below for the fiscal years ended June 30, 2013 and 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2011	$1,288,359	$538,764	$115,237	$—	$1,214	$1,943,574
Goodwill acquired	13,867	22,764	—	341,012	—	377,643
Translation adjustment	(48,971)	(15,666)	(4,025)	—	—	(68,662)

Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555

Goodwill acquired	—	2,480	—	437	—	2,917
Translation adjustment	(19,983)	(14,192)	(2,362)	—	—	(36,537)

Balance as of June 30, 2013	$1,233,272	$534,150	$108,850	$341,449	$1,214	$2,218,935

The $341.4 million of goodwill acquired in the Exchange Solutions segment is all related to the acquisition of Extend Health which was completed on May 29, 2012. See Note 2 for additional information regarding this acquisition.

Included in the Benefits and Risk and Financial Services goodwill acquired during fiscal 2012 is $27.7 million of goodwill related to our purchase of additional ownership in Fifth Quadrant on November 30, 2011, which resulted in a controlling ownership. The Fifth Quadrant goodwill is evenly allocated to the Benefits and Risk and Financial Services segments based on the acquired company’s historical revenue and service offerings. We recorded a $2.8 million gain in other non-operating income representing the increase in the fair value of our previous ownership. Also included in the Risk and Financial Services goodwill acquired during fiscal 2012 is a $8.2 million goodwill adjustment, which was recorded to reflect the modification of deferred tax amounts for the acquisition of EMB, which was completed in January 2011.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the fiscal years ended June 30, 2013 and 2012:

	Trademark & trade name	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total

Balance as of June 30, 2011	$—	$202,155	$113,767	$5,438	$321,360
Intangible assets acquired	370	123,150	26,660	537	150,717
Intangible assets disposed of during the period	—	—	—	(508)	(508)
Amortization	(370)	(28,318)	(36,931)	(851)	(66,470)
Translation adjustment	—	(7,466)	(207)	(62)	(7,735)

Balance as of June 30, 2012	—	289,521	103,289	4,554	397,364

Intangible assets acquired	—	3,923	—	—	3,923
Amortization	—	(45,435)	(33,475)	(972)	(79,882)
Translation adjustment	—	(1,762)	(299)	(17)	(2,078)

Balance as of June 30, 2013	$—	$246,247	$69,515	$3,565	$319,327

For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded $78.9 million, $65.6 million and $52.1 million, respectively, of amortization related to our intangible assets.

Due to integration of our Retirement business, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment and we plan to shorten the life of the intangible asset and accelerate the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. We recorded an additional $5.6 million and $8.4 million of amortization for the fiscal year ended June 30, 2013 and June 30, 2012, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $368.4 million and $371.4 million as of June 30, 2013 and June 30, 2012, respectively. The change during the period was due to foreign currency translation adjustment.

We estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of June 30, 2013 and June 30, 2012, this liability was $13.5 million and $17.0 million, respectively. The change for the fiscal year ended June 30, 2013 was comprised of a reduction to rent expense of $3.5 million.

Components of the change in the gross carrying amount of customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments for fiscal years 2013 and 2012. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The following table reflects the weighted average remaining life and carrying value of finite-lived intangible assets and liabilities as of June 30, 2013 and 2012:

	Fiscal Year 2013			Fiscal Year 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life
Finite-lived intangible assets and liabilities:
Trademark and trade name	$370	370	—	$370	$370	—
Customer related intangibles	390,027	143,780	6.6	390,264	100,743	8.0
Core/developed technology	164,762	95,247	3.8	173,498	70,209	4.3
Favorable lease agreements	6,496	2,931	4.4	6,625	2,071	5.6

Total finite-lived intangible assets	$561,655	$242,328		$570,757	$173,393

Unfavorable lease agreements	25,591	12,122	4.7	27,670	10,707	4.8

Total finite-lived intangible liabilities	$25,591	$12,122		$27,670	$10,707

Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of the net amortizable intangible assets and liabilities was 5.9 years and 7.1 years, respectively at June 30, 2013 and June 30, 2012.

The following table reflects:

1)	future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2)	the rent offset resulting from the amortization of the net lease intangible assets and liabilities for future fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2014	$69,874	(2,319)
2015	60,586	(2,008)
2016	53,877	(1,559)
2017	48,722	(1,861)
2018	37,725	(1,981)
Thereafter	44,978	(176)

Total	$315,762	$(9,904)

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

The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012:

	Fair Value Measurements on a Recurring Basis at
	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$2,014	$—	$—	$2,014
U.S. corporate bonds (a)	—	53,100	—	53,100
Foreign corporate bonds (a)	—	1,501	—	1,501
Obligations of states, municipalities and political subdivisions (a)	—	—	—	—
Equity securities (b)	1,328	—	—	1,328
Mutual funds / exchange-traded funds (c)	26,583	—	—	26,583
Derivatives:
Foreign exchange forwards (d)	—	546	—	546

Liabilities:
Derivatives
Foreign exchange forwards (d)	—	353	—	353

	Fair Value Measurements on a Recurring Basis at
	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities (a)	$2,035	$9,085	$—	$11,120
U.S. corporate bonds (a)	—	32,494	—	32,494
Foreign corporate bonds (a)	—	3,501	—	3,501
Obligations of states, municipalities and political subdivisions (a)	—	5,234	—	5,234
Equity securities (b)	1,437	—	—	1,437
Mutual funds (c)	5,083	—	—	5,083
Derivatives:
Foreign exchange forwards (d)	—	713	—	713
Liabilities:
Derivatives:
Foreign exchange forwards (d)	—	329	—	329

(a)	These assets are included in short-term investments or other assets on the consolidated balance sheet. See Note 3 for the classification of all fixed income securities as current or non-current.
(b)	These assets are included in short-term investments or other assets on the consolidated balance sheet.
(c)	These assets are included in other assets on the consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the consolidated balance sheet. See Note 7 for further information on our derivative investments.

We recorded immaterial losses, respectively, for the fiscal years ended June 30, 2013 and 2012, in general and administrative expenses in the consolidated statements of operations related to the changes in the fair value of our financial instruments for foreign exchange forward contracts and foreign exchange options accounted for as foreign currency cash flow hedges, which were still held at June 30, 2013 and 2012, respectively. No material gain or loss was recorded in the consolidated statements of operations for available-for-sale securities still held at fiscal years ended June 30, 2013 and 2012.

We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures include obtaining a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the pricing services. This understanding includes a review of the vendors’ Service Organization Controls report and as necessary discussions with valuation resources at the pricing services. We obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. In addition, our investment committee periodically reviews the investment portfolios and the performance of our investments against expectations.

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

We perform additional procedures to validate and confirm the accuracy of the Level 2 prices provided by the pricing service. Stale prices and significant price movements are monitored and investigated. If the price changes significantly, the fluctuation is reviewed for reasonableness based on our expectations or other market factors and adjusted if deemed necessary by management.

If we determine that a price provided to us is outside our expectation, we will further examine the price, including having follow-up discussions with the pricing service. If we conclude that a price is not valid, we will adjust the price with the appropriate documentation and approvals by management. These adjustments do not occur frequently and have not historically been material.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the year ended June 30, 2013. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the fiscal year ended June 30, 2013.

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

Derivative transactions are governed by our established set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. We also evaluate new and existing transactions and agreements to determine if they require derivative accounting treatment. Positions are monitored using fair market value and sensitivity analyses. See Note 1 for further information on the accounting policy for derivatives. The Company reviewed the Dodd–Frank Wall Street Reform and Consumer Protection Act: Title VII, Derivatives and has elected and is in compliance with the end-user exemption.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of our forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At June 30, 2013, the longest outstanding maturity was 14 months. As of June 30, 2013, a net $0.2 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months when the hedged revenue is recognized. During the fiscal years ended June 30, 2013 and 2012, we recognized no material gains or losses due to hedge ineffectiveness.

As of June 30, 2013, 2012 and 2011 we had cash flow and economic hedges with a notional value of $107.2 million, $66.4 million and $69.3 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of June 30, 2013 and 2012 was an asset of $0.2 million and $0.4 million, respectively. See Note 6, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of June 30, 2013 and 2012 and their location in the consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		June 30,			June 30,
		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$395	$408	Accounts payable, accrued liabilities and deferred income	$(159)	$—
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	$151	$305	Accounts payable, accrued liabilities and deferred income	$(194)	$(329)

Total derivative assets (liabilities)		$546	$713		$(353)	$(329)

The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of comprehensive income for the fiscal years ended June 30, 2013, 2012 and 2011 are as follows:

Derivatives designated as hedging instruments:	(Loss) gain recognized in OCI (effective portion)			Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)			Location of (loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Foreign exchange forwards	$(294)	$(732)	$4,323	General and administrative expenses	$(125)	$798	$(683)	General and administrative expenses	$(1)	$(2)	$125
Foreign exchange options	—	—	—	General and administrative expenses	—	—	(207)	General and administrative expenses	—	—	—

Total	$(294)	$(732)	$4,323		$(125)	$798	$(890)		$(1)	$(2)	$125

Included in the notional values above are $33.6 million, $59.1 million and $22.5 million as of June 30, 2013, 2012 and 2011, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows:

		Gain recognized in income
	Location of gain recognized in income	Fiscal year ended June 30,
Derivatives not designated as hedging instruments:		2013	2012	2011

Foreign exchange forwards	General and administrative expenses	$3,325	$1,399	$2,976
Total		$3,325	$1,399	$2,976

Note 8 —Supplementary information for select balance sheet accounts

Accounts payable, accrued liabilities and deferred income consists of:

	June 30,
	2013	2012
Accounts payable	$31,962	$36,341
Accrued liabilities	104,378	101,304
Deferred income	215,308	195,798

Accounts payable, accrued liabilities and deferred income	$351,648	$333,443

Current employee-related liabilities consist of:

	June 30,
	2013	2012
Accrued payroll and bonuses	$477,942	$447,866
Current pension liability	69,143	96,139
Other employee-related liabilities	13,746	14,217

Total employee-related liabilities	$560,831	$558,222

Note 9 — Leases

We lease office space under operating lease agreements with terms generally averaging ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease.

Rental expenses and sub-lease rental income for operating leases are recorded as part of occupancy costs in the consolidated statements of operations along with other occupancy related expenses such as utilities and the amortization of intangible lease assets and liabilities. The net rental expense was $140.1 million, $143.0 million, and $144.2 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Future minimum lease payments for the operating lease commitments which have not been reduced by cumulative anticipated cash inflows for sublease income of $3.1 million are as follows:

Fiscal year ending June 30,	Amortization

2014	$107,910
2015	99,223
2016	83,696
2017	69,216
2018	57,766
Thereafter	157,563

Total	$575,374

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.

Note 10 — Retirement Benefits

Defined Benefit Plans

Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2013, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $87.6 million in projected benefit obligations, $62.6 million in assets and a net liability of $25.0 million.

North America

United States – Beginning January 1, 2012, all associates, including named executive officers, accrue qualified and non-qualified benefits under a new stable value pension design. Prior to this date, associates hired prior to December 31, 2010 earned benefits under their legacy plan formulas, which were frozen on December 31, 2011. The non-qualified plan is unfunded. Retiree medical benefits provided under our U.S. postretirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the same plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.

Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 for associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas.

The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.

Europe

United Kingdom – For associates previously participating under the legacy Watson Wyatt defined benefit plan, benefits accrue based on the number of years of service and the associate’s average compensation during the associate’s term of service since January 2008 (prior to this date, benefits accrued under a different formula). Benefit accruals earned under the legacy Towers Perrin defined benefit plan were frozen on March 31, 2008, and the plan predominantly provides lump sum benefits. All associates not earning benefits under the legacy Watson Wyatt defined benefit component of the plan accrue benefits under a defined contribution component.

Germany – Effective January 1, 2011, all new associates participate in a defined contribution plan. Associates hired prior to this date continue to participate in various defined contribution and defined benefit arrangements according to legacy plan formulas. The legacy defined benefit plans are primarily account-based, with some long-service associates continuing to accrue benefits according to grandfathered final-average-pay formulas.

Netherlands – Benefits under the Netherlands plan used to accrue on a final pay basis on earnings up to a maximum amount each year. The benefit accrual under the final pay plan stopped at December 31, 2010. The accrued benefits will receive conditional indexation each year.

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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
	2013		2012		2011
	North America	Europe	North America	Europe	North America	Europe
Discount rate	4.86%	4.80%	5.79%	5.59%	5.80%	5.25%
Expected long-term rate of return on assets	8.11%	6.07%	8.14%	6.78%	8.16%	6.79%
Rate of increase in compensation levels	4.35%	3.93%	3.82%	3.93%	3.88%	3.88%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	North America	Europe	North America	Europe
Discount rate	5.32%	4.41%	4.86%	4.80%
Rate of increase in compensation levels	4.36%	3.93%	4.35%	3.93%

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2013, 2012 and 2011:

	Year ended June 30,
	2013		2012		2011
	North America	Europe	North America	Europe	North America	Europe
Service cost	$70,795	$10,262	$61,158	$10,199	$58,050	$12,218
Interest cost	135,726	37,937	141,390	38,173	139,840	39,000
Expected return on plan assets	(185,435)	(42,244)	(172,827)	(44,922)	(158,708)	(40,420)
Amortization of net loss/(gain)	45,372	5,905	18,240	(3,717)	23,997	5,574
Amortization of prior service (credit)/cost	(8,377)	41	(8,338)	41	(6,632)	41
Settlement/curtailment loss/(gain)	—	—	—	4,258	4,170	(2,323)
Other adjustments (a)	—	85	9,512	545	868	44

Net periodic benefit cost	$58,081	$11,986	$49,135	$4,577	$61,585	$14,134

(a)	This adjustment for North America in fiscal year 2012 is primarily due to the cumulative effect of the change in the method of determining the market-related value of plan assets.

Changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	Year ended June 30,
	2013		2012		2011
	North America	Europe	North America	Europe	North America	Europe
Current year actuarial (gain)/loss	$(188,011)	$51,384	$314,754	$110,377	$(172,078)	$(107,560)
Amortization of actuarial (gain)/loss	(45,372)	(5,905)	(18,240)	3,717	(23,997)	(5,574)
Current year prior service credit	—	—	—	—	(73,926)	—
Amortization of prior service credit/(cost)	8,377	(41)	8,338	(41)	6,632	(41)
Recognition of actuarial loss due to settlement/curtailment	—	—	—	(4,258)	(4,170)	2,323
Other	(1,699)	(1,418)	(13,477)	(1,512)	5,378	4,058

Total recognized in other comprehensive (income)/loss	$(226,705)	$44,020	$291,375	$108,283	$(262,161)	$(106,794)

The change in Other is primarily due to the currency impact and, during fiscal year 2012, includes the effect of the change in the method of determining the market-related value of plan assets.

For North America, the current year actuarial gain was due to an increase in the discount rates used for our plans. For Europe, the current year actuarial loss is primarily due to a decrease in the discount rates used for our plans. Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date. The U.K. is based on the U.K. AA corporate bonds, while Germany and the Netherlands are based on European AA corporate bonds.

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2014 for the Company’s defined benefit pension plans are shown below:

	Fiscal 2014
	North America	Europe
Actuarial loss	$22,508	$8,508
Prior service (credit)/cost	(8,378)	40

Total	$14,130	$8,548

The following table provides a reconciliation of the changes in the projected benefit obligations and fair value of assets for the qualified plans for the years ended June 30, 2013 and 2012, and the funded status as of June 30, 2013 and 2012:

	2013		2012
	North America	Europe	North America	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,412,004	$688,750	$2,052,003	$622,364
Service cost	59,327	6,425	49,512	6,787
Interest cost	115,418	33,082	116,660	33,074
Actuarial (gains)/losses	(160,794)	46,440	297,678	86,884
Benefit payments	(91,546)	(14,365)	(88,462)	(43,336)
Participant contributions	—	2,361	—	—
Other	—	85	—	—
Foreign currency adjustment	(10,056)	(22,424)	(15,387)	(17,023)

Benefit obligation at end of year	$2,324,353	$740,354	$2,412,004	$688,750

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,269,318	$688,983	$2,174,879	$679,159
Actual return on plan assets	223,675	53,322	172,520	50,934
Company contributions	69,305	43,640	22,472	20,437
Participant contributions	—	2,361	—	—
Benefit payments	(91,546)	(14,365)	(88,462)	(43,336)
Other	—	—	—	698
Foreign currency adjustment	(8,988)	(23,085)	(12,091)	(18,909)

Fair value of plan assets at end of year	$2,461,764	$750,856	$2,269,318	$688,983

Funded status at end of year	$137,411	$10,502	$(142,686)	$233

Accumulated Benefit Obligation	$2,293,705	$717,075	$2,370,664	$667,092

	2013		2012
	North America	Europe	North America	Europe
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$180,371	$18,103	$—	$8,802
Noncurrent liabilities	(42,960)	(7,600)	(142,686)	(8,569)

Net amount recognized	$137,411	$10,503	$(142,686)	$233

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$165,719	$77,949	$405,943	$48,623
Net prior service (credit)/cost	(48,242)	464	(54,726)	520

Accumulated Other Comprehensive Loss/(Income)	$117,477	$78,413	$351,217	$49,143

The following table presents the projected benefit obligation and fair value of plan assets for our qualified plans that have a projected benefit obligation in excess of plan assets as of June 30, 2013 and 2012:

	2013		2012
	North America	Europe	North America	Europe

Projected benefit obligation at end of year	$293,657	$27,882	$1,175,875	$273,845
Fair value of plan assets at end of year	$250,697	$20,281	$939,772	$265,276

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our qualified plans that have an accumulated benefit obligation in excess of plan assets as of June 30, 2013 and 2012:

	2013		2012
	North America	Europe	North America	Europe

Projected benefit obligation at end of year	$101,176	$27,882	$1,175,875	$273,845
Accumulated benefit obligation at end of year	$91,025	$27,882	$1,134,535	$273,845
Fair value of plan assets at end of year	$78,356	$20,281	$939,772	$265,276

The following table provides a reconciliation of the changes in the non-qualified plans’ projected benefit obligations for the years ended June 30, 2013 and 2012, and a statement of funded status as of June 30, 2013 and 2012. The non-qualified plans reflect only the U.S., Canadian and German plans and are unfunded.

	June 30,
	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$587,933	$601,604
Service cost	15,305	15,059
Interest cost	25,163	29,829
Actuarial losses	27,044	46,273
Benefit payments	(92,577)	(84,419)
Foreign currency adjustment	286	(20,413)

Benefit obligation at end of year	$563,154	$587,933

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	92,577	84,419
Participant contributions	—	—
Benefit payments	(92,577)	(84,419)
Foreign currency adjustment	—	—

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(563,154)	$(587,933)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(66,897)	(93,180)
Noncurrent liabilities	(496,257)	(494,753)

Net amount recognized	$(563,154)	$(587,933)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$89,173	$69,280
Net prior service credit	(12,859)	(14,751)

Accumulated Other Comprehensive Income	$76,314	$54,529

Information for plans with obligations in excess of plan assets:
Projected benefit obligation	$563,154	$587,933
Accumulated benefit obligation	547,058	576,420
Fair value of plan assets	—	—

Our investment strategy is designed to generate returns that will reduce the interest rate risk inherent in each of the plans’ benefit obligations and enable the plans to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment.

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

In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, such as expected return, volatility of returns and correlations with other asset classes within the portfolios. Consideration is also given to the proper long-term level of risk for each plan, the impact on the volatility and magnitude of plan contributions and cost, and the impact certain actuarial techniques may have on the plan’s recognition of investment experience.

For the Towers Watson funded plans in the U.S., Canada and the U.K., the targeted equity allocation as of June 30, 2013 is 23%, 60% and 40%, respectively. In the U.S. funded plan, besides the 23% target equity allocation, an additional 44% of the target allocation is directed to other investment vehicles including alternative credit, alternative beta and private equities. The remaining allocation for each of the funded plans is directed to fixed income securities. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.

We monitor investment performance and portfolio characteristics on a quarterly basis to ensure that managers are meeting expectations with respect to their investment approach. With the exception of securities issued by the U.S. Government and its agencies, no single issue is to comprise more than 5% of the portfolio’s value, although index fund managers are exempt from the security weighting constraints. There are also various restrictions and controls placed on managers, including prohibition from investing in our stock.

The expected rate of return on assets assumption is developed in conjunction with advisors and using our asset model that reflects a combination of rigorous historical analysis and the forward-looking views of the financial markets as revealed through the yield on long-term bonds, the price-earnings ratios of the major stock market indices and long-term inflation.

We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. The Company transferred $21.8 million of pooled funds from Level 2 to Level 3 due to the fact that there was limited information available on the underlying holdings and the values were therefore unobservable to the Company. In addition, other immaterial corporate bonds were transferred from Level 2 to Level 3 at the beginning of the fiscal year. This was due to the Company being made aware of certain trading restrictions placed on these assets during an asset transfer process. In addition to the Level 3 transfers, we transferred $1.5 million from Level 1 cash investments to Level 2 derivatives based upon additional information indicating these funds were in invested in currency forwards. There were no other significant transfers between Levels 1, 2 or 3 in the year ended June 30, 2013.

The fair value of our plan assets by asset category at June 30, 2013 and 2012 are as follows (see Note 1 for a description of the fair value levels and Note 6 for a summary of management’s procedures around prices received from third-parties):

	Fair Value Measurements at June 30, 2013
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$7,308	$13,337	$—		$—		$—	$—	$20,645
Short-term securities	—	—	107,992		38,164		—	—	146,156
Equity securities:
U.S. large cap companies	109,837	—	—		—		—	—	109,837
U.S. mid cap companies	90,544	—	—		—		—	—	90,544
U.S. small cap companies	58,261	—	—		—		—	—	58,261
International equities	198,375	18,535	—		—		—	—	216,910
Fixed income:
Government issued securities	226,352	4,629	74,832		—		—	—	305,813
Corporate bonds (S&P rating of A or higher)	—	—	235,590		—		—	—	235,590
Corporate bonds (S&P rating of lower than A)	—	—	206,328		—		411	—	206,739
Other fixed income	—	104,554	33,045	(a)	34,339	(a)	—	—	171,938
Pooled / commingled funds	—	—	484,842	(b)	431,676	(b)	—	40,585	957,103
Mutual funds	—	—	588,152		—		—	—	588,152
Private equity	—	—	—		—		75,555	34,213	109,768
Derivatives	—	—	539	(c)	15,785		—	—	16,324
Insurance contracts	—	—	—		—		—	15,040	15,040

Total assets	$690,677	$141,055	$1,731,320		$519,964		$75,966	$89,838	$3,248,820
Liability category:
Derivatives	$—	$—	$659	(c)	$—		$—	$—	$659

Net assets	$690,677	$141,055	$1,730,661		$519,964		$75,966	$89,838	$3,248,161

	Fair Value Measurements at June 30, 2012
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$4,342	$15,844	$—		$—		$—	$—	$20,186
Short-term securities	—	—	22,988		—		—	—	22,988
Equity securities:
U.S. large cap companies	37,422	—	—		—		—	—	37,422
U.S. mid cap companies	72,427	—	—		—		—	—	72,427
U.S. small cap companies	82,686	—	—		—		—	—	82,686
International equities	274,893	14,984	—		—		—	—	289,877
Fixed income:
Government issued securities	252,512	—	11,241		—		—	—	263,753
Corporate bonds (S&P rating of A or higher)	—	—	236,033		122,236		—	—	358,269
Corporate bonds (S&P rating of lower than A)	—	—	248,120		—		—	—	248,120
Other fixed income	—	138,028	45,772	(a)	—	(a)	—	—	183,800
Pooled / commingled funds	—	—	415,416	(b)	353,071	(b)	—	—	768,487
Mutual funds	—	—	504,756		—		—	—	504,756
Private equity	—	—	—		—		62,601	28,973	91,574
Derivatives	—	—	12,968	(c)	—		—	—	12,968
Insurance contracts	—	—	—		—		—	15,848	15,848

Total assets	$724,282	$168,856	$1,497,294		$475,307		$62,601	$44,821	$2,973,161

Liability category:
Derivatives	$—	$—	$13,133	(c)	$—		$—	$—	$13,133

Net assets	$724,282	$168,856	$1,484,161		$475,307		$62,601	$44,821	$2,960,028

(a)	This category includes municipal and foreign bonds.
(b)	This category includes pooled funds of both equity and fixed income securities. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds.
(c)	We use various derivatives such as interest rate swaps, futures and options to match the duration of the corporate bond portfolio with the duration of the plan liability.

Following is a description of the valuation methodologies used for investments at fair value:

Short-term securities: Valued at the net value of shares held by the Company at year end as reported by the sponsor of the funds.

Common stocks and exchange-traded mutual funds: Valued at the closing price reported on the active market on which the individual securities are traded.

Government issued securities: Valued at the closing price reported in the active market in which the individual security is traded. Government bonds are valued at the closing price reported in the active market in which the bond is traded.

Corporate bonds: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

Fixed Income: Foreign and municipal bonds are valued at the closing price reported in the active market in which the bond is traded. Corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Pooled / Commingled Funds and Mutual Funds: Valued at the net value of shares held by the Company at year end as reported by the sponsor of the funds.

Derivative investments: Valued at the closing level of the relevant index or security and interest accrual through the valuation date.

Private equity: These underlying investments, which includes limited partnerships, are recorded at estimated fair value. In the absence of readily determinable fair value, fair value of each investment is determined based on a review of the audited financial statements or most recent capital statements of the underlying funds, when available, and other information from independent third parties including information provided by the fund managers. Investments in such funds do carry certain risks including lack of regulatory oversight, interest rate risk and market risk.

Insurance contracts: The fair values are determined using model-based techniques that include option-pricing models, discounted cash flow models, and similar techniques.

The following table reconciles the net plan investments to the total fair value of the plan assets:

	June 30,
	2013	2012
Net assets held in investments	$3,248,161	$2,960,028
Net payable for investments purchased	(41,951)	—
Dividend and interest receivable	8,847	—
Other, net	(2,437)	(1,727)

Fair value of plan assets	$3,212,620	$2,958,301

The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended June 30, 2013 and 2012:

	Private Equity	Insurance Contracts	Pooled Funds	Corporate Bonds	Total
Beginning balance at June 30, 2011	$68,151	$17,841	$—	$—	$85,992
Net actual return on plan assets relating to assets still held at the end of the year	2,648	633	—	—	3,281
Net purchases, sales and settlements	21,652	(468)	—	—	21,184
Change in foreign currency exchange rates	(877)	(2,158)	—	—	(3,035)

Ending balance at June 30, 2012	$91,574	$15,848	$—	$—	$107,422
Transfers to Level 3	—	—	21,832	411	22,243
Net actual return on plan assets relating to assets still held at the end of the year	16,725	622	3,853	—	21,200
Net purchases, sales and settlements	1,493	(1,882)	14,900	—	14,511
Change in foreign currency exchange rates	(24)	452	—	—	428

Ending balance at June 30, 2013	$109,768	$15,040	$40,585	$411	$165,804

The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2014, as well as the pension contributions to our qualified plans in fiscal years 2013 and 2012:

	2014	2013	2012
	(Projected)	(Actual)	(Actual)

U.S	$50,000	$50,000	$7,000
Canada	9,921	19,305	15,472
Europe	26,723	43,640	20,437

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
	North
Fiscal Year	America	Europe	Total

2014	$172,974	$23,452	$196,426
2015	164,317	23,271	187,588
2016	166,362	24,830	191,192
2017	171,113	28,057	199,170
2018	178,373	29,348	207,721
Years 2019 - 2023	1,011,083	196,268	1,207,351

	$1,864,222	$325,226	$2,189,448

Defined Contribution Plan

Eligible Towers Watson U.S. associates hired on or after January 1, 2011 participate in a new savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay; associates vest in the employer match upon two years of service. Associates hired prior to 2011 continued participation in their respective legacy plans until January 1, 2012 at which time the legacy plans were frozen to new contributions and the associates began participation in the new savings plan design. Under the legacy U.S. Watson Wyatt plan, associate contributions were matched at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The legacy U.S. Towers Perrin plan provided a matching contribution of 100% of the first 5% of associate contributions. The cost of the Company’s contributions to the plans for the fiscal years ended June 30, 2013, 2012 and 2011 amounted to $30.2 million, $28.7 million and $25.2 million, respectively.

The Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive a pension contribution in lieu of additional salary. The cost of the Company’s contributions to the plan for the fiscal years ended June 30, 2013, 2012 and 2011 amounted to $22.2 million, $21.4 million, and $16.5 million respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims. The liability totaled $5.3 million and $4.5 million at June 30, 2013 and 2012, respectively. This liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

The assumptions used in the valuation of the postretirement benefit cost and obligation were as follows:

	Year Ended June 30,
	2013	2012	2011
Discount rate	4.80%	5.65%	5.59%
Expected long-term rate of return on assets	2.00%	2.00%	2.00%
Rate of increase in compensation levels	4.50%	4.06%	4.07%
Health care cost trend
Initial rate	7.16%	7.61%	8.03%
Ultimate rate	5.00%	5.00%	5.00%
Year reaching ultimate rate	2019	2016	2016

	June 30,
	2013	2012
Discount rate, accumulated postretirement benefit obligation	5.30%	4.80%
Rate of compensation increase	4.50%	4.50%
Health care cost trend
Initial rate	7.08%	7.16%
Ultimate rate	5.00%	5.00%
Year reaching ultimate rate	2019	2019

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain or loss and amortized into the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 10 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1%	1%
	Increase	Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2013	$234	$(190)
Effect on accumulated postretirement benefit obligation as of June 30, 2013	4,124	(3,074)

Net periodic postretirement benefit cost consists of the following:

	Year Ended June 30,
	2013	2012	2011

Service cost	$1,770	$2,987	$4,211
Interest cost	8,807	10,966	11,706
Expected return on assets	(130)	(132)	(132)
Amortization of net unrecognized losses	369	2,206	1,674
Amortization of prior service credit	(8,228)	(8,705)	(6,842)
Curtailment	—	—	(2,209)

Net periodic postretirement benefit cost	$2,588	$7,322	$8,408

Changes in other comprehensive income for the Company’s postretirement benefit plans as follows:

	2013	2012
Current year actuarial gain	$(16,764)	$(19,357)
Amortization of actuarial loss	(369)	(2,206)
Amortization of prior service credit	8,228	8,705
Other	(20)	(187)

Total recognized in other comprehensive income	$(8,925)	$(13,045)

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2014 for the Company’s other postretirement benefit plans are shown below:

2014
Actuarial gain	$(1,734)
Prior service credit	(7,005)

Total	$(8,739)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the years ended June 30, 2013 and 2012 and a statement of funded status as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$188,863	$201,929
Service cost	1,770	2,987
Interest cost	8,807	10,965
Actuarial gains	(16,979)	(19,537)
Benefit payments	(15,568)	(16,077)
Medicare Part D	863	904
Participant contributions	5,859	9,206
Foreign currency adjustment	(886)	(1,514)

Benefit obligation at end of year	$172,729	$188,863

Change in Plan Assets
Fair value of plan assets at beginning of year	$6,525	$6,580
Actual return on plan assets	(85)	(55)
Company contributions	9,227	6,871
Participant contributions	5,859	9,206
Benefit payments	(15,568)	(16,077)

Fair value of plan assets at end of year	$5,958	$6,525

Funded status at end of year	$(166,771)	$(182,338)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(3,889)	(7,070)
Noncurrent liabilities	(162,882)	(175,268)

Net amount recognized	$(166,771)	$(182,338)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial gain	$(26,622)	$(9,481)
Net prior service credit	(40,840)	(49,056)

Accumulated Other Comprehensive Income	$(67,462)	$(58,537)

Expected benefit payments to current plan participants, including the effect of their future service, as appropriate, and the related retiree drug subsidy expected to be received, are as follows:

Fiscal Year	Expected benefit payments	Retiree drug subsidy
2014	$17,012	318
2015	18,270	112
2016	19,755	108
2017	21,207	105
2018	22,600	99
Years 2019-2023	126,371	403

	$225,215	$1,145

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

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2013 and 2012, the weighted-average interest rate on the Senior Credit Facility was 1.49% and 1.97%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2013, we were in compliance with our covenants.

As of June 30, 2013, Towers Watson had no borrowings outstanding under the Senior Credit Facility.

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

Letters of Credit under the Senior Credit Facility

As of June 30, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.7 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility

Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 6.5 million (U.S. $2.9 million). As of June 30, 2013, there were no borrowings outstanding under this facility.

Towers Watson has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $4.6 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $4.3 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate elected on the Term Loan during fiscal 2013 was 1.46%. The interest rate elected on the Term Loan during June 2012 was 1.51%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The following table summarizes the maturity of the loan during the next four fiscal years:

2014	$25,000
2015	25,000
2016	25,000
2017	175,000

Total	$250,000

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

Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 and ending July 1, 2012, certain changes were made to our professional liability insurance program. These changes remain in-force for the policy periods beginning July 1, 2012 and ending July 1, 2013, and beginning July 1, 2013 and ending July 1, 2014. Our professional liability insurance includes a $10 million aggregate self-insured retention above the

$1 million self-insured retention per claim. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor the plaintiff in Pao have moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. On February 13, 2013, the parties were notified that the appeal had been assigned for mediation pursuant to the Third Circuit’s mediation program. During the mediation held on May 7, 2013, the parties reached agreement on confidential settlement terms. The settlement remains subject to several conditions, including entry into a formal settlement agreement, the approval of the individual settlement class members, and judicial approval of the settlement terms.

Towers Watson continues to believe the claims in these lawsuits are without merit. Given the stage of the proceedings, the Company has concluded that a material loss beyond accrued amounts is neither probable nor estimable.

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

As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities and Exchange Commission (“SEC”) filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. We believe that, to date, Acument has recovered approximately $38.2 million of its investment in the Westridge Funds from the receivership. The Company declined Acument’s demand for compensation.

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

Note 12 — Other Comprehensive Income / (Loss)

Other comprehensive income /(loss) as presented in the accompanying consolidated statements of comprehensive income includes foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) and accumulated other comprehensive income/(loss) attributable to controlling interests by component are provided in the following table for the fiscal years ended June 30, 2013, 2012 and 2011. The difference between the amounts presented in this table and the amounts presented in the consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure.

								Defined pension and
	Foreign	Hedge effectiveness			Available-for-sale securities			post-retirement benefit costs
	currency translation	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2010	$(157,721)	$(3,278)	$1,292	$(1,986)	$127	$(29)	$98	$(426,574)	$149,854	$(276,720)
Other comprehensive income/(loss):	154,995	5,214	(2,056)	3,158	1,040	(72)	968	409,057	(145,154)	263,903

As of June 30, 2011	(2,726)	1,936	(764)	1,172	1,167	(101)	1,066	(17,517)	4,700	(12,817)
Other comprehensive income/(loss):	(72,606)	(1,530)	612	(918)	(516)	(81)	(597)	(398,520)	135,201	(263,319)

As of June 30, 2012	(75,332)	406	(152)	254	651	(182)	469	(416,037)	139,901	(276,136)
Other comprehensive income/(loss):	(55,764)	(169)	47	(122)	(104)	48	(56)	182,220	(74,997)	107,223

As of June 30, 2013	$(131,096)	$237	$(105)	$132	$547	$(134)	$413	$(233,817)	$64,904	$(168,913)

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

On January 1, 2011, 2012 and 2013, 5,642,302 shares of Class B-1, 5,547,733 shares of Class B-2 and 5,661,591 shares of Class B-3 common stock, respectively, converted to freely tradable Class A common stock. The 5,374,070 remaining outstanding shares of Towers Watson Class B-4 common stock as of June 30, 2013 generally will automatically convert on a one-for-one basis into shares of freely transferable shares of Towers Watson Class A common stock on January 1, 2014.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10% were expected to be forfeited by associate Restricted Class A shareholders who were subject to a service condition. The service condition was fulfilled from the grant date through each of the three annual periods from January 1, 2010 until December 31, 2012 and the actual forfeitures were recorded compared to estimated. The restriction lapsed annually on January 1 and the Restricted Class A shares became freely tradable shares of Class A common stock on such dates.

In January 2013, 482,463 forfeited shares were cancelled and a corresponding amount (plus associated dividends) was distributed in the form of Class A shares to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Merger. Shareholders of Restricted Class A shares had voting rights and received dividends upon annual vesting of the shares. The final 1,109,212 outstanding Restricted Class A shares became freely tradable on January 1, 2013 and were further reduced by shares withheld for tax purposes.

For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded $3.6 million, $30.0 million and $71.7 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumed that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares which vested as separate awards over one, two and three years.

Note 14 – Share-Based Compensation

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

Towers Watson & Co. Employee Stock Purchase Plan

Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson Class A common stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. In fiscal year 2010, Towers Watson filed an S-8 Registration Statement registering 4,696,424 shares available for issuance under the Stock Purchase Plan. Approximately 0, 56,000, and 108,000 shares were issued under this plan during fiscal years 2013, 2012 and 2011, respectively.

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

2013 LTIP. During the fiscal year ended June 30, 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we recorded the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for the awards during the performance period based upon the level of performance achieved. For the year ended June 30, 2013, we recorded $5.7 million of stock-based compensation related to these grants.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the fiscal years ended June 30, 2013 and 2012, we recorded $1.2 million and $5.7 million, respectively, of stock-based compensation related to these grants.

2011 LTIP. During fiscal year ended June 30, 2011, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2010 to June 30, 2013, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2013 and revenue growth during the performance period (based on fiscal year 2013 revenue versus fiscal year 2010 revenue) as the performance metrics for the awards. For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded $0.9 million, $5.5 million and $3.2 million, respectively, of stock-based compensation related to these grants.

RSUs. During the fiscal year ended June 30, 2013, 2012 and 2011, 14,450, 16,239 and 28,500 RSUs, respectively, were granted to certain employees and vest in equal installments over a three-year period based on continued employment through the vesting period. In fiscal years 2013, 2012 and 2011, 9,700, 1,575 and 7,200 RSUs of the awards granted vested immediately. For the fiscal years 2013, 2012 and 2011, we recorded $1.3 million, $0.7 million and $1.5 million, respectively, of stock-based compensation related to these grants.

2012 SEP. During the first quarter of fiscal year 2013, we granted 147,503 RSUs to certain employees under our Select Equity Plan which will vest annually over a three-year period. We assumed a 5% forfeiture rate for the RSUs. In the fourth quarter of fiscal year 2013, 47,968 of these RSUs vested. For the fiscal year ended June 30, 2013, we recorded $4.6 million of stock based compensation related to these grants.

2011 SEP. During the first quarter of fiscal year 2012, we granted 577,190 equity awards to certain employees under our Select Equity Plan, of which 288,595 were issued as Class A common stock in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 were issued as RSUs that will vest annually over a three-year period. We assumed a 10% forfeiture rate for the RSUs initially and adjusted the estimated forfeiture rate to 5% based on the first year of experience. In the fourth quarter of fiscal year 2013 and 2012, 90,612 and 95,045 of these RSUs vested. For the fiscal year ended June 30, 2013 and 2012, we recorded $4.4 million and $11.1 million, respectively, of stock based compensation related to these grants.

Outside Directors

In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the fiscal year ended June 30, 2013, 2012 and 2011, 16,027, 12,783 and 24,710 RSUs, respectively, were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year of grant. In fiscal year 2010, 22,149 RSUs were granted for the initial award for outside directors for service on the board of directors which vested in equal annual installments over a three year period ending January 1, 2013. We recorded $0.9 million, $1.0 million and $1.3 million, respectively, of non-cash stock based compensation for the fiscal years ended June 30, 2013, 2012 and 2011 related to these awards for outside directors.

The table below presents restricted stock units activity and weighted average fair values for fiscal year 2013:

	Number of Shares	Weighted Average Fair Value
	(In thousands, except per-share amounts)

Nonvested as of June 30, 2012	438	$54.57

Granted	299	54.95
Vested	(187)	57.61
Forfeited	(16)	56.62

Nonvested and expected to vest as of June 30, 2013	534	$53.41

As of June 30, 2013, $8.7 million of total stock-based compensation related to the nonvested awards above has not yet been recognized. We expect that this expense will be recognized in our consolidated statement of operations over the next 1.6 weighted-average years.

Stock Options

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options with the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards were less than the acquisition date fair value of the replaced Extend Health options, accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the consideration price. The fair value of 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value after tax withholding and exercise price 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of stock-based compensation expense in fiscal 2012. In accordance with the acquisition agreement, we accelerated the vesting of 23,620 stock options for participants who were involuntarily terminated as a result of the acquisition and recorded $0.4 million of stock-based compensation expense in fiscal 2013. Inclusive of this acceleration, we recorded $6.2 million of stock-based compensation for these awards in fiscal year 2013.

There were no grants of stock options during the fiscal year ended June 30, 2013, 2012 and 2011 under the 2009 Plan. As of June 30, 2013, there were 170,161 stock options outstanding under the 2009 Plan which were fully expensed and vested prior to fiscal 2011.

Year Ended June 30, 2012
Stock option grants:
Risk-free interest rate	0.33%
Expected lives in years	2.2
Expected volatility	38.5%
Dividend yield	0.6%
Weighted-average grant date fair value of options granted	$52.70
Number of shares granted	377,614

The table below presents stock option activity and weighted average exercise prices for fiscal year 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
	(thousands)		(thousands)	(years)

Outstanding at June 30, 2012	548	$19.42	$22,172	7.2

Granted	—	—
Exercised	(160)	7.27	$10,460
Forfeited	(7)	11.87
Expired	—	—

Outstanding and Exercisable at June 30, 2013	381	$24.69	$21,792	5.7

Information regarding stock options outstanding as of June 30, 2013 is as follows:

	Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75 - $1.55	20,300	6.5	$1.44	9,590	6.5	$1.44
$3.31 - $3.97	116,321	7.1	3.46	33,898	7.2	3.49
$19.21 - $25.18	73,887	8.2	19.64	24,000	8.2	19.61
$42.47	84,944	3.2	42.47	84,944	3.2	42.47
$45.88	85,217	3.7	45.88	85,217	3.7	45.88

	380,669		$24.69	237,649		$34.17

The aggregate intrinsic value is the sum of the amounts by which the market price of our common stock exceeded the exercise price of the options at June 30, 2013, for those options for which the market price was in excess of the exercise price.

Note 15 — Income Taxes

Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income before income taxes are as follows:

	2013	2012	2011
Domestic	$265,990	$199,080	$206,975
Foreign	202,213	207,152	119,666

	468,203	406,232	326,641

The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2013	2012	2011
Current tax (benefit)/expense:
U.S.	$34,438	$(19,013)	$44,360
State and local	9,054	2,068	15,489
Foreign	46,549	55,141	55,619

	90,041	38,196	115,468

Deferred tax expense/(benefit):
U.S.	49,674	93,985	(4,186)
State and local	8,761	7,870	3,353
Foreign	4,075	5,705	15,281

	62,510	107,560	14,448

Total provision for income taxes	$152,551	$145,756	$129,916

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30,
	2013	2012	2011
Tax provision at U.S. federal statutory tax rate of 35 percent	$163,871	$142,181	$114,325
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(24,099)	(20,064)	(19,639)
State income taxes, net of federal tax effect	14,606	9,466	13,095
Non-deductible expenses and foreign dividend	7,499	11,709	10,477
Tax credits	(2,104)	(4,451)	(5,041)
Valuation allowance	(5,821)	(19,123)	15,214
Legal entity restructuring	5,159	13,551	—
Other	(6,560)	12,487	1,485

Income tax provision	$152,551	$145,756	$129,916

The provision for income taxes for fiscal year 2013 is 32.6% compared with 35.9% in fiscal year 2012. Our effective tax rate decreased by 1.5% for fiscal year 2013 as compared to fiscal year 2012 primarily due to a current year income tax benefit for foreign exchange losses recognized from legal entity restructurings.

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2013 and 2012, are comprised of the following:

	June 30,
	2013	2012
Depreciation and amortization	$(139,575)	$(153,646)
Trademarks and tradename	(116,624)	(116,127)
Goodwill	(30,496)	(30,607)
Unbilled receivables	(69,543)	(91,859)
Other	(7,400)	(6,506)

Gross deferred tax liabilities	$(363,638)	$(398,745)

Accrued retirement benefits	$178,296	$303,937
Deferred rent	11,834	10,016
Net operating loss carryforwards	33,538	54,760
Share-based compensation	22,756	38,035
Accrued liabilities	68,419	70,498
Accrued compensation	37,483	28,998
Deferred revenue	23,050	45,013
Foreign tax credit	40,903	45,091
Other	28,808	27,154

Gross deferred tax assets	$445,087	$623,502

Deferred tax assets valuation allowance	$(33,420)	$(40,046)

Net deferred tax asset	$48,029	$184,711

The net deferred income tax assets at June 30, 2013 are classified between current deferred tax assets of $33.7 million and current deferred tax liabilities of $7.0 million and noncurrent deferred tax assets of $86.3 million and noncurrent deferred tax liabilities of $65.0 million.

We maintain a valuation allowance of $33.4 million and $40.0 million at June 30, 2013 and 2012, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized.

The net change in the valuation allowance of $6.6 million in fiscal year 2013 primarily relates to the release of valuation allowance on deferred tax assets, including tax loss carryforwards that cannot be utilized by the surviving corporation following legal entity restructurings in the amount of $8.3 million, offset with an increase in the valuation of $5.0 million due to cumulative losses at PCIC.

At June 30, 2013, we had tax loss carryforwards in federal and various foreign jurisdictions amounting to $120.3 million of which $79.5 million can be indefinitely carried forward under local statutes. The remaining $40.8 million of loss carryforwards will expire, if unused, in varying amounts from 2014 through 2033. At June 30, 2013, we had state tax loss carryforwards of $61.5 million, which will expire in varying amounts from 2014 to 2034. In addition, at June 30, 2013 we had foreign tax credit carryforwards of $40.9 million, which will expire in varying amounts from 2018 to 2020.

We continue to assert that the historical cumulative earnings of our foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. We believe the Company’s current cash position, and access to capital markets (via a supplemental offering, if needed) will allow it to meet its U.S. cash obligations without repatriating historical cumulative foreign earnings. Further, non-U.S. cash is used for working capital needs of our non-U.S. operations and may be used for foreign restructuring expenses or acquisitions. However, in fiscal 2013 the Company changed its assertion with respect to its Towers Watson U.K. subsidiary and repatriated $165 million from its U.K. subsidiary. The change in assertion is primarily due to changes in foreign cash and liquidity requirements. ASC 740, Income Taxes, requires a company to recognize income tax expense when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary will be remitted in the foreseeable future. The U.S. tax cost from the U.K. repatriation was insignificant due to available foreign tax credits from the dividend equivalent to the U.S. statutory tax rate. The cumulative foreign earnings related to ongoing operations and at June 30, 2013 were approximately $783.3 million. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

At June 30, 2013, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $40.7 million. This liability can be reduced by $14.6 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The entire net difference of $26.1 million, if recognized, would impact our effective tax rate. During the year, the liability for unrecognized tax benefits, excluding interest and penalties, increased by $1.4 million.

A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at July 1	$39,309	$39,784	$33,266
Increases related to tax positions in prior years	1,169	2,216	797
Decreases related to tax positions in prior years	(4,732)	(5,705)	(3,744)
Decreases related to settlements	(189)	(86)	—
Decreases related to lapse in statute of limitations	(2,387)	(376)	(485)
Increases related to current year tax positions	7,426	4,112	8,378
Cumulative translation adjustment	54	(636)	1,572

Balances at June 30	$40,650	$39,309	$39,784

The liability for the periods ended June 30, 2012 and 2011, respectively, may be reduced by $12.6 million and $8.8 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2013, we had cumulative accrued interest of $6.7 million and penalties of $0.2 million, totaling $6.9 million. At June 30, 2012, we had accrued interest of $5.6 million and penalties of $0.3 million, totaling $5.9 million.

Tax expense for the fiscal year ended June 30, 2013 includes interest expense of $0.9 million and a tax benefit for penalties of $0.1 million. Tax expense for the fiscal year ended June 30, 2012 includes interest expense of $1.3 million and a tax benefit for penalties of $0.1 million. Tax expense for the year ended June 30, 2011 includes an interest benefit of $0.6 million and no penalties.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of $19 million to $20 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During fiscal year 2013 the Company settled IRS examinations for fiscal year 2010 and fiscal year 2011, which resulted in a release of approximately $4.1 million of uncertain tax positions. We are currently under examination by the Internal Revenue Service for the fiscal year 2012 consolidated U.S. federal income tax return. The Company has not been advised of any material adjustments. We are also under income tax examinations in certain states for tax years ranging from 2008 to 2012. The statute of limitations in certain states extends back to tax year 2002 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
United States — federal	2009 and forward
United States — various states	2002 and forward
Canada — federal	2005 and forward
Germany	2008 and forward
The Netherlands	2009 and forward
United Kingdom	2010 and forward

Note 16 — Segment Information

Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Risk and Financial Services

•	Talent and Rewards

•	Exchange Solutions

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

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,994,458	$811,504	$573,336	$94,858	$3,474,156
Net operating income (loss)	674,657	176,102	114,227	16,228	981,214
Depreciation and amortization	23,990	7,375	7,842	1,876	41,083
Receivables	507,078	164,926	147,656	708	820,368

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,922,689	$817,591	$570,537	$3,617	$3,314,434
Net operating income	646,418	211,601	113,608	(714)	970,913
Depreciation and amortization	23,219	8,443	7,401	99	39,162
Receivables	548,629	185,950	140,575	619	875,773

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2011:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,857,047	$740,721	$543,507	$—	$3,141,275
Net operating income	609,133	181,970	96,791	—	887,894
Depreciation and amortization	21,888	6,239	7,342	—	35,469
Receivables	460,492	167,709	119,921	—	748,122

A reconciliation of the information reported by segment to the consolidated amounts follows as of and for the fiscal years ended June 30 (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Revenue:
Total segment revenue	$3,474,156	$3,314,434	$3,141,275
Reimbursable expenses and other	122,628	103,302	118,176

Revenue	$3,596,784	$3,417,736	$3,259,451

Net Operating Income:
Total segment net operating income	$981,214	$970,913	$887,894
Differences in allocation methods (1)	830	(7,078)	18,934
Amortization of intangibles	(78,860)	(65,575)	(51,989)
Transaction and integration expenses	(30,753)	(86,130)	(100,535)
Stock-based compensation (2)	(19,914)	(43,478)	(78,007)
Discretionary compensation	(340,734)	(318,455)	(337,694)
Payroll tax on discretionary compensation	(20,222)	(18,285)	(18,797)
Change in accounting method for pension(3)	—	(2,963)	—
Other, net	(19,954)	(29,033)	(6,643)

Income from operations	$471,607	$399,916	$313,163

Depreciation and Amortization Expense:
Total segment expense	$41,083	$39,162	$35,469
Intangible asset amortization, not allocated to segments	78,860	65,575	51,989
Information technology and other	55,777	48,154	43,117

Total depreciation and amortization expense	$175,720	$152,891	$130,575

Receivables:
Total segment receivables — billed and unbilled (4)	$820,368	$875,773	$748,122
Valuation differences and other	5,470	8,578	30,808

Total billed and unbilled receivables	825,838	884,351	778,930
Assets not reported by segment	4,506,239	4,472,627	4,320,020

Total assets	$5,332,077	$5,356,978	$5,098,950

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.
(3)	The Company had a net impact of $3.0 million during fiscal year 2012 as a result of the cumulative effect of the change in accounting method of $6.2 million offset by a reduction in net periodic cost of $3.2 million.
(4)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes.

The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2013	2012	2011	2013	2012	2011
North America	$2,073,708	$1,858,521	$1,865,299	$2,293,045	$2,263,592	$1,536,071
Europe	1,225,515	1,267,585	1,158,567	1,193,188	1,110,367	1,607,604
Rest of World	297,561	291,630	235,585	47,308	66,131	63,650

	$3,596,784	$3,417,736	$3,259,451	$3,533,541	$3,440,090	$3,207,325

Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States and the United Kingdom, revenue from no single country constituted more than 10% of consolidated revenue. Revenue from no single customer constituted more than one percent of consolidated revenue.

Note 17 — Earnings Per Share

We present earnings per share (“EPS”) using the two-class method. This method addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. This method requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. On January 1, 2013, all remaining outstanding shares of this restricted stock vested and were converted to freely tradable shares of Towers Watson Class A common stock. See Note 13 for further information. The components of basic and diluted earnings per share are as follows:

	Fiscal Year Ended June 30,
	2013			2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income attributable to controlling interests	$318,812			$260,213			$194,437
Less: Income allocated to participating securities	(3,289)			(8,206)			(9,324)

Income available to common shareholders	$315,523	70,312	$4.48	$252,007	69,944	$3.60	$185,113	70,523	$2.62

Diluted EPS
Share-based compensation awards	—	405		—	320		—	64

Income available to common shareholders	$315,523	70,717	$4.46	$252,007	70,264	$3.59	$185,113	70,587	$2.62

Note 18 — Unaudited Quarterly Financial Data

Summarized quarterly financial data for the years ended June 30, 2013 and 2012 are as follows (in thousands, except per share amounts):

	2013 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$834,249	$946,245	$940,967	$875,323
Income from operations	89,827	117,561	139,578	124,641
Income before income taxes	89,862	117,463	136,720	124,158
Net income attributable to controlling interests	58,727	82,290	94,916	82,879
Earnings per share:
Net income, basic	$0.82	$1.15	$1.35	$1.17
Net income, diluted	$0.82	$1.15	$1.34	$1.16

	2012 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$810,351	$879,710	$901,516	$826,159
Income from operations	95,009	99,134	108,883	96,890
Income before income taxes	95,787	102,333	110,245	97,867
Net income attributable to controlling interests	59,704	66,939	68,234	65,336
Earnings per share:
Net income, basic	$0.82	$0.92	$0.95	$0.91
Net income, diluted	$0.82	$0.92	$0.95	$0.91

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

TOWERS WATSON & CO.

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	Year Ended June 30, 2013
Allowance for uncollectible accounts	$20,871	$8,351	$—	$(16,454)	$12,768
Allowance for unbillable accounts	19,891	(9,608)	—	—	10,283
Valuation allowance for deferred tax assets	40,046	—	8,552	(15,178)	33,420

	Year Ended June 30, 2012
Allowance for uncollectible accounts	$12,636	$21,722	$—	$(13,487)	$20,871
Allowance for unbillable accounts	16,723	3,168	—	—	19,891
Valuation allowance for deferred tax assets	62,454	—	4,655	(27,063)	40,046

	Year Ended June 30, 2011
Allowance for uncollectible accounts	$7,975	$13,004	$—	$(8,343)	$12,636
Allowance for unbillable accounts	11,696	5,027	—	—	16,723
Valuation allowance for deferred tax assets	37,206	—	28,892	(3,644)	62,454

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of Towers Watson & Co. *

3.2	Amended and Restated Bylaws of Towers Watson & Co. (1)

10.1	Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (2)

10.2	Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (3)

10.3	Amended and Restated Towers Watson & Co. 2009 Long Term Incentive Plan.** (4)

10.4	Form of Indemnification Agreement with directors and executive officers.** (5)

10.5	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K).** (6)

10.6	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.).** (6)

10.7	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.).** (7)

10.8	Share Purchase Plan 2005 (Spain).** (6)

10.9	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme.** (6)

10.10	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan.** (8)

10.11	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors.** (9)

10.12	Voluntary Deferred Compensation Plan for Non-Employee Directors.** (10)

10.13	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan.** (11)

10.14	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting)** (12)

10.15	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting) ** (13)

10.16	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) ** (14)

10.17	Towers Watson & Co. Incentive Compensation Plan ** (15)

21.1	Subsidiaries of Towers Watson & Co.*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets at June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements***.

*	Filed herewith.
**	Designates management contracts and compensation plans.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on September 28, 2011.
(2)	Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on November 8, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 1, 2012.
(4)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 7, 2013.
(5)	Incorporated by reference to Exhibit 10.8 to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009 (collectively, the “Joint Proxy Statement/Prospectus”).
(6)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.
(7)	Incorporated by reference to Exhibit 10.10 to the Form 10-K filed by the Company on August 29, 2012.
(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.
(9)	Incorporated by reference to Exhibit 10.14 to the Form 10-Q filed by the Company on February 7, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.
(11)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.
(12)	Incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Company on February 7, 2012.
(13)	Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by the Company on August 29, 2012.
(14)	Incorporated by reference to Exhibit 10.19 to the Form 10-K filed by the Company on August 29, 2012.
(15)	Incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by the Company on November 9, 2011.