Form 10-Q
period 2013-09-30
Towers Watson & Co.
filed 2013-11-12
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 65,562,296 outstanding shares of Class A Common Stock at a par value of $0.01 per share, and 5,374,070 outstanding shares of Class B-4 Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenue	$809,939	$793,235

Costs of providing services:
Salaries and employee benefits	500,419	492,080
Professional and subcontracted services	61,400	55,675
Occupancy	33,545	37,781
General and administrative expenses	68,769	76,278
Depreciation and amortization	43,385	42,874
Transaction and integration expenses	—	9,273

	707,518	713,961

Income from operations	102,421	79,274
Loss from affiliates	—	(56)
Interest income	529	694
Interest expense	(2,436)	(2,955)
Other non-operating income	38	2,352

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	100,552	79,309
Provision for income taxes	14,808	28,269

INCOME FROM CONTINUING OPERATIONS	85,744	51,040
Income from discontinued operations, net of tax of $2,551 and $3,807, respectively	2,444	6,746

NET INCOME BEFORE NON-CONTROLLING INTERESTS	88,188	57,786
Less: Loss attributable to non-controlling interests	(26)	(941)

NET INCOME (attributable to common stockholders)	$88,214	$58,727

Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.21	$0.73
Income from discontinued operations	0.04	0.09

Net income	$1.25	$0.82

Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.21	$0.72
Income from discontinued operations	0.03	0.10

Net income	$1.24	$0.82

Weighted average shares of common stock, basic (000)	70,801	71,494

Weighted average shares of common stock, diluted (000)	71,046	71,993

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net income before non-controlling interests	$88,188	$57,786

Other comprehensive income, net of tax:
Foreign currency translation	70,910	46,859
Defined pension and post-retirement benefit costs	3,112	(7,740)
Hedge effectiveness	(1,018)	(550)
Available-for-sale securities	186	164

Other comprehensive income before non-controlling interests	73,190	38,733
Comprehensive income before non-controlling interests	161,378	96,519
Comprehensive loss attributable to non-controlling interest	(224)	(144)

Comprehensive income (attributable to common stockholders)	161,602	96,663

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Cash and cash equivalents	$424,822	$532,805
Fiduciary assets	113,378	148,414
Short-term investments	2,244	56,645
Receivables from clients:
Billed, net of allowances of $13,033 and $12,768	475,024	519,580
Unbilled, at estimated net realizable value	313,856	306,258

	788,880	825,838
Other current assets	150,360	148,519
Current assets held for sale	56,434	—

Total current assets	1,536,118	1,712,221
Fixed assets, net	359,681	346,915
Deferred income taxes	80,192	86,313
Goodwill	2,109,848	2,218,935
Intangible assets, net	671,091	687,758
Other assets	289,490	279,935
Noncurrent assets held for sale	181,784	—

Total Assets	$5,228,204	$5,332,077

Liabilities
Accounts payable, accrued liabilities and deferred income	$321,967	$351,648
Employee-related liabilities	336,417	560,831
Fiduciary liabilities	113,378	148,414
Term loan—current	25,000	25,000
Other current liabilities	18,371	26,980
Current liabilities held for sale	63,071	—

Total current liabilities	878,204	1,112,873
Revolving credit facility	30,000	—
Term loan	218,750	225,000
Accrued retirement benefits and other employee-related liabilities	706,982	771,429
Professional liability claims reserve	249,125	251,191
Other noncurrent liabilities	234,207	226,750
Noncurrent liabilities held for sale	2,195	—

Total Liabilities	2,319,463	2,587,243

Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 69,178,097 and 69,178,097 issued and 65,555,805 and 65,341,759 outstanding	692	692
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 5,374,070 and 5,374,070 issued and 5,374,070 and 5,374,070 outstanding	54	54
Additional paid-in capital	1,842,387	1,850,448
Treasury stock, at cost — 3,622,292 and 3,836,338 shares	(210,440)	(221,643)
Retained earnings	1,482,008	1,394,407
Accumulated other comprehensive loss	(226,076)	(299,464)

Total Stockholders’ Equity	2,888,625	2,724,494

Non-controlling interest	20,116	20,340

Total Equity	2,908,741	2,744,834

Total Liabilities and Total Equity	$5,228,204	$5,332,077

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows used in operating activities:
Net income before non-controlling interests	$88,188	$57,786
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful receivables from clients	1,469	10,605
Depreciation	24,492	23,986
Amortization of intangible assets	19,330	19,622
Provision for deferred income taxes	48,796	45,899
Stock-based compensation	6,641	10,340
Other, net	797	(1,036)
Changes in operating assets and liabilities
Receivables from clients	40,636	(11,040)
Fiduciary assets	(1,913)	16,146
Other current assets	(4,264)	(23,145)
Other noncurrent assets	(567)	(2,483)
Accounts payable, accrued liabilities and deferred income	(17,790)	(16,214)
Employee-related liabilities	(233,084)	(200,398)
Fiduciary liabilities	1,913	(16,146)
Accrued retirement benefits and other employee-related liabilities	(75,548)	(79,016)
Professional liability claims reserves	(4,681)	3,015
Other current liabilities	1,787	19
Other noncurrent liabilities	(638)	8,266
Income tax related accounts	(47,428)	(17,889)

Cash flows used in operating activities	$(151,864)	$(171,683)

Cash flows from/(used in) investing activities:
Fixed assets and software for internal use	(25,760)	(30,662)
Capitalized software costs	(10,408)	(14,157)
Purchases of investments	(326)	(17,129)
Sales and redemptions of investments	54,580	10,545
Proceeds from divestitures	—	1,927

Cash flows from/(used in) investing activities	$18,086	$(49,476)

Cash flows from financing activities:
Borrowings under credit facility	30,000	309,200
Repayments under credit facility	—	(177,800)
Repayments of notes payable	(6,250)	—
Dividends paid	(613)	(7,056)
Repurchases of common stock	(80)	(16,875)
Payroll tax payments on vested shares	(6,965)	—
Excess tax benefits	9,065	—

Cash flows from financing activities	$25,157	$107,469

Effect of exchange rates on cash	$638	$13,338

Decrease in cash and cash equivalents	(107,983)	(100,352)
Cash and cash equivalents at beginning of period	532,805	478,179

Cash and cash equivalents at end of period	$424,822	$377,827

Supplemental disclosures:
Cash paid for interest	$955	$1,999

Cash paid for income taxes, net of refunds	$12,172	$3,656

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income/(loss)	—	—	—	—	—	—	88,214	—	(26)	88,188
Other comprehensive income/(loss)	—	—	—	—	—	—	—	73,388	(198)	73,190
Repurchases of common stock	—	—	—	—	—	(80)	—		—	(80)
Shares received for employee taxes upon vesting of restricted shares	—	—	—	—	—	(6,965)	—	—	—	(6,965)
Exercises of stock options	—	—	—	—	(2,553)	2,913	—	—	—	360
Vesting of restricted stock units	—	—	—	—	(21,214)	15,335	—	—	—	(5,879)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(613)	—	—	(613)
Excess tax benefits	—	—	—	—	9,065	—	—	—	—	9,065
Stock-based compensation	—	—	—	—	6,641	—	—	—	—	6,641

Balance as of September 30, 2013	69,178	$692	5,374	$54	$1,842,387	$(210,440)	$1,482,008	$(226,076)	$20,116	$2,908,741

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 — Organization and Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC on August 15, 2013, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2013 was derived from Towers Watson’s audited financial statements.

Towers Watson was formed on January 1, 2010, upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”).

Our fiscal year 2014 began July 1, 2013 and ends June 30, 2014.

The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2014. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

As discussed further in Note 2 – Discontinued Operations, we have classified the operating results of our insurance and reinsurance brokerage business as discontinued operations for all periods presented in our condensed consolidated statements of operations. We have also included the current and long-term assets and current liabilities of this business as held for sale in our condensed consolidated balance sheet as of September 30, 2013.

Note 2 —Discontinued Operations.

Sale of our Brokerage business.

On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage business (“Brokerage”) to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The Brokerage business was a component of our Risk and Financial Services segment. We divested this business as part of our strategy to focus on the businesses where we are market leaders. We continue to focus on risk consulting, software and other services for the insurance industry. The business will be branded for a transitional period of 15 months as JLT Towers Re.

As part of the transaction, we entered into an Alliance Agreement with JLT that will ensure clients have continued access to our risk consulting and software services. This agreement will also provide JLT Towers Re with continued use of Towers Watson’s proprietary actuarial models and software. The sale is subject to regulatory approvals and is expected to close in our second quarter of fiscal year 2014.

The Company assessed the guidance under Accounting Standards Codification 205 to determine if the Alliance Agreement or any other terms of the sale agreement constituted significant continuing direct cash flows or significant continuing involvement with the Brokerage business after the sale. The Company compared the cash flows expected to be recognized from the Brokerage business as a result of the continuation or migration of activities after the disposal transaction to the projected generation of cash flows by the Brokerage business that we could have expected absent the disposal transaction. Based on this analysis, the expected annual cash inflows or outflows related to the portion of revenues shared or commissions received or paid and software sales under the Alliance Agreement are each expected to represent approximately 1% or less of the annual revenues generated by our Brokerage business operations prior to the disposal. This was deemed not significant.

The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company has agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party for the next five years. These amounts were previously eliminated as intercompany transactions, and are $2.8 million for fiscal year 2014. Additionally, the Company has agreed to a Transitional Services Agreement with JLT for a two-year period following the close of the transaction. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs which will be prepaid or repaid by JLT during that time. The cash flows associated with these arrangements represent approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.

The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business do not preclude discontinued operations presentation, and the Company has therefore reclassified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. The following selected financial information relates to the Brokerage business’s operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012
Revenue from discontinued operations	$41,198	$41,014
Net income from discontinued operations before taxes	4,995	10,553

We have presented the current and noncurrent assets and liabilities of the disposal group as held for sale in our condensed consolidated balance sheets. The major classes of assets and liabilities classified as held for sale in our condensed consolidated balance sheet as of September 30, 2013 are as follows:

September 30, 2013
Assets held for sale:
Fiduciary assets	$40,155
Receivables, net	11,964
Other current assets	4,315

Current assets held for sale	56,434
Fixed assets, net	2,135
Deferred income taxes	557
Goodwill	168,769
Intangible assets, net	8,230
Other assets	2,093

Noncurrent assets held for sale	181,784

Total assets held for sale	$238,218

Liabilities held for sale:
Accounts payable, accrued liabilities and deferred income	$11,359
Employee-related liabilities	10,448
Fiduciary liabilities	40,155
Other current liabilities	1,109

Current liabilities held for sale	63,071
Other noncurrent liabilities	2,195

Noncurrent liabilities held for sale	2,195

Total liabilities held for sale	$65,266

Only the fiduciary assets and liabilities associated with the European businesses being sold have been reclassified to held for sale. North American fiduciary assets and liabilities have not been reclassified due to certain legal restrictions which do not permit the transfer of these assets and liabilities.

We estimate that the total consideration received at close will be $215 million. Total transaction and integration costs are expected to be approximately $5 million.

Note 3 — Investments.

We hold available-for-sale investments comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds (See Note 5 – Fair Value Measurements for the investments by type of security). The fixed income securities all mature within twelve months of the balance sheet date and are classified as short-term investments on the condensed consolidated balance sheet. We held no trading or held-to-maturity securities as of September 30, 2013 and June 30, 2013. Additional information on available-for-sale security balances is provided in the following table as of September 30, 2013 and June 30, 2013:

	September 30, 2013				June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Fixed income securities	$2,002	$5	$—	$2,007	$56,602	$15	$(2)	$56,615
Equity securities (a)	853	753	—	1,606	853	476	(1)	1,328
Mutual funds and exchange-traded funds	26,769	976	—	27,745	26,666	14	(97)	26,583

(a)	Classified as other assets held for sale on the condensed consolidated balance sheet as of September 30, 2013.

For all investments, other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or Merger date. Proceeds from sales and maturities of investments of available-for-sale securities during the three months ended September 30, 2013 were $54.6 million, resulting in no realized gains/losses. Proceeds from sales and maturities of investments of available-for-sale securities during the three months ended September 30, 2012 were $9.3 million, resulting in no realized gains/losses.

There were no material investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses as of September 30, 2013 and June 30, 2013 were zero and $36.3 million, respectively.

Note 4 — Goodwill and Intangible Assets.

The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2013	$1,233,272	$534,150	$108,850	$341,449	$1,214	$2,218,935
Reclassified to held for sale	—	(168,769)	—	—	—	(168,769)
Translation adjustment	37,994	18,398	3,290	—	—	59,682

Balance as of September 30, 2013	$1,271,266	$383,779	$112,140	$341,449	$1,214	$2,109,848

Included in the Risk and Financial Services segment is the reduction of $168.8 million of goodwill associated with the impending sale of our Brokerage business at September 2013 and expected to be completed in the second quarter of our fiscal 2014 year. This amount has been classified as non-current assets held-for-sale on the accompanying condensed consolidated balance sheet as of September 30, 2013.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended September 30, 2013:

	Customer	Core/	Favorable
	related	developed	lease
	intangible	technology	agreements	Total
Balance as of June 30, 2013	$246,247	$69,515	$3,565	$319,327
Amortization	(11,637)	(7,693)	(237)	(19,567)
Reclassified to held for sale	(8,230)	—	—	(8,230)
Translation adjustment	4,689	485	12	5,186

Balance as of September 30, 2013	$231,069	$62,307	$3,340	$296,716

For the three months ended September 30, 2013 and 2012, we recorded $19.3 million and $19.6 million, respectively, of amortization related to our intangible assets, exclusive of favorable lease agreements. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.

Included in the change in customer related intangible assets is the reduction of $8.2 million associated with the impending sale of our Brokerage business at September 2013 and expected to be completed in the second quarter of our fiscal 2014 year. This amount has been classified as non-current assets held-for-sale on the accompanying condensed consolidated balance sheet as of September 30, 2013.

As part of the integration of our Retirement business, during the second quarter of fiscal 2012, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur predominantly over the next two to three years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. As a result, we recorded an additional $0.9 million of amortization for the three months ended September 30, 2013, and an additional $2.0 million of amortization for the three months ended September 30, 2012.

Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets were $374.4 million and $368.4 million as of September 30, 2013 and June 30, 2013, respectively. The change during the period was due to foreign currency translation.

Our acquired unfavorable lease liabilities were $12.7 million and $13.5 million as of September 30, 2013 and June 30, 2013, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the three months ended September 30, 2013 was comprised of a reduction to rent expense of $0.8 million.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013		As of June 30, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets and liabilities:
Trade name	$370	370	$370	370
Customer related intangibles	384,938	153,869	390,027	143,780
Core/developed technology	165,598	103,291	164,762	95,247
Favorable lease agreements	6,523	3,183	6,496	2,931

Total finite-lived intangible assets	$557,429	$260,713	$561,655	$242,328

Unfavorable lease agreements	26,024	13,348	25,591	12,122

Total finite-lived intangible liabilities	$26,024	$13,348	$25,591	$12,122

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2013 was 5.8 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2014 and for subsequent fiscal years:

		Rent (Offset)
Fiscal year ending June 30,	Amortization	Expense
2014	$50,944	$(2,283)
2015	61,319	(1,846)
2016	52,437	(1,621)
2017	47,922	(1,916)
2018	37,619	(1,823)
Thereafter	43,135	153

Total	$293,376	$(9,336)

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

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013:

	Fair Value Measurements on a Recurring Basis at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,007	$—	$—	$2,007
Equity securities (b)	1,606	—	—	1,606
Mutual funds / exchange traded funds (c)	27,745	—	—	27,745
Derivatives:
Foreign exchange forwards (d)	—	778	—	778
Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$1,670	$—	$1,670

	Fair Value Measurements on a Recurring Basis at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,014	$—	$—	$2,014
U.S. Corporate bonds (a)	—	53,100	—	53,100
Foreign corporate bonds (a)	—	1,501	—	1,501
Equity securities (b)	1,328	—	—	1,328
Mutual funds / exchange-traded funds (c)	26,583	—	—	26,583
Derivatives:
Foreign exchange forwards (d)	—	546	—	546
Liabilities:
Derivatives:
Foreign exchange forwards (d)	$—	$353	$—	$353

(a)	These assets are included in short-term investments on the condensed consolidated balance sheet.
(b)	These assets are included in other assets held for sale and other assets on the condensed consolidated balance sheet at September 30, 2013 and June 30, 2013, respectively.
(c)	These assets are included in other assets on the condensed consolidated balance sheet.
(d)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2013, we recorded a gain of $0.6 million for instruments still held at September 30, 2013. For the three months ended September 30, 2012, we recorded a gain of $1.0 million for instruments still held at September 30, 2012. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at September 30, 2013 or 2012.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2013.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At September 30, 2013, the longest outstanding maturity was 11 months. As of September 30, 2013, a net $1.5 million pretax loss was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized. During the three months ended September 30, 2013, we recognized no material gains or losses due to hedge ineffectiveness.

As of September 30, 2013 and June 30, 2013, we had cash flow and economic hedges with a notional value of $90.1 million and $107.2 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of September 30, 2013 and June 30, 2013 was a liability of $0.9 million and an asset of $0.2 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of September 30, 2013 and June 30, 2013 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet			Balance sheet
	location	Fair value		location	Fair value
		September 30,	June 30,		September 30,	June 30,
		2013	2013		2013	2013
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$213	$395	Accounts payable, accrued liabilities and deferred income	$(1,667)	$(159)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	565	151	Accounts payable, accrued liabilities and deferred income	(3)	(194)

Total derivative assets (liabilities)		$778	$546		$(1,670)	$(353)

The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statement of operations and the condensed consolidated statement of changes in stockholders’ equity for the three months ended September 30, 2013 and 2012 are as follows:

Derivatives designated as hedging instruments for the three months ended September 30, 2013 and 2012:	Loss recognized in OCI (effective portion)		Location of gain reclassified from OCI into income (effective portion)	Gain reclassified from OCI into income (effective portion)		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange forwards	$(1,632)	$(684)	General and administrative expenses	$62	$230	General and administrative expenses	$1	$(1)

Total	$(1,632)	$(684)		$62	$230		$1	$(1)

Included in the notional values above are $32.4 million and $33.6 million as of September 30, 2013 and June 30, 2013, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three months ended September 30, 2013 and 2012 are as follows:

		Gain (loss) recognized in income
Derivatives not designated as	Location of gain (loss)	Three Months Ended September 30,
hedging instruments:	recognized in income	2013	2012
Foreign exchange forwards	General and administrative expenses	$1,147	(381)

Total		$1,147	(381)

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	North America	Europe	North America	Europe
Service cost	$17,788	$2,965	$17,938	$3,210
Interest cost	35,354	9,847	33,997	9,693
Expected return on plan assets	(47,226)	(11,056)	(46,286)	(10,838)
Amortization of net loss	5,649	2,169	11,508	1,499
Amortization of prior service (credit)/cost	(2,095)	10	(2,094)	10

Net periodic benefit cost/(credit)	$9,470	$3,935	$15,063	$3,574

The decrease in our North American pension expense was due to a decrease in the amortization of actuarial losses. This decrease was driven primarily by an increase in the discount rate from fiscal year 2013 to fiscal year 2014. Additionally, favorable investment returns during fiscal year 2013 combined with the recognition of the majority of our previously deferred actuarial losses during fiscal year 2013 have resulted in reduced actuarial losses being recognized in fiscal year 2014.

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Service cost	$367	445
Interest cost	2,223	2,210
Expected return on plan assets	(28)	(33)
Amortization of net (gain)/loss	(430)	105
Amortization of prior service credit	(1,752)	(2,066)

Net periodic benefit cost	$380	$661

Employer Contributions to Defined Benefit Pension Plans

The Company made $56.8 million in contributions to the North American plans during the first three months of fiscal year 2014 and anticipates making $16.5 million in contributions over the remainder of the fiscal year. The Company made $4.7 million in contributions to European plans during the first three months of fiscal year 2014 and anticipates making $22.6 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

The cost of the Company’s contributions to the various U.S. defined contribution plans for the three months ended September 30, 2013 and 2012 amounted to $6.0 million and $5.6 million, respectively.

The cost of the Company’s contributions to the various U.K. defined contribution plans for the three months ended September 30, 2013 and 2012 amounted to $5.8 million and $5.5 million, respectively.

Note 8 — Debt, Commitments and Contingent Liabilities.

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

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2013 and 2012, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.43% and 1.53%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2013, we were in compliance with our covenants.

As of September 30, 2013, Towers Watson had borrowings of $30.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the three months ended September 30, 2013 and 2012 was 1.44% and 1.50%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At September 30, 2013, the balance on the Term Loan was $243.75 million.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health.

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

Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remain in-force for the policy periods beginning July 1, 2011 and ending July 1, 2014. Our professional liability insurance includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.

This structure effectively results in Towers Watson and SMIC bearing the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements.

Before the Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from PCIC. A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self-insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer from unaffiliated reinsurance companies. Our ownership interest in PCIC is 72.86%. As a consequence, PCIC’s results are consolidated in Towers Watson’s operating results. PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into a run-off mode of operation. Our shareholder agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations.

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2013, we had a $187.2 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.

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

On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. The parties have completed fact discovery. Neither the plaintiffs in Dugan nor the plaintiff in Pao have moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. On February 13, 2013, the parties were notified that the appeal had been assigned for mediation pursuant to the Third Circuit’s mediation program. During the mediation held on May 7, 2013, the parties reached agreement on settlement terms that include payment of an aggregate $10 million to an agreed settlement class estimated to potentially include more than 1,000 former Towers Perrin shareholders, which payment would also cover legal fees of plaintiffs’ attorneys, as determined by the court, and expenses incurred to administer the settlement.

On September 24, 2013, the court preliminarily certified the settlement class and preliminarily approved the parties’ proposed settlement. The settlement remains subject to several conditions, including sufficient participation of the individual settlement class members and final judicial approval of the settlement terms.

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

As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities and Exchange Commission (“SEC”) filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. We believe that, to date, Acument has recovered approximately $39.7 million of its investment in the Westridge Funds from the receivership. The Company declined Acument’s demand for compensation.

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

Note 9 — Nonconsolidated Variable Interest Entities.

Variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the entity has equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

Through our wholly owned subsidiary, Towers Watson Investment Management Limited, we manage approximately $1 billion of assets in funds that are considered VIEs and for which our management fee is considered a variable interest. We evaluated these funds and determined that we are not the primary beneficiary. Therefore, the funds are not consolidated. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees, which were not material at September 30, 2013.

Note 10 — Accumulated Other Comprehensive Income/(Loss).

Changes in accumulated other comprehensive income/(loss), net of non-controlling interests, are provided in the following table. The difference between the amounts presented in this table and the amounts presented in the condensed consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure.

	Foreign	Hedge effectiveness (1)			Available-for-sale securities			Defined pension and post- retirement benefit costs (2)
	currency	Before		After	Before		After	Before		After
	translation	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
As of June 30, 2013	$(131,096)	$237	$(105)	$132	$547	$(134)	$413	$(233,817)	$64,904	$(168,913)
Other comprehensive income/(loss) before reclassifications	71,108	(1,632)	651	(981)	203	(17)	186	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(62)	25	(37)	—	—	—	3,972	(860)	3,112

Net current-period other comprehensive income	71,108	(1,694)	676	(1,018)	203	(17)	186	3,972	(860)	3,112

As of September 30, 2013	$(59,988)	$(1,457)	$571	$(886)	$750	$(151)	$599	$(229,845)	$64,044	$(165,801)

(1)	Reclassification adjustments from accumulated other comprehensive income are included in General and administrative expenses (see Note 6 – Derivative Financial Instruments for additional details)
(2)	Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 7 – Retirement Benefits for additional details)

Note 11 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, par value $0.01 per share, to the sellers as consideration. The shares were reduced through our tender offer, our secondary public offering and by the restriction lapsing and conversion to Class A common stock annually on January 1, 2011, 2012 and 2013. The remaining 5,374,070 outstanding shares of Towers Watson Class B-4 common stock will convert on a one-for-one basis into freely transferable shares of Towers Watson Class A common stock on January 1, 2014.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”). The service condition was fulfilled from the grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapsed annually on January 1 and the Restricted Class A shares became freely tradable shares of Class A common stock on such dates. The shares were reduced by forfeitures and shares withheld for tax purposes.

For the three months ended September 30, 2012, we recorded $4.0 million of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. In our results of operations, $0.5 million is classified as discontinued operations for the Brokerage employees’ awards relating to non-cash stock based compensation recorded for the three months ended September 30, 2012. The service period of this award was complete as January 1, 2013, there was no stock-based compensation related to this award recorded in the first quarter of fiscal year 2014.

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

2014 LTIP. During the first quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved a grant of 62,651 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $105.90. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2013 to June 30, 2016, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2013, we recorded $1.2 million of stock-based compensation related to these grants.

2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2013, we recorded $0.8 million of stock-based compensation related to these grants.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2013, we recorded $0.5 million of stock-based compensation related to these grants. For the three months ended September 30, 2012, we recorded $0.3 million of stock-based compensation related to these grants.

2014 ES LTIP. In August 2013, the Compensation Committee of the Board of Directors awarded 30,192 RSUs under the 2009 Plan to select executives of our Exchange Solutions segment with a grant date fair value of $81.73, based on our closing stock price. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the two-year performance period from July 1, 2013 to June 30, 2015, subject to continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We recorded $0.4 of non-cash stock based compensation in the Exchange Solutions business segment for the three months ended September 30, 2013.

2013 SEP. During the quarter ended September 30, 2013, 131,286 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $91.43, based on our closing stock price. The RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2013, we recorded $1.7 million of non-cash stock based compensation related to these grants.

2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $53.93, based on our closing stock price. The RSUs will vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2013, we recorded $0.5 million of non-cash stock based compensation related to these grants. For the three months ended September 30, 2012, we recorded 1.2 million of non-cash stock-based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus. The remaining 288,595 RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2013, we recorded $0.4 million of non-cash stock based compensation related to these grants. For the three months ended September 30, 2012, we recorded $1.1 million of non-cash stock based compensation related to these grants.

We classified $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectfully, to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan.

Outside Directors

The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2014. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2013. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.4 million for the three months ended September 30, 2013, and $0.5 million for the three months ended September 30, 2012.

Stock Options

There were no grants of stock options during the three months ended September 30, 2013.

In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the transaction consideration. The fair value of the remaining 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.5 million for the three months ended September 30, 2013 and $2.3 million for the three months ended September 30, 2012.

Note 13 — Income Taxes.

Provision for income taxes for the three months ended September 30, 2013 was $14.8 million compared to $28.3 million for the three months ended September 30, 2012. The effective tax rate was 14.7% for the three months ended September 30, 2013 and 35.6% for the three months ended September 30, 2012. The decrease in the effective tax rate is primarily due to current year income tax benefits on the release of uncertain tax positions of 16.7% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and income tax benefits of 3.6% in connection with an enacted statutory tax reduction in the U.K. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

During the first quarter, the Company reduced the amount of unrecognized tax benefits associated with uncertain tax positions by approximately $21.7 million, excluding interest and penalties, as a result of the expiration of applicable statute of limitations.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $1.3 million to $11.3 million, excluding interest and penalties.

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

All periods presented have been recast to exclude the operating results of our Brokerage business, which has been classified as discontinued operations.

The table below presents specified information about the continuing operations of the reported segments for the three months ended September 30, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$457,029	$141,783	$153,569	$35,390	$787,771
Net operating income	137,538	22,487	44,064	6,456	210,545

The table below presents specified information about the continuing operations of the reported segments for the three months ended September 30, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$457,128	$149,500	$140,235	$13,918	$760,781
Net operating income	135,854	23,256	25,791	(5,765)	179,136

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Revenue:
Total segment revenue	$787,771	$760,781
Reimbursable expenses and other	22,168	32,454

Revenue	$809,939	$793,235

Net Operating Income:
Total segment net operating income	$210,545	$179,136
Differences in allocation methods (1)	9,986	14,875
Amortization of intangibles	(18,892)	(19,095)
Transaction and integration expenses	—	(9,273)
Stock-based compensation (2)	(3,563)	(7,624)
Discretionary compensation	(76,122)	(72,580)
Payroll tax on discretionary compensation	(4,568)	(4,306)
Other, net	(14,965)	(1,859)

Income from operations	$102,421	$79,274

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.

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

	Three Months Ended September 30,
	2013			2012
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income from continuing operations	$85,744			$51,040
Less: Loss attributable to non-controlling interests	(26)			(941)

Income from continuing operations attributable to common stockholders	85,770			51,981
Less: Income allocated to participating securities	—			(1,228)

Income from continuing operations attributable to common stockholders	$85,770	70,801	$1.21	$50,753	69,805	$0.73

Diluted EPS
Share-based compensation awards	—	245		—	499

Income from continuing operations attributable to common stockholders	$85,770	71,046	$1.21	$50,753	70,304	$0.72

Note 16 — Recent Accounting Pronouncements.

Adopted

On February 5, 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). The requirements include by component disclosures of changes in AOCI balances along with the related income tax benefit or expense and significant items reclassified out of AOCI. ASU 2013-2 is effective for annual periods, and interim periods within those years, beginning after December 15, 2012, and the amendments are to be applied prospectively. The provisions of ASU 2013-02 have been adopted within this filing. There was no material impact to our financial statements as a result of this adoption.

On July 18, 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The requirements of ASU 2013-11 have been adopted within this filing and there was no material impact to the provision as a result of this adoption.

Not yet adopted

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

Note 17 — Subsequent Events.

On November 6, 2013, Towers Watson completed the sale of our Brokerage business to Jardine Lloyd Thompson Group plc for cash consideration of $250 million. The transaction will be recorded in our second quarter. During the first quarter of fiscal year 2014, the operations of the Brokerage business was classified as discontinued operations in all periods presented. See Note 2 for further information.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Towers Watson is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. Towers Watson was formed on January 1, 2010 from the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. and Towers, Perrin, Forster & Crosby, Inc., two leading professional services firms that traced their roots back more than 100 years.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions, operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 14,900 and 14,500 full-time associates as of September 30, 2013 and June 30, 2013, respectively, in the following segments:

	September 30,	June 30,
	2013	2013
Benefits	7,000	6,900
Risk and Financial Services (incl. Brokerage)	2,500	2,500
Talent and Rewards	2,400	2,400
Exchange Solutions	600	300
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	14,900	14,500

Segments

We provide services in four business segments: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions.

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the three months ended September 30, 2013, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 39% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have two primary lines of business:

•	Risk Consulting and Software (“RCS”); and

•	Investment Consulting and Solutions (“Investment”).

The Risk and Financial Services segment, exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business (“Brokerage”), accounted for 18% of our segment revenue for the three months ended September 30, 2013. Approximately 72% of the segment’s revenue for the three months ended September 30, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a base of recurring revenue, driven by long-term client relationships in retainer investment consulting relationships, consulting services on financial reporting and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients which can fluctuate based on demand and market factors. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry and growth in pension and other asset pools. In the first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business to JLT and we expect to close the transaction in our second quarter. We have reclassified the operating results of Brokerage as discontinued operations in our condensed consolidated statements of operations for fiscal years 2014 and 2013.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three primary lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 20% of our segment revenue for the three months ended September 30, 2013. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 42% of the segment’s revenue for the three months ended September 30, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has one line of business:

•	Extend Health.

We established our fourth segment, Exchange Solutions, when we acquired Extend Health in May 2012, and our first quarter of fiscal year 2013 was our first full quarter of operations. The Exchange Solutions segment accounted for 4% of our segment revenue for the three months ended September 30, 2013. Exchange Solutions operates the largest private Medicare insurance exchange in the United States. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions’ revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to timing of the commissions we receive from our carriers and the costs incurred to enroll members. Most of our revenue is recognized over the calendar year member policy period whereas the costs are incurred during our corporate clients’ open enrollment period typically in our fiscal year first and second quarter. In addition, the annual enrollment period for Medicare-eligible individuals coincides with this period. Although we have been successful in attracting corporations with off-peak annual enrollment periods and member policies that do not coincide with the calendar year, it is expected that the majority of enrollments will occur in our second quarter. We will hire additional seasonal benefits advisors to supplement our full-time benefit advisors and we expect to incur higher costs in that period.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2014 (September 30, 2013) and as of the end of fiscal year 2013 (June 30, 2013), Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, Condensed Consolidated Statements of Other Comprehensive Income for the three months ended September 30, 2013 and 2012, Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2013.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the three months ended September 30, 2013 and the fiscal years ended June 30, 2013 and 2012. For the three months ended September 30, 2013, the information provided excludes the Brokerage business.

	Three Months Ended	Fiscal Year
	September 30, 2013	2013	2012
United States	55%	53%	48%
United Kingdom	20	22	23
Canada	6	6	6
Germany	4	4	5
Netherlands	2	2	3

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

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the three months ended September 30, 2013, approximately 35% of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

There are no material changes from the Critical Accounting Policies and Estimates as previously disclosed in our 2013 Annual Report on Form 10-K, filed on August 15, 2013.

Results of Operations

The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2013		2012
Revenue	$809,939	100%	$793,235	100%

Costs of providing services:
Salaries and employee benefits	500,419	62%	492,080	62%
Professional and subcontracted services	61,400	8%	55,675	7%
Occupancy	33,545	4%	37,781	5%
General and administrative expenses	68,769	8%	76,278	10%
Depreciation and amortization	43,385	5%	42,874	5%
Transaction and integration expenses	—	—%	9,273	1%

	707,518	87%	713,961	90%

Income from operations	102,421	13%	79,274	10%
Loss from affiliates	—	—%	(56)	—%
Interest income	529	—%	694	—%
Interest expense	(2,436)	—%	(2,955)	—%
Other non-operating income	38	—%	2,352	—%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	100,552	12%	79,309	10%
Provision for income taxes	14,808	2%	28,269	4%

INCOME FROM CONTINUING OPERATIONS	85,744	11%	51,040	6%
Income from discontinued operations, net of tax of $2,551 and $3,807, respectively	2,444	—%	6,746	1%

NET INCOME BEFORE NON-CONTROLLING INTERESTS	88,188	11%	57,786	7%

Less: Loss attributable to non-controlling interests	(26)	—%	(941)	—%

NET INCOME (attributable to common stockholders)	$88,214	11%	$58,727	7%

Results of Operations for the Three Months Ended September 30, 2013

Compared to the Three Months Ended September 30, 2012

Revenue

Revenue for the three months ended September 30, 2013 was $809.9 million, an increase of $16.7 million, or 2%, compared to $793.2 million for the three months ended September 30, 2012. During our first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business. Our historical statement of operations has been recast with the operations of our Brokerage business for the current and prior year classified as discontinued operations. Had the Brokerage business not been classified as discontinued operations, revenue would have been $851.1 million. On a constant currency basis, which excludes the effects of foreign currency exchange rates, acquisition and divestitures, revenue increased 3% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.5519 for the first quarter of fiscal 2014 compared to 1.5810 for the first quarter of fiscal year 2013, and the average exchange rate used to translate our revenues earned in Euros was 1.3257 for the first quarter of fiscal year 2014 compared to 1.2522 for the first quarter of fiscal 2013. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is as follows:

•	Benefits revenue was consistent and was $457.0 million for the first quarter of fiscal year 2014 compared to $457.1 million for the first quarter of fiscal year 2013. Our Retirement business revenue decreased 2% on a constant currency basis, which makes up a majority of the segment. While we continue to perform bulk lump sum projects, we do not anticipate the level of project work and revenue that we attained in our first and second quarter of fiscal year 2013. Our Health and Group Benefits business had a 3% revenue increase. We continue to deploy resources to prepare for the OneExchange enrollment season during our first and second fiscal quarters, which will impact our consulting revenue. Our Technology and Administration Solutions business experienced 6% revenue growth due to new client work in EMEA and the Americas. Our International business experienced 12% revenue growth in the Americas. We expect that the Benefits segment will have low single-digit growth led by Technology and Administration Solutions while Retirement revenues will be challenged by strong prior year revenue.

•	Risk and Financial Services revenue, excluding our Brokerage business, was $141.8 million for the first quarter of fiscal year 2014 compared to $149.5 million for the first quarter of fiscal year 2013, a decrease of 5%. The operations of our Brokerage business have been classified as discontinued operations in the first quarter of fiscal year 2014 and for the comparable period in fiscal year 2013. On a constant currency basis, our Risk and Financial Services segment revenue decreased 4%, primarily from a 12% decrease in Risk Consulting and Software business revenue across all regions particularly in EMEA. There is low client demand for discretionary projects and while we started restructuring efforts last fiscal year, we are continuing to take action this fiscal year. While we experienced a decrease in consulting revenue, our property and casualty software revenue continues to remain strong. Our Investment business experienced 11% revenue growth this quarter in all regions, especially in EMEA, due to increased project work and performance fees. We expect that our Investment business will deliver strong results, despite a challenging prior year comparable due to a significant one-time project in fiscal year 2013. We anticipate that discretionary spending conditions in EMEA will continue to affect the consulting revenue of our Risk Consulting and Software business.

•	Talent and Rewards revenue was $153.6 million for the first quarter of fiscal year 2014, compared to $140.2 million for the first quarter of fiscal year 2013, a 10% increase. On a constant currency basis, Talent and Rewards revenue increased 11%. Data, Surveys and Technology business revenue increased 17% as demand for software implementations and employee engagement surveys drove revenue growth. Rewards, Talent and Communication revenue, which is primarily project oriented, increased 7%. The increase is due to increased demand for general compensation work, sales of new health care reform education kits and customized benefits communications work as organizations explain their programs in light of health care reform. Our Executive Compensation business had 7% revenue growth led by the Americas. A refined marketing strategy resulted in clients in new industries. All lines of business in Talent and Rewards are expected to have positive momentum and Data, Surveys and Technology is expected to be a driver for growth this fiscal year.

•	Exchange Solutions revenue was $35.4 million for the first quarter of fiscal year 2014 compared to $13.9 million for the first quarter of fiscal year 2013, a $21.5 million increase, or 154%. The increase is $15.3 million, or 76%, exclusive of a $6.2 million acquisition accounting adjustment included in our first quarter fiscal 2013 revenue. We generate revenue from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Included in our revenue for the first quarter of fiscal year 2014 are commissions earned from calendar year 2012 and previous years’ enrollments. During the first and second fiscal quarters, Exchange Solutions is focused on enrollment activities as this is the annual enrollment period for most of our corporate clients. We are experiencing higher enrollments from our corporate clients that opt for off-cycle enrollments as well. We are anticipating another very successful enrollment season and an increase in our enrolled members.

Salaries and Employee Benefits

Salaries and employee benefits were $500.4 million for the first quarter of fiscal year 2014, an increase of $8.3 million, or 2%, compared to $492.1 million for the first quarter of fiscal year 2013. For the first quarter of fiscal year 2014, our salary expense increase was driven by an increase in base salary of $5.1 million attributable to a 2% increase in headcount. The increase in headcount in our Americas and APAC operations was partially offset by reductions in EMEA headcount as of September 30, 2013, compared to September 30, 2012. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on the operating results of the Company, and as a result, our bonus expense for the first quarter of fiscal year 2014 increased by $5.9 million compared to the first quarter of fiscal year 2013. Our pension expense decreased $5.2 million due to a decrease in the amortization of actuarial losses recorded this quarter compared to the prior year. The decrease is driven by an increase in the discount rate and favorable investment returns. Stock-based compensation decreased $3.3 million in the current quarter, primarily from the reduction of expense from the restricted stock units issued to employees in the Merger; the service period ended and the restricted stock units vested on January 1, 2013. As a percentage of revenue, salaries and employee benefits remained consistent and was 62% for the first quarter of fiscal years 2014 and 2013.

Professional and Subcontracted Services

Professional and subcontracted services for the first quarter of fiscal year 2014 was $61.4 million, compared to $55.7 million for the first quarter of fiscal year 2013, an increase of $5.7 million, or 10%. Our external service provider fees, which supplements our day-to-day operations, increased by $2.9 million. In addition, pass-through expenses, which are reimbursable under our contracts, increased by $2.4 million. As a percentage of revenue, professional and subcontracted services were 8% for the first quarter of fiscal year 2014 compared to 7% in the first quarter of fiscal year 2013.

Occupancy

Occupancy expense for the first quarter of fiscal year 2014 was $33.5 million, compared to $37.8 million for the first quarter of fiscal year 2013, a decrease of $4.2 million, or 11%. The decrease in base rent relates to cost savings for office closures and a charge in the prior year for sublease loss accruals. As a percentage of revenue, occupancy expense was 4% for the three months ended September 30, 2013 and 5% for the three months ended September 30, 2012.

General and Administrative

General and administrative expenses for the first quarter of fiscal year 2014 was $68.8 million, compared to $76.3 million for the first quarter of fiscal year 2013, a decrease of $7.5 million, or 10%. Our professional liability expense decreased $3.1 million in our first quarter ended September 30, 2013 compared to 2012 due primarily to reduced IBNR due to favorable claims experience. The remaining decrease is from general cost cutting measures in general and administrative expenses including travel costs, office expenses and marketing costs. As a percentage of revenue, general and administrative expenses were 8% for the three months ended September 30, 2013, compared to 10% for the three months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of fiscal year 2014 was $43.4 million, compared to $42.9 million for the first quarter of fiscal year 2013, an increase of $0.5 million, or 1%. The increase is due to accelerated amortization for a software application that we acquired in the Merger, as management determined that its use would be primarily discontinued in the next two to three years. As a percentage of revenue, depreciation and amortization expenses were 5% for the three months ended September 30, 2013 and 2012.

Transaction and Integration

Transaction and integration expense for the first quarter of fiscal year 2013 was $9.3 million, or 1% of revenue. We completed our information technology integration project in fiscal year 2013 and have not incurred fees and charges in fiscal year 2014 similar to those associated with the Merger and other acquisitions in previous fiscal years.

Provision for Income Taxes

Provision for income taxes on continuing operations for the three months ended September 30, 2013 was $14.8 million compared to $28.3 million for the three months ended September 30, 2012. The effective tax rate was 14.7% for the three months ended September 30, 2013 and 35.6% for the three months ended September 30, 2012. The decrease in the effective tax rate is primarily due to current year income tax benefits on the release of uncertain tax positions of 16.7% related to the lapses of statute of limitations in various taxing jurisdictions, primarily the U.S., and income tax benefits of 3.6% in connection with an enacted statutory tax reduction in the U.K. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provide guidance on the deductibility of amounts paid to acquire, produce, or improve tangible property. These regulations also provide rules applicable to materials and supplies. The Company is in the process of assessing the impacts of these regulations and believes that the impact of these new regulations will not be material to the financial statements.

Income from Discontinued Operations, net of income tax

Income from discontinued operations for the three months ended September 30, 2013 was $2.4 million, compared to $6.7 million for the three months ended September 30, 2012. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, has been classified as discontinued operations upon our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. We also entered into an agreement to sell the business to JLT which we expect to close in our second quarter. Included in income from discontinued operations for the three months ended September 30, 2013 is an accrual of $5.0 million for transaction costs related to the sale. The following selected financial information relates to the Brokerage business’s operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
Revenue from discontinued operations	$41,198	$41,014
Net income from discontinued operations before taxes	4,995	10,553

Net Income (attributable to common stockholders)

Net income for the three months ended September 30, 2013 was $88.2 million, compared to $58.7 million for the three months ended September 30, 2012.

Diluted Earnings Per Share (attributable to common stockholders)

Diluted earnings per share for the first quarter of fiscal year 2014 was $1.24, compared to $0.82 for the first quarter of fiscal year 2013.

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

Our cash and cash equivalents at September 30, 2013 totaled $424.8 million, compared to $532.8 million at June 30, 2013. The decrease in cash from June 30, 2013 to September 30, 2013 was primarily due to contributions to our qualified pension plans and the payment of annual bonuses in September 2013.

Our cash and cash equivalents balance included $67.1 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we had a net $357.7 million of cash that is available for our general use.

Our fiduciary assets totaled $113.4 million at September 30, 2013, which excludes $40.1 million of fiduciary assets that has been classified as held for sale. Of this amount, $108.3 million was related to our reinsurance brokerage business and $5.1 million was related to our health and welfare benefits administration outsourcing business. While we are permitted to invest such cash in high-quality investments and earn investment income on these holdings, all amounts are held in a fiduciary capacity on behalf of insureds, reinsurers or clients and are not available for other general use by the Company. In the first quarter of fiscal year 2014, we classified the assets and liabilities, including certain fiduciary assets and liabilities, of our Brokerage business as held for sale pending the close of the sale of the business, which is expected in our second quarter. Only the fiduciary assets and liabilities associated with the European businesses being sold have been reclassified to held for sale. North American fiduciary assets and liabilities have not been reclassified due to certain legal restrictions which do not permit the transfer of these assets and liabilities.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2013, $321.4 million of Towers Watson’s total cash and cash equivalents balance of $424.8 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2013 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows Used in Operating Activities.

Cash flows used in operating activities was $151.9 million for the first three months of fiscal year 2014 compared to cash flows used in operating activities of $171.7 million for the first three months of fiscal year 2013. This decrease is primarily the result of increased cash collections from client receivables.

The allowance for doubtful accounts increased $0.3 million from June 30, 2013 to September 30, 2013. The number of days of sales outstanding remained consistent at 83 days for both September 30, 2013 and June 30, 2013.

Cash Flows From Investing Activities.

Cash flows from investing activities for the first three months of fiscal year 2014 were $18.1 million, compared to $49.5 million of cash flows used in investing activities for the first three months of fiscal year 2013. The additional cash provided by investing activities primarily reflects the sale of available-for-sale securities in anticipation of our annual bonus payments.

Cash Flows From Financing Activities.

Cash flows provided by financing activities for the first three months of fiscal 2014 were $25.2 million, compared to cash flows provided by financing activities of $107.5 million for the first three months of fiscal year 2013. The primary driver of the decrease in cash provided by financing activities was a lower level of net financing required in the quarter, as higher US cash balances were available to meet our seasonal cash requirements.

During the three months ended September 30, 2013, the average outstanding balance on our Senior Credit Facility was $5.5 million and the largest outstanding balance was $30 million.

Capital Commitments

Capital expenditures were $25.8 million for the first three months of fiscal year 2014. Anticipated commitments of capital funds are estimated at $70 million for the remainder of fiscal year 2014. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the three months ended December 31, 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for Towers Watson shares for the three months ended September 30, 2013. Dividend payments of $0.6 million for the three months ended September 30, 2013 were paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders. Total dividends paid in the three months ended September 30, 2012 were $7.1 million.

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2014 are projected to be approximately $ 39.1 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $19.0 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $1.3 million to $11.3 million, excluding interest and penalties.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2013 and 2012, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.43% and 1.53%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2013, we were in compliance with our covenants.

As of September 30, 2013, Towers Watson had borrowings of $30.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of September 30, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the three months ended September 30, 2013 and 2012 was 1.44% and 1.50%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At September 30, 2013, the balance on the Term Loan was $243.75 million.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health.

Non-U.S. GAAP Measures

In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present (1) Adjusted EBITDA, (2) Adjusted Net income (attributable to common stockholders), and (3) Adjusted Diluted Earnings Per Share (which are all non-U.S. GAAP measures), to eliminate the effect of acquisition-related expenses from the financial results of our operations. We use Adjusted Net income (attributable to common stockholders), the numerator, for the purpose of calculating Adjusted Diluted Earnings Per Share. The Company believes that Adjusted EBITDA and Adjusted Diluted Earnings Per Share are relevant and useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.

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

We define Adjusted EBITDA as net income (attributable to common stockholders) adjusted for provision for income taxes, interest, net depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income (attributable to common stockholders), Adjusted income from continuing operations, to net income (attributable to common stockholders) and Adjusted Diluted Earnings Per Share to diluted earnings per share are included in the tables below.

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
NET INCOME	$88,214	$58,727
Less: Income from discontinued operations, net of tax	2,444	6,746

Income from continuing operations (attributable to common stockholders)	$85,770	$51,981

Provision for income taxes	14,808	28,269
Interest, net	1,907	2,261
Depreciation and amortization	43,385	42,874
Other non-operating income (a)	(38)	(2,296)

EBITDA	$145,832	$123,089

Transaction and integration expenses		9,273
Stock-based compensation (b)		6,372

Adjusted EBITDA		$138,734

(a)	Other non-operating income includes loss from affiliates and other non-operating income.
(b)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

	Three Months Ended
	September 30,
	2013	2012
	(In thousands, except share and
	per share amounts)
NET INCOME	$88,214	$58,727
Less: Income from discontinued operations, net of tax	2,444	6,746

Income from continuing operations (attributable to common stockholders)	85,770	51,981

Adjusted for certain acquisition related items (c):
Amortization of intangible assets	16,110	12,289
Transaction and integration expenses including severance	—	5,968
Stock-based compensation (d)	—	4,101

Adjusted Income from continuing operations	$101,880	$74,339

Weighted average shares of common stock — diluted (000)	71,046	71,993

Diluted earnings per share, as reported	$1.21	$0.72
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.22	0.17
Transaction and integration expenses including severance	—	0.08
Stock-based compensation	—	0.06

Adjusted diluted earnings per share	$1.43	$1.03

(c)	The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period, which was 14.7% and 35.6% for the three months ended September 30, 2013 and 2012, respectively.
(d)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

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

For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remain in-force for the annual policy periods beginning July 1, 2011 and ending July 1, 2014. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. Stone Mountain Insurance Company (“SMIC”) provides us with $40 million of coverage per claim and in the aggregate, above these retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate self-insured retention above, and because Stone Mountain is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.

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

Our ownership interest in PCIC is 72.86%. As a consequence, PCIC’s results of operations are consolidated into our results of operations. PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into a run-off mode of operation. Our shareholder agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations.

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2013, we had a $187.2 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: following: Note 4 — Goodwill and Intangible Assets; Note 7 — Retirement Benefits; Note 8 — Debt, Commitments and Contingent Liabilities; Note 11 — Restricted Stock; Note 13 — Income Taxes; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview; — Critical Accounting Policies and Estimates; the discussion of our capital expenditures; — Off-Balance Sheet Arrangements and Contractual Obligations; — Liquidity and Capital Resources; — Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	declines in demand for our services;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make suitable acquisitions and divestitures;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisition of Extend Health is not profitable or is not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	the ability to successfully address issues surrounding the number of Company shares that will become freely tradable on January 1, 2014;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

•	our newly-acquired Extend Health business or our One Exchange business fails to maintain good relationships with insurance carriers, becomes dependent upon a limited number of insurance carriers or fails to develop new insurance carrier relationships;

•	changes and developments in the health insurance system in the United States;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;

and other factors as discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed on August 15, 2013 with the SEC. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

For the three months ended September 30, 2013, 45% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2013, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $1.7 million, or 2%, for the three months ended September 30, 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections. See Note 6, “Derivative Financial Instruments” in the notes to the condensed consolidated financial statements contained in this Form 10-Q for a further discussion of our foreign currency forwards and their fair market value.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2013.

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2013 Annual Report on Form 10-K, filed on August 15, 2013. We urge you to read the risk factors contained in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of September 30, 2013, 788,189 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of September 30, 2013, $120.5 million remained available for repurchase of shares under this authority.

There are no expiration dates for any of these repurchases plans or programs. There were no repurchases in the first quarter of fiscal year 2014 under either of the Company’s repurchase plans. The maximum number of shares that may yet be purchased under our two stock repurchase plans is 1,914,482. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on September  30, 2013, the last trading day of our fiscal quarter, of $106.96.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Towers Watson & Co. (1)

10.1	Amendment No. 1 dated as of October 9, 2013 to Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C lender.*

10.2	Amendment No. 1 dated as of October 9, 2013 to Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent.*

10.3	Amended Towers Watson & Co. Incentive Compensation Plan.* **

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2013, and (vi) Notes to Condensed Consolidated Financial Statements***.

*	Filed or furnished herewith.
**	Designates management contracts and compensation plans.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley	November 12, 2013
Name: John J. Haley	Date
Title: Chief Executive Officer

/s/ Roger F. Millay	November 12, 2013
Name: Roger F. Millay	Date
Title: Chief Financial Officer

/s/ Michael M. Thomson	November 12, 2013
Name: Michael M. Thomson	Date
Title: Controller (Chief Accounting Officer)