Form 10-Q
period 2013-12-31
Towers Watson & Co.
filed 2014-02-07
CIK 1470215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 29, 2014, there were 70,526,630 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.

INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOWERS WATSON & CO.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Revenue	$888,155	$911,021	$1,698,094	$1,704,256

Costs of providing services:
Salaries and employee benefits	526,731	556,179	1,027,150	1,048,259
Professional and subcontracted services	69,074	71,168	130,474	126,843
Occupancy	34,782	34,669	68,327	72,450
General and administrative expenses	85,038	80,504	153,807	156,782
Depreciation and amortization	43,296	44,930	86,681	87,804
Transaction and integration expenses	808	9,152	808	18,425

	759,729	796,602	1,467,247	1,510,563

Income from operations	128,426	114,419	230,847	193,693

Loss from affiliates	—	—	—	(56)
Interest income	560	811	1,089	1,505
Interest expense	(2,027)	(3,605)	(4,463)	(6,560)
Other non-operating income	5,652	2,696	5,690	5,048

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	132,611	114,321	233,163	193,630

Provision for income taxes	42,283	36,126	57,091	64,395

INCOME FROM CONTINUING OPERATIONS	90,328	78,195	176,072	129,235
(Loss) income from discontinued operations, net of tax of $38,286, $730, $40,837, and $4,537	(403)	2,412	2,041	9,158

NET INCOME BEFORE NON-CONTROLLING INTERESTS	89,925	80,607	178,113	138,393
Less: Income (loss) attributable to non-controlling interests	3,737	(1,683)	3,711	(2,624)

NET INCOME (attributable to common stockholders)	$86,188	$82,290	$174,402	$141,017

Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.22	$1.12	$2.43	$1.85
Income from discontinued operations	$—	$0.03	$0.03	$0.13

Net income	$1.22	$1.15	$2.46	$1.98

Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.21	$1.11	$2.42	$1.83
Income from discontinued operations	$—	$0.04	$0.03	$0.13

Net income	$1.21	$1.15	$2.45	$1.96

Weighted average shares of common stock, basic (000)	70,809	71,257	70,805	71,376

Weighted average shares of common stock, diluted (000)	71,213	71,847	71,130	71,920

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net income before non-controlling interests	$89,925	$80,607	$178,113	$138,393

Other comprehensive income/(loss), net of tax:
Foreign currency translation	17,825	1,864	88,735	48,723
Defined pension and post-retirement benefit costs	3,419	(9,383)	6,531	(17,123)
Hedge effectiveness	(12)	(246)	(1,030)	(796)
Available-for-sale securities	36	(108)	222	56

Other comprehensive income/(loss) before non-controlling interests	21,268	(7,873)	94,458	30,860

Comprehensive income before non-controlling interests	111,193	72,734	272,571	169,253
Comprehensive income/ (loss) attributable to non-controlling interest	3,321	(1,612)	3,097	(1,756)

Comprehensive income (attributable to common stockholders)	107,872	74,346	269,474	171,009

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

(Unaudited)

	December 31,	June 30,
	2013	2013
Assets
Cash and cash equivalents	$511,943	$532,805
Fiduciary assets	12,925	148,414
Short-term investments	16,879	56,645
Receivables from clients:
Billed, net of allowances of $9,833 and $12,768	511,871	519,580
Unbilled, at estimated net realizable value	276,797	306,258

	788,668	825,838
Other current assets	152,492	148,519

Total current assets	1,482,907	1,712,221
Fixed assets, net	363,258	346,915
Deferred income taxes	80,761	86,313
Goodwill	2,312,335	2,218,935
Intangible assets, net	655,425	687,758
Investments of consolidated variable interest entity	277,070	—
Other assets	318,015	279,935

Total Assets	$5,489,771	$5,332,077

Liabilities
Accounts payable, accrued liabilities and deferred income	$340,337	$351,648
Employee-related liabilities	352,943	560,831
Fiduciary liabilities	12,925	148,414
Term loan - current	25,000	25,000
Other current liabilities	58,487	26,980

Total current liabilities	789,692	1,112,873
Revolving credit facility	35,000	—
Term loan	212,500	225,000
Accrued retirement benefits and other employee-related liabilities	679,857	771,429
Professional liability claims reserve	256,042	251,191
Other noncurrent liabilities	268,011	226,750

Total Liabilities	2,241,102	2,587,243

Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 69,178,097 and 69,178,097 issued and 65,248,816 and 65,341,759 outstanding	692	692
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 5,374,070 and 5,374,070 issued and 5,374,070 and 5,374,070 outstanding	54	54
Additional paid-in capital	1,851,940	1,850,448
Treasury stock, at cost — 3,929,281 and 3,836,338 shares	(248,797)	(221,643)
Retained earnings	1,558,310	1,394,407
Accumulated other comprehensive loss	(204,392)	(299,464)

Total Stockholders’ Equity	2,957,807	2,724,494

Non-controlling interest	290,862	20,340

Total Equity	3,248,669	2,744,834

Total Liabilities and Total Equity	$5,489,771	$5,332,077

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows (used in)/from operating activities:
Net income before non-controlling interests	$178,113	$138,393
Adjustments to reconcile net income to net cash (used in)/from in operating activities:
Provision for doubtful receivables from clients	566	7,824
Depreciation	49,097	49,380
Amortization of intangible assets	38,022	39,892
Gain on sale of discontinued operations, pretax	(18,480)	—
Provision for deferred income taxes	51,276	27,936
Stock-based compensation	11,509	23,260
Other, net	(1,619)	(2,651)
Changes in operating assets and liabilities
Receivables from clients	47,340	(19,819)
Fiduciary assets	110,743	53,063
Other current assets	(858)	(18,865)
Other noncurrent assets	(5,139)	589
Accounts payable, accrued liabilities and deferred income	(44,160)	22,717
Employee-related liabilities	(224,683)	(144,650)
Fiduciary liabilities	(110,743)	(53,063)
Accrued retirement benefits and other employee-related liabilities	(104,386)	(111,077)
Professional liability claims reserves	2,887	(8,996)
Other current liabilities	(762)	1,559
Other noncurrent liabilities	(256)	9,099
Income tax related accounts	1,599	6,780

Cash flows (used in)/from operating activities	$(19,934)	$21,371

Cash flows used in investing activities:
Cash paid for business acquisitions	(210,814)	(185)
Cash transferred with discontinued operations	(25,066)	—
Proceeds from discontinued operations	256,953	3,682
Cash acquired from business acquisitions	3,949	—
Fixed assets and software for internal use	(38,566)	(54,493)
Purchases of investments of consolidated variable interest entity	(50,510)	—
Capitalized software costs	(23,327)	(29,007)
Purchases of investments	(31,779)	(18,083)
Sales and redemptions of investments	56,580	27,670

Cash flows used in investing activities	$(62,580)	$(70,416)

Cash flows from/(used in) financing activities:
Borrowings under credit facility	144,100	376,600
Repayments under credit facility	(109,100)	(309,600)
Repayments of notes payable	(12,500)	—
Cash received from consolidated variable interest entity	50,510	—
Contingent retention liability	21,746	—
Cash paid on retention liabilities	(1,939)	—
Dividends paid	(613)	(48,715)
Repurchases of common stock	(40,533)	(36,531)
Payroll tax payments on vested shares	(7,457)	(1,750)
Excess tax benefits	9,800	—

Cash flows from/(used in) financing activities	$54,014	$(19,996)

Effect of exchange rates on cash	$7,638	$11,648

Decrease in cash and cash equivalents	(20,862)	(57,393)

Cash and cash equivalents at beginning of period	532,805	478,179

Cash and cash equivalents at end of period	$511,943	$420,786

Supplemental disclosures:
Cash paid for interest	$1,931	$4,460

Cash paid for income taxes, net of refunds	$40,814	$32,904

Common stock withheld for taxes associated with vesting of Restricted A Shares	$7,457	$1,750

Transfers into consolidated investment funds	$223,212	$—

See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of U.S. Dollars and numbers of shares in thousands)

(Unaudited)

	Class A		Class B					Accumulated
	Common	Class A	Common	Class B	Additional	Treasury		Other	Non-
	Stock	Common	Stock	Common	Paid-in	Stock, at	Retained	Comprehensive	Controlling
	Outstanding	Stock	Outstanding	Stock	Capital	Cost	Earnings	(Loss)/Income	Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)	—	—	—	—	—	—	141,017	—	(2,624)	138,393
Other comprehensive income	—	—	—	—	—	—	—	29,992	868	30,860
Repurchases of common stock	—	—	—	—	—	(36,531)	—		—	(36,531)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(1,750)	—	—	—	(1,750)
Exercises of stock options	—	—	—	—	(2,178)	2,479	—	—	—	301
Vesting of restricted stock units	(91)	—	—	—	(2,913)	987	—	—	—	(1,926)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(42,588)	—	—	(42,588)
Stock-based compensation	—	—	—	—	23,260	—	—	—	—	23,260

Balance as of December 31, 2012	63,431	$635	11,036	$110	$1,851,968	$(203,716)	$1,216,051	$(320,753)	$23,041	$2,567,336

Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income	—	—	—	—	—	—	174,402	—	3,711	178,113
Other comprehensive income/(loss)	—	—	—	—	—	—	—	95,072	(614)	94,458
Repurchases of common stock	—	—	—	—	—	(40,533)	—		—	(40,533)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(7,457)	—	—	—	(7,457)
Exercises of stock options	—	—	—	—	(3,443)	3,908	—	—	—	465
Vesting of restricted stock units	—	—	—	—	(24,128)	16,928	—	—	—	(7,200)
Acquisitions	—	—	—	—	6,717	—	—	—	(6,297)	420
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	273,722	273,722
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(10,499)	—	—	(10,499)
Excess tax benefits	—	—	—	—	9,800	—	—	—	—	9,800
Stock-based compensation	—	—	—	—	12,546	—	—	—	—	12,546

Balance as of December 31, 2013	69,178	$692	5,374	$54	$1,851,940	$(248,797)	$1,558,310	$(204,392)	$290,862	$3,248,669

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

Our fiscal year 2014 began July 1, 2013 and ends June 30, 2014.

The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2014. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

As discussed further in Note 2 – Acquisitions and Divestitures, we have classified the operating results of our reinsurance and property and casualty insurance brokerage business as discontinued operations for all periods presented in our condensed consolidated statements of operations.

Note 2 — Acquisitions and Divestitures.

Acquisition

Our acquisition in the second quarter of fiscal 2014 was not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. Our acquisition information is included to provide our investors with a better understanding of our strategic acquisitions.

Liazon Corporation Acquisition

On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a leader in developing and delivering private benefit exchanges for active employees, for $203.2 million in cash and assumed equity awards valued at $8.0 million. The Liazon business became a new line of business, which complements our existing OneExchange offerings under the Exchange Solutions segment. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. During the second quarter of fiscal 2014, we recorded the tangible assets received and liabilities assumed of $3.7 million and a deferred tax asset of $13.1 million. Management is in the process of determining the fair value of any intangible assets assumed and plans to finalize this assessment in the third quarter of fiscal 2014. We determined that total consideration transferred was $211.2 million and recorded $194.4 million of preliminary goodwill related to the acquisition of Liazon. However, the assessment of the fair value of tangible and intangible assets and deferred taxes separate from goodwill have not been finalized.

Divestitures

Sale of our Brokerage business.

On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage (“Brokerage”) business to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The

Brokerage business was a component of our Risk and Financial Services segment. The sale closed during our second quarter of fiscal year 2014. We divested this business as part of our strategy to focus on the businesses where we are market leaders. We continue to focus on risk consulting, software and other services for the insurance industry. The business will be branded for a transitional period of 15 months as JLT Towers Re.

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

The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party for the next five years. These amounts were previously eliminated as intercompany transactions, and are $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which was prepaid as part of deal consideration or will be repaid by JLT over the next two years. The cash flows associated with these arrangements represent approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.

The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business do not preclude discontinued operations presentation, and the Company has therefore reclassified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. The following selected financial information relates to the Brokerage business’s operations for the three and six months ended December 31, 2013 and 2012, respectively:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue from discontinued operations	$22,564	$35,224	$63,762	$76,237

Income from discontinued operations before taxes	9,894	3,142	24,398	13,695
Tax expense on discontinued operations	3,692	730	8,801	4,537

Net income from discontinued operations	6,202	2,412	15,597	9,158

Gain from sale of discontinued operations	27,989	—	18,480	—
Tax expense on gain from sale of discontinued operations	34,594	—	32,036	—

Net loss from sale of discontinued operations	(6,605)	—	(13,556)	—

Total net (loss)/income from discontinued operations	$(403)	$2,412	$2,041	$9,158

Only the fiduciary assets and liabilities associated with the European businesses were sold. North American fiduciary assets and liabilities have not been disposed of due to certain legal restrictions which do not permit the transfer of these assets and liabilities.

In addition to the stated $250 million cash consideration stipulated in the sale agreement, a preliminary purchase price adjustment of $28.7 million was paid to the Company by JLT representing the preliminary value of net assets transferred in the sale. The completion accounts and this purchase price adjustment are expected to be finalized during the Company’s third fiscal quarter.

As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at December 31, 2013 is carried at fair value on the accompanying consolidated balance sheets (see Note 5 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.

The obligation for retention payments and certain other negotiated terms reduced total consideration received at close to $212.4 million. Total transaction and integration costs were approximately $6.3 million. We expect to finalize the completion accounts and the purchase price adjustments during the third quarter of fiscal 2014. Our pre-tax preliminary gain on the sale is $18.5 million. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business is not deductible for tax.

Note 3 — Investments.

We hold available-for-sale investments comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds (See Note 5 – Fair Value Measurements for the investments by type of security). The fixed income securities all mature within twelve months of the balance sheet date and are classified as short-term investments on the condensed consolidated balance sheet. We held no material trading or held-to-maturity securities as of December 31, 2013 and June 30, 2013. As of December 31, 2013, investments related to our variable interest entities are consolidated on the balance sheet, but are excluded from this disclosure. See Note 9 – Variable Interest Entities for additional information around the consolidation of these investments.

Additional information on available-for-sale security balances is provided in the following table as of December 31, 2013 and June 30, 2013:

	December 31, 2013				June 30, 2013
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Fixed income securities (a)	$—	$—	$—	$—	$56,602	$15	$(2)	$56,615
Equity securities (a)	91	10	—	101	853	476	(1)	1,328
Mutual funds and exchange-traded funds (b)	41,637	1,663	(8)	43,292	26,666	14	(97)	26,583

(a)	Classified as short-term investments on the condensed consolidated balance sheet as of December 31, 2013 and June 30, 2013, respectively. Certain liquid short-term investments, such as term deposits and certificates of deposits, are classified as short-term investments on the balance sheet but are not available-for-sale investments and therefore, are not included in the table above.
(b)	Classified as other assets on the condensed consolidated balance sheet as of December 31, 2013 and June 30, 2013, respectively.

For all investments, other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or Merger date. Proceeds from sales and maturities of investments of available-for-sale securities during the six months ended December 31, 2013 were $58.2 million, resulting in immaterial realized gains. For the six months ended December 31, 2013, $1.6 million of the proceeds related to the sale of investments as part of the divestiture of our Brokerage business. Proceeds from sales and maturities of investments of available-for-sale securities during the six months ended December 31, 2012 were $26.5 million, resulting in no realized gains/losses.

There were no material investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses as of December 31, 2013 and June 30, 2013 were $10.0 million and $36.3 million, respectively.

Note 4 — Goodwill and Intangible Assets.

The components of goodwill and intangible assets are outlined below for the six months ended December 31, 2013:

		Risk and
		Financial	Talent and	Exchange
	Benefits	Services	Rewards	Solutions	All Other	Total
Balance as of June 30, 2013	$1,233,272	$534,150	$108,850	$341,449	$1,214	$2,218,935
Goodwill related to acquisitions	—	—	—	194,384	—	194,384
Goodwill related to disposals	—	(167,822)	—	—	—	(167,822)
Translation adjustment	43,243	20,087	3,508	—	—	66,838

Balance as of December 31, 2013	$1,276,515	$386,415	$112,358	$535,833	$1,214	$2,312,335

Included in the Risk and Financial Services activity is a $167.8 million reduction in goodwill related to the disposal of our Brokerage business, which was completed on November 6, 2013. See Note 2 for additional information regarding the sale of this business.

Included in the Exchange Solutions goodwill acquired is $194.4 million of goodwill related to the acquisition of Liazon, which closed on November 22, 2013. We recorded the consideration less the tangible assets and liabilities as goodwill as of December 31, 2013. We have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill, but we expect to do so in the third quarter of fiscal year 2014. See Note 2 for additional information regarding this acquisition.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the six months ended December 31, 2013:

	Customer	Core/	Favorable
	related	developed	lease
	intangible	technology	agreements	Total

Balance as of June 30, 2013	$246,247	$69,515	$3,565	$319,327
Amortization	(23,028)	(14,994)	(474)	(38,496)
Intangibles related to disposal	(8,254)	—	—	(8,254)
Translation adjustment	5,534	675	(1)	6,208

Balance as of December 31, 2013	$220,499	$55,196	$3,090	$278,785

For the three and six months ended December 31, 2013, we recorded $18.7 million and $38.0 million, respectively, of amortization related to our intangible assets, exclusive of favorable lease agreements. For the three and six months ended December 31, 2012, we recorded $20.3 million and $39.9 million, respectively, of amortization related to our intangible assets. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.

Included in the change in customer related intangible assets is the reduction of $8.3 million associated with the sale of our Brokerage business, which closed on November 6, 2013.

As part of the integration of our Retirement business, during the second quarter of fiscal 2012, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur predominantly over the next two to three years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. For the three and six months ended December 31, 2013, we recorded $1.4 million and $2.3 million, respectively, of amortization expense and an additional $1.7 million and $3.8 million of amortization for the three and six months ended December 31, 2012, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets were $376.6 million and $368.4 million as of December 31, 2013 and June 30, 2013, respectively. The change during the period was due to foreign currency translation.

Our acquired unfavorable lease liabilities were $11.9 million and $13.5 million as of December 31, 2013 and June 30, 2013, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the six months ended December 31, 2013 was comprised of a reduction to rent expense of $1.6 million.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013		As of June 30, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets and liabilities:
Trade name	$370	370	$370	370
Customer related intangibles	387,111	166,612	390,027	143,780
Core/developed technology	141,177	85,981	164,762	95,247
Favorable lease agreements	6,493	3,403	6,496	2,931

Total finite-lived intangible assets	$535,151	$256,366	$561,655	$242,328

Unfavorable lease agreements	26,021	14,162	25,591	12,122

Total finite-lived intangible liabilities	$26,021	$14,162	$25,591	$12,122

Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2013 was 5.5 years.

The following table reflects:

1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and

2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2014 and for subsequent fiscal years:

		Rent (Offset)
Fiscal year ending June 30,	Amortization	Expense
2014	$32,909	$(1,158)
2015	61,754	(2,023)
2016	52,337	(1,562)
2017	47,884	(1,862)
2018	37,587	(1,981)
Thereafter	43,224	(183)

Total	$275,695	$(8,769)

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

Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013:

	Fair Value Measurements on a Recurring Basis at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities (a)	$101	$—	$—	$101
Mutual funds / exchange traded funds (b)	43,292	—	—	43,292
Derivatives:
Foreign exchange forwards (c)	—	776	—	776
Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$1,737	$—	$1,737
Contingent Liabilities:
Retention bonus liability (d)	—	—	19,807	19,807

	Fair Value Measurements on a Recurring Basis at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,014	$—	$—	$2,014
U.S. Corporate bonds (a)	—	53,100	—	53,100
Foreign corporate bonds (a)	—	1,501	—	1,501
Equity securities (a)	1,328	—	—	1,328
Mutual funds / exchange-traded funds (b)	26,583	—	—	26,583
Derivatives:
Foreign exchange forwards (c)	—	546	—	546
Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$353	$—	$353

(a)	These assets are included in short-term investments on the condensed consolidated balance sheet.
(b)	These assets are included in other assets on the condensed consolidated balance sheet.
(c)	These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.
(d)	These liabilities are included in other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheet. The fair value was determined using a discounted cash flow model.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended December 31, 2013, we recorded gains of $0.3 and $0.9, respectively, for instruments still held at December 31, 2013. For the three and six months ended December 31, 2012, we recorded gains of $1.8 million and $2.6 million for instruments still held at December 31, 2012. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at December 31, 2013 or 2012.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended December 31, 2013.

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

A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At December 31, 2013, the longest outstanding maturity was 15 months. As of December 31, 2013, a net $1.5 million pretax loss was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized. During the three and six months ended December 31, 2013, we recognized no material gains or losses due to hedge ineffectiveness.

As of December 31, 2013 and June 30, 2013, we had cash flow and economic hedges with a notional value of $78.9 million and $107.2 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of December 31, 2013 and June 30, 2013 was a liability of $1.0 million and an asset of $0.2 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of December 31, 2013 and June 30, 2013 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		December 31, 2013	June 30, 2013		December 31, 2013	June 30, 2013
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$237	$395	Accounts payable, accrued liabilities and deferred income	$(1,725)	$(159)

Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	539	151	Accounts payable, accrued liabilities and deferred income	(12)	(194)

Total derivative assets (liabilities)		$776	$546		$(1,737)	$(353)

The effects of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity for the three months ended December 31, 2013 and 2012 and for the six months ended December 31, 2013 and 2012 are as follows:

Derivatives designated as hedging instruments for the three months ended December 31, 2013 and 2012:	Loss recognized in OCI (effective portion)		Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange Forwards	$(431)	$(374)	General and administrative expenses	$(394)	$35	General and administrative expenses	$2	$1

Total	$(431)	$(374)		$(394)	$35		$2	$1

Derivatives designated as hedging instruments for the six months ended December 31, 2013 and 2012:	Loss recognized in OCI (effective portion)		Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange forwards	$(2,062)	$(1,058)	General and administrative expenses	$(332)	$266	General and administrative expenses	$3	$—

Total	$(2,062)	$(1,058)		$(332)	$266		$3	$—

Included in the notional values above are $27.4 million and $33.6 million as of December 31, 2013 and June 30, 2013, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statement of operations for the three and six months ended December 31, 2013 and 2012 are as follows:

		(Loss) gain recognized in income
	Location of (Loss) gain	Three Months Ended December 31,		Six Months Ended December 31,
Derivatives not designated as hedging instruments:	recognized in income	2013	2012	2013	2012
Foreign exchange forwards	General and administrative expenses	$(85)	$2,455	$520	$2,074

Total		$(85)	$2,455	$520	$2,074

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

All expenses and contributions presented in this note are inclusive of amounts classified as discontinued operations in the accompanying consolidated statements of operations.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013		2012
	North America	Europe	North America	Europe
Service cost	$17,538	$3,074	$17,802	$3,231
Interest cost	35,212	10,249	34,036	9,734
Expected return on plan assets	(47,181)	(11,532)	(47,000)	(10,859)
Amortization of net loss	5,475	2,250	11,593	1,510
Amortization of prior service (credit)/cost	(2,095)	11	(2,094)	10

Net periodic benefit cost	$8,949	$4,052	$14,337	$3,626

	Six Months Ended December 31,
	2013		2012
	North America	Europe	North America	Europe
Service cost	$35,326	$6,039	$35,696	$6,463
Interest cost	70,566	20,096	67,983	19,467
Expected return on plan assets	(94,407)	(22,589)	(93,234)	(21,719)
Amortization of net loss	11,124	4,419	23,068	3,021
Amortization of prior service (credit)/cost	(4,189)	21	(4,188)	21

Net periodic benefit cost	$18,420	$7,986	$29,325	$7,253

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Service cost	$366	$444	$734	$887
Interest cost	2,220	2,206	4,442	4,412
Expected return on plan assets	(28)	(33)	(56)	(65)
Amortization of net (gain) loss	(433)	99	(863)	198
Amortization of prior service credit	(1,751)	(2,062)	(3,503)	(4,123)

Net periodic benefit cost	$374	$654	$754	$1,309

Employer Contributions to Defined Benefit Pension Plans

The Company made $61.1 million in contributions to the North American plans during the first six months of fiscal year 2014 and anticipates making $12.1 million in contributions over the remainder of the fiscal year. The Company made $19.7 million in contributions to European plans during the first six months of fiscal year 2014 and anticipates making $18.3 million in contributions over the remainder of the fiscal year. Of the amount contributed for the European plans, $10.1 million was a contribution to the German pension plan which was previously unfunded. The Company expects to fund the German plan obligation over the next 10 years.

Defined Contribution Plans

The cost of the Company’s contributions to the various U.S. defined contribution plans for the three months ended December 31, 2013 and 2012 amounted to $7.5 million and $7.4 million, respectively. The cost of the Company’s contributions to the plans for the six months ended December 31, 2013 and 2012 amounted to $13.5 million and $13.0 million, respectively.

The cost of the Company’s contributions to the various U.K. defined contribution plans for the three months ended December 31, 2013 and 2012 amounted to $4.1 million and $5.7 million, respectively. The cost of the Company’s contributions to the plans for the six months ended December 31, 2013 and 2012 amounted to $9.9 million and $11.2 million, respectively.

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

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2013 and 2012, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.98% and 1.51%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2013, we were in compliance with our covenants.

As of December 31, 2013, Towers Watson had borrowings of $35.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of December 31, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the six months ended December 31, 2013 and 2012 was 1.43% and 1.49%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At December 31, 2013, the balance on the Term Loan was $237.5 million.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health on May 29, 2012.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2013, we had a $183.2 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.

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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. Acument seeks to recover an unspecified amount comprised primarily of loss of principal, investment losses, fees paid for consulting services, and attorney’s fees. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses and plans to continue to defend vigorously against these legal proceedings. The discovery phase of these legal proceedings has commenced. A mediation took place on September 5, 2012. On January 16, 2014, the Company and TWIS filed an amended answer and counterclaim asserting that Acument Global Technologies, Inc. failed to fulfill its fiduciary duties to the Acument Pension Plan with respect to its investment in the Westridge Funds. The dispute remains extant. At this time, no material loss is probable in excess of amounts currently accrued.

Note 9 — Variable Interest Entities.

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

Through our wholly owned subsidiaries, Towers Watson Investment Management Limited and Towers Watson Investment Management, Ireland, we manage approximately $1.5 billion of assets in investment funds that are considered VIEs and for which our management fee is considered a variable interest. We have determined that these funds qualify for the deferral to certain provisions of ASC Subtopic 810-10, Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds. In accordance with this deferral, we determine whether we consolidate the fund based on whether we absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected returns.

Nonconsolidated VIEs

We do not consolidate those funds in which we do not absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected returns. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees (which are not material).

Consolidated VIEs

Some of the investments in these funds are held by the Company’s defined benefit retirement plans, which are considered related parties. In addition, because of contractual language that restricts the investors’ ability to exercise its economic interests in the funds, the other investors’ interests are also considered related parties. While the Company does not absorb a majority of the expected losses or receive a majority of the expected returns of any of the funds through our management fee, we must combine this interest with the interests of our related parties for purposes of performing the primary beneficiary test. The party within the related party group that is most closely associated with the VIE must consolidate the VIE. We determined that the Company is the party most closely associated with these funds.

Included within our condensed consolidated balance sheet as of December 31, 2013 is $277.1 million classified within Investments of consolidated variable interest entities and Non-controlling interests. The non-controlling interest balance is considered temporary equity as the units held by the investors are redeemable. The changes of the redeemable non-controlling interests balance for the six months ended December 31, 2013 is as follows:

Balance as of June 30, 2013	$—
Redeemable non-controlling interest from consolidated variable interest entity	273,722
Mark-to-market gains on investments held by consolidated variable interest entity	3,348

Balance as of December 31, 2013	$277,070

Our maximum exposure to loss of these consolidated VIEs is limited to collection of any unpaid management fees (which are not material) and any potential increase to our pension funding obligation due to losses incurred by the funds. The assets of each of the consolidated funds may only be used to settle obligations of that respective fund. In addition, there is no recourse to the Company for the consolidated VIEs liabilities and the Company is not required to provide financial or other support to any of the consolidated VIEs.

The consolidated investment funds are carried at fair value in the accompanying condensed consolidated financial statements. See Note 5 for a description of the fair value levels. All investments are valued at the net asset value as determined and reported by the fund manager. The Company classifies these investments as Level 2 or Level 3 based upon the redemption restrictions of each fund. Funds with a significant redemption restriction from the measurement date are classified as Level 3. The Company believes redemption restrictions, including notice periods, lock-up terms or gates, of greater than one year represent a significant restriction. The following presents our investments as of December 31, 2013:

	Fair Value Measurements on a Recurring Basis at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Fund Strategy:
Commodities	$—	$8,339	$—	$8,339
Credit Long/Short	—	—	18,775	18,775
Currency	—	6,822	—	6,822
Discretionary Macro	—	29,924	—	29,924
Equity Long/Short	—	29,347	17,170	46,517
Managed Futures	—	12,296	—	12,296
Multi Asset	—	20,244	—	20,244
Multi Strategy	—	24,550	—	24,550
Reinsurance	—	35,974	5,263	41,237
SmartBeta	—	28,064	—	28,064
Statistical Arbitrage	—	15,892	—	15,892
Systemic Trading	—	24,411	—	24,411

Total consolidated investment funds	$—	$235,863	$41,208	$277,071

There were no transfers in or out of Level 3 since the initial investment in the funds. The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the three and six months ended December 31, 2013:

	Credit Long/Short	Equity Long/Short	Reinsurance	Total
Beginning balance at June 30, 2013	$—	$—	$—	$—
Net actual return on assets still held at the end of the year	677	1,084	112	1,873
Net purchases, sales and settlements	18,098	16,086	5,151	39,335

Ending balance at December 31, 2013	$18,775	$17,170	$5,263	$41,208

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

	Foreign currency	Hedge effectiveness (2)			Available-for-sale securities (1)			Defined pension and post-retirement benefit costs (3)
	translation (1)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2013	$(131,096)	$237	$(105)	$132	$547	$(134)	$413	$(233,817)	$64,904	$(168,913)
Other comprehensive income/(loss) before reclassifications	89,346	(2,062)	836	(1,226)	298	(73)	225	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	332	(136)	196	—	—	—	8,383	(1,852)	6,531

Net current-period other comprehensive income	89,346	(1,730)	700	(1,030)	298	(73)	225	8,383	(1,852)	6,531

As of December 31, 2013	$(41,750)	$(1,493)	$595	$(898)	$845	$(207)	$638	$(225,434)	$63,052	$(162,382)

(1)	Reclassification adjustments from accumulated other comprehensive income are included in Income from discontinued operations
(2)	Reclassification adjustments from accumulated other comprehensive income are included in General and administrative expenses (see Note 6 – Derivative Financial Instruments for additional details)
(3)	Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 7 – Retirement Benefits for additional details)

Note 11 — Restricted Stock.

In conjunction with the Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 shares of Class B-3 and 113,858 shares of Class B-4 common stock, par value $0.01 per share, to the sellers as consideration. The shares were reduced through our tender offer, our secondary public offering and by the restriction lapsing and conversion to Class A common stock annually on January 1, 2011, 2012 and 2013. The remaining 5,374,070 outstanding shares of Towers Watson Class B-4 common stock converted on a one-for-one basis into freely transferable shares of Towers Watson Class A common stock on January 1, 2014.

The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Merger. The RSUs were converted into 4,248,984 shares of Towers Watson Restricted Class A Common Stock (“Restricted Class A shares”).The service condition was fulfilled from the grant date through each of the three annual periods from January 1, 2010 until December 31, 2012. The restriction lapsed annually on January 1 and the Restricted Class A shares became freely tradable shares of Class A common stock on such dates. The shares were reduced by forfeitures and shares withheld for tax purposes.

For the three and six months ended December 31, 2012, we recorded $4.0 million and $8.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. In our results of operations, $0.5 million and $1.0 million is classified as discontinued operations for the Brokerage employees’ awards relating to non-cash stock based compensation recorded for the three and six months ended December 31, 2012, respectively. The service period of this award was complete at January 1, 2013; there was no stock-based compensation related to this award recorded in fiscal year 2014.

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

2014 LTIP. During the first quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved a grant of 62,651 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $105.90. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2013 to June 30, 2016, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2013, we recorded $1.5 million and $2.7 million, respectively, of stock-based compensation related to these grants.

2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2013, we recorded $0.2 million and $1.0 million of stock-based compensation related to these grants, respectively. For the three and six months ended December 31, 2012, we recorded $2.8 million and $2.8 million of stock-based compensation related to these grants, respectively.

2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and six months ended December 31, 2013, we recorded ($1.0) million and ($0.5) million, respectively, of stock-based compensation related to these grants as we adjusted the cumulative expense recorded in the second quarter of fiscal year 2014 according to the performance metric. For the three and six months ended December 31, 2012, we recorded $1.2 million and $1.5 million, respectively, of stock-based compensation related to these grants.

2014 ES LTIP. In August 2013, the Compensation Committee of the Board of Directors awarded 30,192 RSUs under the 2009 Plan to select executives of our Exchange Solutions segment with a grant date fair value of $81.73, based on our closing stock price. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the two-year performance period from July 1, 2013 to June 30, 2015, subject to continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For the three and six months ended December 31, 2013, we recorded $0.4 million and $0.7 million, respectively, of non-cash stock based compensation in the Exchange Solutions business segment.

Liazon RSUs. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested restricted stock units into 70,533 Towers Watson restricted stock units using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of these restricted stock units was calculated using the fair value share price of Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the 70,533 outstanding RSUs related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $5.7 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $2.1 million, and will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.3 million for both the three and six months ended December 31, 2013.

2013 SEP. During the quarter ended September 30, 2013, 131,286 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $91.43, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and six months ended December 31, 2013, we recorded $1.6 million and $3.4 million, respectively, of non-cash stock based compensation related to these grants.

2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $53.93, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and six months ended December 31, 2013, we recorded $0.5 million and $1.0 million, respectively, of non-cash stock based compensation related to these grants. For the three and six months ended December 31, 2012, we recorded $1.2 million and $2.3 million, respectively, of non-cash stock-based compensation related to these grants.

2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus payments. The remaining 288,595 RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and six months ended December 31, 2013, we recorded $0.4 million and $0.8 million of non-cash stock based compensation related to these grants, respectively. For the three and six months ended December 31, 2012, we recorded $1.1 million and $2.2 million of non-cash stock based compensation related to these grants, respectively.

We classified $1.0 million and $1.2 million for the three and six months ended December 31, 2013, respectively, to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan. We classified $0.1 million and $0.3 million for the three and six months ended December 31, 2012, respectively, to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan.

Outside Directors

The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2014. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2013. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.2 million and $0.7 million, respectively, for the three and six months ended December 31, 2013, and $0.2 million and $0.7 million, respectively, for the three and six months ended December 31, 2012.

Stock Options

Liazon Options. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested employee stock options into 37,162 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Liazon options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 37,162 outstanding options relating to the pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $2.2 million, which was added to the transaction consideration. The fair value of the remaining portion of unvested options related to the post-acquisition employee service was $1.7 million, which will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.1 million for both the three and six months ended December 31, 2013.

Extend Health Options. In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 377,614 outstanding options related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date was $11.2 million, which was added to the transaction consideration. The fair value of the remaining portion of the unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.4 million and $0.9 million, respectively, for the three and six months ended December 31, 2013 and $1.5 million and $3.9 million, respectively, for the three and six months ended December 31, 2012.

Note 13 — Income Taxes.

Provision for income taxes on continuing operations for the three and six months ended December 31, 2013 was $42.3 million and $57.1 million, respectively, compared to $36.1 million and $64.4 million, respectively, for the three and six months ended December 31, 2012. The effective tax rate was 24.5% for the six months ended December 31, 2013 and 33.3% for the six months ended December 31, 2012. The decrease in the effective tax rate for the six months is primarily due to current year income tax benefits on the release of uncertain tax positions of 7.2% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.5% in connection with the enacted statutory tax rate reduction in the U.K. The impact of these current year income tax benefits were recognized discretely in the three months ended September 30, 2013. There were no significant discrete adjustments recorded to income tax expense in the second quarter of fiscal 2014. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $2.2 million to $16.1 million, excluding interest and penalties.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provide guidance on the deductibility of amounts paid to acquire, produce, or improve tangible property. These regulations also provide rules applicable to materials and supplies. The Company is in the process of assessing the impacts of these regulations but believes that the impact of these new regulations will not be material to the financial statements.

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

The table below presents specified information about the continuing operations of the reported segments for the three months ended December 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$487,337	$161,178	$170,323	$35,736	$854,574
Net operating income	148,349	34,442	53,096	(7,223)	228,664

The table below presents specified information about the continuing operations of the reported segments for the three months ended December 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$519,418	$172,405	$176,185	$15,720	$883,728
Net operating income	185,817	41,268	60,078	(10,128)	277,035

The table below presents specified information about the continuing operations of the reported segments for the six months ended December 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$944,366	$302,961	$323,892	$71,126	$1,642,345
Net operating income	285,887	56,929	97,160	(767)	439,209

The table below presents specified information about the continuing operations of the reported segments for the six months ended December 31, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$976,546	$321,905	$316,420	$29,638	$1,644,509
Net operating income	321,671	64,524	85,869	(15,893)	456,171

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Total segment revenue	$854,574	$883,728	$1,642,345	$1,644,509
Reimbursable expenses and other	33,581	27,293	55,749	59,747

Revenue	$888,155	$911,021	$1,698,094	$1,704,256

Net Operating Income:
Total segment net operating income	$228,664	$277,035	$439,209	$456,171
Differences in allocation methods (1)	6,869	(8,881)	16,855	5,994
Amortization of intangibles	(18,691)	(19,727)	(37,583)	(38,822)
Transaction and integration expenses	(808)	(9,152)	(808)	(18,425)
Stock-based compensation (2)	(1,782)	(10,204)	(5,345)	(17,828)
Discretionary compensation	(74,085)	(98,202)	(150,207)	(170,782)
Payroll tax on discretionary compensation	(4,075)	(5,378)	(8,643)	(9,684)
Other, net	(7,666)	(11,072)	(22,631)	(12,931)

Income from operations	$128,426	$114,419	$230,847	$193,693

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.
(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.

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

	Three Months Ended December 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$90,328			$78,195
Less: Income/(Loss) attributable to non-controlling interests	3,737			(1,683)

Income from continuing operations attributable to common stockholders	86,591			79,878
Less: Income allocated to participating securities	—			1,846
Income from continuing operations attributable to common stockholders	$86,591	70,809	$1.22	$78,032	69,594	$1.12

Diluted EPS
Share-based compensation awards	—	404		—	590

Income available to common shareholders	$86,591	71,213	$1.21	$78,032	70,184	$1.11

	Six Months Ended December 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$176,072			$129,235
Less: Income/(Loss) attributable to non-controlling interests	3,711			(2,624)

Income from continuing operations attributable to common stockholders	172,361			131,859
Less: Income allocated to participating securities	—			3,074
Income from continuing operations attributable to common stockholders	$172,361	70,805	$2.43	$128,785	69,700	$1.85

Diluted EPS
Share-based compensation awards	—	325		—	545

Income available to common shareholders	$172,361	71,130	$2.42	$128,785	70,245	$1.83

Note 16 — Recent Accounting Pronouncements.

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

Note 17 — Subsequent Events.

On January 23, 2014, Towers Watson announced plans to unite the company-wide expertise and resources dedicated to health care exchanges and administration within its Exchange Solutions segment. The expansion of the Exchange Solutions segment will consist of combining certain of the operations and associates of TAS North America, with the newly-acquired Liazon entity and our existing Exchange Solutions LOB to align their respective strategic goals under the existing Exchange Solutions Segment. The result will be a much larger and broader business unit dedicated to helping employers deliver health care benefits to their employees and retirees through private exchanges and administration. We are conducting an evaluation of the infrastructure of our business and reporting to align with this initiative.

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

Overview of Towers Watson

Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions, operating from 113 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 14,500 full-time associates as of both December 31, 2013 and June 30, 2013 in the following segments:

	December 31,	June 30,
	2013	2013
Benefits	7,000	6,900
Risk and Financial Services	2,000	2,500
Talent and Rewards	2,400	2,400
Exchange Solutions	700	300
Other	300	300
Business Services (incl. Corporate and field support)	2,100	2,100

Total associates	14,500	14,500

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

Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the six months ended December 31, 2013, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.

Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have two lines of business:

•	Risk Consulting and Software (“RCS”); and

•	Investment Consulting and Solutions (“Investment”).

The Risk and Financial Services segment, exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business (“Brokerage”), accounted for 18% of our segment revenue for the six months ended December 31, 2013. Approximately 78% of the segment’s revenue for the six months ended December 31, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a base of recurring revenue, driven by long-term client relationships in retainer investment consulting relationships, consulting services on financial reporting and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients which can fluctuate based on demand and market factors. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry and growth in pension and other asset pools. In the first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business to JLT and we closed the transaction in our second quarter. We have reclassified the operating results of Brokerage as discontinued operations in our condensed consolidated statements of operations for fiscal years 2014 and 2013.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.

The Talent and Rewards segment accounted for approximately 20% of our segment revenue for the six months ended December 31, 2013. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue for the six months ended December 31, 2013 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.

Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has two lines of business:

•	Exchange Solutions and

•	Liazon.

The Exchange Solutions segment accounted for 4% of our segment revenue for the six months ended December 31, 2013. In November 2013, the segment was expanded through the acquisition of Liazon Corporation, a leader in developing and delivering private benefit exchanges for active employees. The Liazon solution complements the existing OneExchange offering by helping organizations of all sizes deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees in new and cost-effective ways. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions’ revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to timing of the commissions we receive from our carriers and the costs incurred to enroll members. Most of our revenue is recognized over the calendar year term of the policy whereas the costs are incurred during our corporate clients’ open enrollment period typically in our fiscal year first and second quarters. We will hire additional seasonal benefits advisors to supplement our full-time benefit advisors and we expect to incur higher costs during our client’s busiest enrollment periods.

Financial Statement Overview

Towers Watson’s fiscal year ends June 30.

The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2014 (December 31, 2013) and as of the end of fiscal year 2013 (June 30, 2013), Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, Condensed Consolidated Statements of Other Comprehensive Income for the three and six months ended December 31, 2013 and 2012, Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2012 and 2013.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the six months ended December 31, 2013 and the fiscal years ended June 30, 2013 and 2012. For the six months ended December 31, 2013, the information provided excludes the Brokerage business.

	Six Months Ended	Fiscal Year
	December 31, 2013	2013	2012
United States	53%	53%	48%
United Kingdom	20	22	23
Canada	6	6	6
Germany	5	4	5
Netherlands	2	2	3

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

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30 to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the six months ended December 31, 2013, approximately 36% of professional and subcontracted services represent these reimbursable services.

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

Results of Operations

The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the period indicated:

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
Revenue	$888,155	100%	$911,021	100%	$1,698,094	100%	$1,704,256	100%

Costs of providing services:
Salaries and employee benefits	526,731	59%	556,179	61%	1,027,150	60%	1,048,259	62%
Professional and subcontracted services	69,074	8%	71,168	8%	130,474	8%	126,843	7%
Occupancy	34,782	4%	34,669	4%	68,327	4%	72,450	4%
General and administrative expenses	85,038	10%	80,504	9%	153,807	9%	156,782	9%
Depreciation and amortization	43,296	5%	44,930	5%	86,681	5%	87,804	5%
Transaction and integration expenses	808	—%	9,152	1%	808	—%	18,425	1%

	759,729	86%	796,602	87%	1,467,247	86%	1,510,563	89%

Income from operations	128,426	14%	114,419	13%	230,847	14%	193,693	11%

Loss from affiliates	—	—%	—	—%	—	—%	(56)	—%
Interest income	560	—%	811	—%	1,089	—%	1,505	—%
Interest expense	(2,027)	—%	(3,605)	—%	(4,463)	—%	(6,560)	—%
Other non-operating income	5,652	1%	2,696	—%	5,690	—%	5,048	—%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	132,611	15%	114,321	13%	233,163	14%	193,630	11%

Provision for income taxes	42,283	5%	36,126	4%	57,091	3%	64,395	4%

INCOME FROM CONTINUING OPERATIONS	90,328	10%	78,195	9%	176,072	10%	129,235	8%

(Loss) income from discontinued operations, net of tax of $38,286, $730, $40,837, and $4,537	(403)	—%	2,412	—%	2,041	—%	9,158	1%

NET INCOME BEFORE NON-CONTROLLING INTERESTS	89,925	10%	80,607	9%	178,113	10%	138,393	8%

Less: Income (loss) attributable to non-controlling interests	3,737	—%	(1,683)	—%	3,711	—%	(2,624)	—%

NET INCOME (attributable to common stockholders)	86,188	10%	82,290	9%	174,402	10%	141,017	8%

Results of Operations for the Three and Six Months Ended December 31, 2013

Compared to the Three and Six Months Ended December 31, 2012

Revenue

Revenue for the three months ended December 31, 2013 was $888.2 million compared to $911.0 million for the three months ended December 31, 2012, a decrease of $22.9 million, or 2.5%. Revenue for the six months ended December 31, 2013 and 2012 was $1.7 billion, a decrease of $6.2 million, or less than 1%. The second quarter of fiscal year 2014 was a challenging quarter due to the tough comparable from the prior year. In the second quarter of fiscal year 2013, there were a significant number of bulk-lump sum de-risking projects. During our first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business. Our historical statement of operations has been recast; the operations of our Brokerage business for the current and prior year are classified as discontinued operations. On an organic basis, which excludes the effects of foreign currency exchange rates, acquisition and divestitures, revenue decreased 2% for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. On an organic basis, revenue was flat for the first half of fiscal 2014 compared to the first half of fiscal 2013.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6192 for the second quarter of fiscal 2014 compared to 1.6057 for the second quarter of fiscal year 2013, and the average exchange rate used to translate our revenues earned in Euros was 1.3613 for the second quarter of fiscal year 2014 compared to 1.2975 for the second quarter of fiscal 2013. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

A comparison of segment revenue for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, is as follows:

•	Benefits revenue was $487.3 million for the second quarter of fiscal year 2014, compared to $519.4 million for the second quarter of fiscal year 2013, a decrease of 6%. Our Retirement business revenue, which makes up a majority of the segment, decreased 8% on a constant currency basis. While we continue to perform bulk lump sum projects, we have not had the level of project work and revenue that we attained in our first and second quarter of fiscal year 2013. In addition, we had anticipated some special project and strategy work that did not materialize. Our Health and Group Benefits business revenue decreased 5%. We saw a decline in general consulting work as clients assessed the exchange options while delaying consulting projects. We deployed resources to the exchange sales effort and also to prepare for the OneExchange enrollment season during our first and second fiscal quarters, which impacted our consulting revenue. Our Technology and Administration Solutions business experienced 3% revenue growth due to new client work in EMEA and the Americas. Our International business experienced 5% decrease in revenue.

•	Risk and Financial Services revenue, excluding our Brokerage business, was $161.2 million for the second quarter of fiscal year 2014, compared to $172.4 million for the second quarter of fiscal year 2013, a decrease of 6.5%. The operations of our Brokerage business have been classified as discontinued operations for fiscal years 2014 and 2013. On a constant currency basis, our Risk and Financial Services segment revenue decreased 6%, primarily resulting from a 11% decrease in Risk Consulting and Software business revenue across all regions, particularly in EMEA. There has been low client demand for discretionary projects, prompting the restructuring efforts that began in fiscal year 2013. While we experienced a decrease in consulting revenue, our property and casualty software revenue continues to remain strong. Our Investment business experienced 3% revenue growth primarily in EMEA, due to increased project work and performance fees.

•	Talent and Rewards revenue was $170.3 million for the second quarter of fiscal year 2014, compared to $176.2 million for the second quarter of fiscal year 2013, a 3% decrease. Data, Surveys and Technology business revenue increased 5% as demand for human resource software implementations and employee surveys drove revenue growth in EMEA and Asia-Pacific. Rewards, Talent and Communication revenue, which is primarily project-oriented, decreased 11%. While economic conditions that typically drive this business are solid and client demand remains steady, a number of factors contributed to softer revenues. Our results were impacted as our communications consultants were redeployed to support OneExchange product development and sales. Our Executive Compensation business experienced a 4% decrease in revenue, primarily from EMEA.

•	Exchange Solutions revenue was $35.7 million for the second quarter of fiscal year 2014, compared to $15.7 million for the second quarter of fiscal year 2013, a $20.0 million increase, or 127%. Our acquisition of Liazon was finalized in our second quarter of fiscal year 2014 and the operations are included in our Exchange Solutions segment. During the first and second fiscal quarters, we are focused on enrollment activities as this is the annual enrollment period for most of our corporate clients. We completed a very successful annual enrollment process, where we enrolled a record number of members on both the retiree and Liazon exchanges.

A comparison of segment revenue for the first half of fiscal year 2014 compared to the first half of fiscal year 2013 is as follows:

•	Benefits revenue was $944.4 million for the first half of fiscal year 2014, compared to $976.5 million for the first half of fiscal year 2013, a decrease of 3%. Our Retirement business revenue, which makes up a majority of the segment, decreased 5% on a constant currency basis. While we continue to perform bulk lump sum projects, we have not had the level of project work and revenue that we attained in our first and second quarter of fiscal year 2013. In our third and fourth quarter of fiscal year 2014, we anticipate a return to modest revenue growth due to expected increases in strategy and bulk-lump sum work compared to the same periods in fiscal year 2013. Our Health and Group Benefits business had a 1% revenue decrease. We deployed our consulting resources for both the exchange sales effort and for the open enrollment season in our first and second quarters. This was a necessary investment as the development of the exchange market is critical to our long-term success. Our Technology and Administration Solutions business experienced 4% revenue growth due to new client work. Our International business experienced a 1% increase in revenue from growth in the Americas, partially offset by decreases in EMEA. We expect that the Benefits segment will have modest growth for the second half of fiscal year 2014.

•	Risk and Financial Services revenue, excluding our Brokerage business, was $303.0 million for the first half of fiscal year 2014, compared to $321.9 million for the first half of fiscal year 2013, a decrease of 6%. The operations of our Brokerage business have been classified as discontinued operations in fiscal years 2014 and 2013. On a constant currency basis, our Risk and Financial Services segment revenue decreased 5%, primarily resulting from a 12% decrease in Risk Consulting and Software business revenue across all regions, particularly in EMEA. There has been low client demand for discretionary projects, prompting the restructuring efforts that began in fiscal year 2013. We have completed most of the restructuring efforts in the second quarter of fiscal year 2014. While we experienced a decrease in consulting revenue, our property and casualty software revenue continues to remain strong. Our Investment business experienced 6% revenue growth, primarily in EMEA, due to increased project work and performance fees. The pipeline for our Investment business looks promising but results will be challenging due to a significant one-time project performed in the third and fourth quarters of fiscal year 2013.

•	Talent and Rewards revenue was $323.9 million for the first half of fiscal year 2014, compared to $316.4 million for the first half of fiscal year 2013, a 2% increase. Data, Surveys and Technology business revenue increased 10% as demand for human resources software implementations and employee surveys drove revenue growth across all regions. Rewards, Talent and Communication revenue, which is primarily project-oriented, decreased 3%. The economic conditions that typically drive our business are solid and client demand remains steady. Our results were impacted as our communications consultants were redeployed to support OneExchange product development and sales. Our Executive Compensation business experienced a 1% increase in revenue, primarily from the Americas. The demand for consulting services remains solid in our Executive Compensation business. Talent and Rewards is expected to have revenue growth in the second half of fiscal year 2014.

•	Exchange Solutions revenue was $71.1 million for the first half of fiscal year 2014, compared to $29.6 million for the first half of fiscal year 2013, a 140% increase. Our acquisition of Liazon was finalized in our second quarter of fiscal year 2014 and the operations are included in our Exchange Solutions segment. We completed a very successful annual enrollment process, where we enrolled a record number of members on both the retiree and Liazon exchanges. When we acquired Extend Health in the fourth quarter of fiscal year 2012, we had approximately 200,000 retiree members. As of the second quarter of fiscal year 2014, the number of OneExchange participants across our active, retiree and access platforms has grown to approximately 700,000. We are experiencing higher enrollments from our clients that opt for off-cycle enrollments, as well. The sales pipeline for our retiree offering is strong and we are seeing good momentum in the market. The active exchanges are also gaining momentum in terms of exposure but the rate at which companies will digest the advantages and knowledge to make the decision to adopt private exchanges will vary and is hard to predict.

Salaries and Employee Benefits

Salaries and employee benefits were $526.7 million for the second quarter of fiscal year 2014, a decrease of $29.4 million, or 5%, compared to $556.2 million for the second quarter of fiscal year 2013. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on the operating results of the Company, and as a result, our bonus expense for the second quarter of fiscal year 2014 decreased $23.2 million compared to the second quarter of fiscal year 2013. Our pension expense decreased $5.0 million due to a decrease in the amortization of actuarial losses recorded this quarter compared to the prior year. The decrease is driven by an increase in the discount rate and favorable investment returns. Stock-based compensation decreased $8.2 million in the current quarter, primarily due to the reduction of expense from the restricted stock units issued to employees in the Merger; the service period ended and the restricted stock units were fully vested on January 1, 2013. These decreases in expense were partially offset by a $14.6 million increase in base salary for the second quarter of fiscal year 2014. This increase was driven by a 3% increase in headcount and our annual salary merit increase of 3%. The increase in headcount in our Americas and APAC operations was partially offset by reductions in EMEA headcount as of December 31, 2013, compared to December 31, 2012. As a percentage of revenue, salaries and employee benefits were 59% for the second quarter of fiscal year 2014 compared to 61% for the second quarter of fiscal year 2013.

Salaries and employee benefits decreased $21.1 million, or 2%, and were $1.0 billion for the first half of fiscal year 2014 and 2013. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on the operating results of the Company, and as a result, our bonus expense for the first half of fiscal year 2014 decreased by $17.4 million compared to the first half of fiscal year 2013. Our pension expense decreased $10.3 million due to a decrease in the amortization of actuarial losses recorded this quarter compared to the prior year. The decrease is driven by an increase in the discount rate and favorable investment returns. Stock-based compensation decreased $11.7 million, primarily from the reduction of expense from the restricted stock units issued to employees in the Merger; the service period ended and the restricted stock units were fully vested on January 1, 2013. These decreases in expense were partially offset by a $19.9 million increase in base salary for the first half of fiscal year 2014. This increase was driven by a 3% increase in headcount and our annual salary merit increase of 3%. The increase in headcount in our Americas and APAC operations was partially offset by reductions in EMEA headcount as of December 31, 2013, compared to December 31, 2012. As a percentage of revenue, salaries and employee benefits decreased to 60% for the first half of fiscal year 2014 from 62% for the first half of fiscal year 2013.

Professional and Subcontracted Services

Professional and subcontracted services for the second quarter of fiscal year 2014 was $69.1 million, compared to $71.2 million for the second quarter of fiscal year 2013, a decrease of $2.1 million, or 3%. Professional and subcontracted services for the first half of fiscal year 2014 was $130.5 million, compared to $126.8 million for the first half of fiscal year 2013, an increase of $3.6 million, or 3%. Our pass-through expenses, which are reimbursable under our contracts, decreased $0.5 million in the second quarter and increased $1.9 million for the first half of fiscal year 2014 compared to the prior year. In addition, our external service provider fees, which supplements our day-to-day operations, decreased by $1.6 million in the second quarter and increased by $1.6 million in the first half of fiscal year 2014 compared to the prior year. As a percentage of revenue, professional and subcontracted services were 8% for the second quarter of fiscal year 2014 and 2013. As a percentage of revenue, professional and subcontracted services was 8% for first half of fiscal year 2014 compared to 7% in the first half of fiscal year 2013.

Occupancy

Occupancy expense was $34.8 million and $34.7 million for the second quarters of fiscal years 2014 and 2013, respectively. As a percentage of revenue, occupancy expense was 4% for the second quarters of fiscal years 2014 and 2013. Occupancy expense was $68.3 million for the first half of fiscal year 2014 compared to $72.5 million for the first half of fiscal year 2013, a decrease of $4.1 million, or 6%. The decrease in base rent relates to cost savings for office closures and a charge in the prior year for sublease loss accruals. As a percentage of revenue, occupancy expense was 4% for the first half of fiscal years 2014 and 2013.

General and Administrative

General and administrative expenses for the second quarter of fiscal year 2014 was $85.0 million, compared to $80.5 million for the second quarter of fiscal year 2013, an increase of $4.5 million, or 6%. The increase is primarily from increases in travel costs and office expenses. As a percentage of revenue, general and administrative expenses was 10% for the second quarter of fiscal year 2014, compared to 9% for the second quarter of fiscal year 2013.

General and administrative expenses for the first half of fiscal year 2014 was $153.8 million, compared to $156.8 million for the first half of fiscal year 2013, a decrease of $3.0 million, or 2%. The decrease is attributable to a $4.9 million decrease in our professional liability expense resulting from reduced IBNR due to favorable claims experience, partially offset by increases in travel and software maintenance costs. As a percentage of revenue, general and administrative expenses was 9% for the first half of fiscal years 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of fiscal year 2014 was $43.3 million, compared to $44.9 million for the second quarter of fiscal year 2013, a decrease of $1.6 million, or 4%. Depreciation and amortization expense for the first half of fiscal year 2014 was $86.7 million, compared to $87.8 million for the first half of fiscal year 2013, a decrease of $1.1 million, or 1%. The decrease in depreciation and amortization is primarily due to a reduction in our amortization from acquired intangibles. As a percentage of revenue, depreciation and amortization expense was 5% for the three and six months ended December 31, 2013 and 2012.

Transaction and Integration

Transaction and integration expense for the second quarter and first half of fiscal year 2014 was $0.8 million compared to $9.2 million and $18.4 million for the second quarter and first half of fiscal year 2013. These expenses relate to our acquisition activities in fiscal year 2014 and to our information technology integration project in fiscal year 2013.

Provision for Income Taxes

Provision for income taxes on continuing operations for the second quarter fiscal 2014 was $42.3 million, compared to $36.1 million for the second quarter of fiscal year 2013. The effective tax rate was 31.9% for the second quarter of fiscal 2014 and 31.6% for the second quarter of fiscal 2013.

Provision for income taxes on continuing operations for the first half of fiscal year 2014 was $57.1 million with an effective tax rate of 24.5%, compared to $64.4 million with an effective tax rate of 33.3% for the first half of fiscal year 2013. The decrease in the effective tax rate is primarily due to current year income tax benefits on the release of uncertain tax positions of 7.2% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.5% in connection with the enacted statutory tax rate reduction in the U.K. The impact of these current year income tax benefits were recognized discretely in the first quarter of fiscal 2014. There were no significant discrete adjustments recorded to income tax expense in the second quarter of fiscal 2014.

Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

(Loss) Income from Discontinued Operations, net of income tax

Loss from discontinued operations for the three months ended December 31, 2013 was $0.4 million, compared to income from discontinued operations for the three months ended December 31, 2012 of $2.4 million. Income from discontinued operations for the six months ended December 31, 2013 was $2.0 million, compared to $9.2 million for the six months ended December 31, 2012. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During our second quarter, we closed on the sale of the business to JLT. Included in income from discontinued operations for the six months ended December 31, 2013 is a preliminary pre-tax gain on the sale of $18.5 million. This gain results from the adjusted consideration of $212.4 million offset by transaction costs of $6.3 million, accelerated stock-based compensation awards of $1.0 million, and a preliminary $186.5 million disposal of the Brokerage net assets not transferred in the deal. During the three months ended September 30, 2013, $9.5 million of transaction and other discretionary costs were accrued, therefore the preliminary pre-tax gain recorded upon sale during the three months ended December 31, 2013 is $28.0 million. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business is not deductible for tax purposes. The following selected financial information relates to the Brokerage business’s operations for the three and six months ended December 31, 2013 and 2012:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue from discontinued operations	$22,564	$35,224	$63,762	$76,237

Income from discontinued operations before taxes	9,894	3,142	24,398	13,695
Tax expense on discontinued operations	3,692	730	8,801	4,537

Net income from discontinued operations	6,202	2,412	15,597	9,158

Gain from sale of discontinued operations	27,989	—	18,480	—
Tax expense on gain from sale of discontinued operations	34,594	—	32,036	—

Net loss from sale of discontinued operations	(6,605)	—	(13,556)	—

Total net (loss)/income from discontinued operations	$(403)	$2,412	$2,041	$9,158

Net Income (attributable to common stockholders)

Net income for the second quarter of fiscal year 2014 was $86.2 million, compared to $82.3 million for the second quarter of fiscal year 2013. Net income for the first half of fiscal year 2014 was $174.4 million, compared to $141.0 million for the second quarter of fiscal year 2013.

Diluted Earnings Per Share (attributable to common stockholders)

Diluted earnings per share for the second quarter of fiscal year 2014 was $1.21, compared to $1.15 for the second quarter of fiscal year 2013. Diluted earnings per share for the first half of fiscal year 2014 was $2.45, compared to $1.96 for the first half of fiscal year 2013.

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

Our cash and cash equivalents at December 31, 2013 totaled $511.9 million, compared to $532.8 million at June 30, 2013. The decrease in cash from June 30, 2013 to December 31, 2013 was primarily due to contributions to our qualified pension plans, the payment of annual bonuses, and repurchases of common stock, partially offset by cash from operations and a small net contribution of cash from our acquisition and discontinued operations activities over the period.

Our cash and cash equivalents balance included $54.2 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we had a net $457.7 million of cash that is available for our general use.

Our fiduciary assets totaled $12.9 million at December 31, 2013, $5.4 million of which was related to our reinsurance brokerage business and $7.5 million of which was related to our health and welfare benefits administration outsourcing business. While we are permitted to invest such cash in high-quality investments and earn investment income on these holdings, all amounts are held in a fiduciary capacity on behalf of insureds, reinsurers or clients and are not available for other general use by the Company.

We consolidate the investments of a variable interest entity for which we are the investment manager and we receive a management fee. The current contractual language that governs the parties in the entity restricts the investors’ ability to exercise its economic interests in the funds. As a result, we determined that we are the party most closely related to the entity and $277.1 of investments and a corresponding amount of non-controlling interest is recorded on our balance sheet as of December 31, 2013. We proposed technical corrections to the fund documents of the consolidated variable interest entity and we will potentially deconsolidate these funds in our fiscal third quarter.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of December 31, 2013, $450.0 million of Towers Watson’s total cash and cash equivalents balance of $511.9 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2013 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.

Cash Flows (Used in)/From Operating Activities.

Cash flows used in operating activities was $19.9 million for the first half of fiscal year 2014 compared to cash flows from operating activities of $21.4 million for the first half of fiscal year 2013. This decrease is primarily the result of a reduction of employee related liabilities resulting from a larger payout of employee bonus during our first quarter of fiscal year 2014 compared to fiscal year 2013, a decrease in the bonus accrual due to lower performance and the divestiture of our brokerage business in fiscal year 2014. This decrease was offset by increased cash collections from client receivables.

The allowance for doubtful accounts decreased $2.9 million from June 30, 2013 to December 31, 2013. The number of days of sales outstanding decreased to 75 days at December 31, 2013, compared to 83 days at June 30, 2013.

Cash Flows Used In Investing Activities.

Cash flows used in investing activities for the first half of fiscal year 2014 were $62.6 million, compared to $70.4 million of cash flows used in investing activities for the first half of fiscal year 2013. The increase in cash flows used in investing activities is partially due to purchases of investments of our consolidated variable interest entity. Offsetting this increase are decreases in cash flows used in investing activities from the sale of available-for-sale securities in anticipation of our annual bonus payments and net proceeds from acquisitions and divestitures.

Cash Flows From/ (Used In)Financing Activities.

Cash flows from financing activities for the first half of fiscal 2014 were $54.0 million, compared to cash flows used in financing activities of $20.0 million for the first half of fiscal year 2013. The increase in cash from financing activities is due to a cash inflow from our consolidated variable interest entity. In addition, we paid lower dividends in fiscal year 2014, as calendar year 2013 dividends were accelerated and paid in December 2012.

During the six months ended December 31, 2013, the average outstanding balance on our Senior Credit Facility was $11.1 million and the largest outstanding balance was $57.5 million.

Capital Commitments

Capital expenditures were $38.6 million for the first six months of fiscal year 2014. Anticipated commitments of capital funds are estimated around $60 million for the remainder of fiscal year 2014. We expect cash from operations to adequately provide for these cash needs.

Dividends

During the quarter ended December 31, 2013, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.14 per share, which was paid in January 2014. Total dividends paid in the six months ended December 31, 2013 and 2012 were $0.6 million and $48.7 million, respectively.

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

Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2014 are projected to be approximately $30.4 million.

Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $22.7 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $2.2 million to $16.1 million, excluding interest and penalties.

Indebtedness

Towers Watson Senior Credit Facility

On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2013 and 2012, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.98% and 1.51%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).

The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2013, we were in compliance with our covenants.

As of December 31, 2013, Towers Watson had borrowings of $35.0 million outstanding under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility

As of December 31, 2013, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.5 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.

Term Loan Agreement Due June 2017

On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the six months ended December 31, 2013 and 2012 was 1.43% and 1.49%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At December 31, 2013, the balance on the Term Loan was $237.5 million.

This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health.

Non-U.S. GAAP Measures

In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present (1) Adjusted EBITDA, (2) Adjusted income from continuing operations (attributable to common stockholders), and (3) Adjusted Diluted Earnings Per Share from continuing operations (which are all non-U.S. GAAP measures), to eliminate the effect of acquisition-related expenses from the financial results of our operations. We use Adjusted income from continuing operations (attributable to common stockholders), the numerator, for the purpose of calculating Adjusted Diluted Earnings Per Share from continuing operations. The Company believes that Adjusted EBITDA and Adjusted Diluted Earnings Per Share from continuing operations are relevant and useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.

Since the Merger in January 2010, we have incurred significant acquisition-related expenses related to our merger and integration activities necessary to combine Watson Wyatt and Towers Perrin. These acquisition-related expenses include transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Included in our acquisition-related transaction and integration costs are integration consultant fees and legal, accounting, marketing and information technology integration expenses. We consider Adjusted EBITDA and Adjusted Diluted Earnings Per Share from continuing operations to be important financial measures, which we use to internally evaluate and assess our core operations, and benchmark our operating results against our competitors. We use Adjusted EBITDA to evaluate and measure our performance-based compensation plans. Adjusted EBITDA and Adjusted Diluted Earnings Per Share from continuing operations are important in illustrating what our operating results would have been had we not incurred these acquisition-related expenses.

We define Adjusted EBITDA as net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income excluding income from variable interest entity. These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measure of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.

Reconciliation of Adjusted EBITDA to net income (attributable to common stockholders), Adjusted income from continuing operations to net income (attributable to common stockholders) and Adjusted Diluted Earnings Per Share from continuing operations to diluted earnings per share from continuing operations are included in the tables below.

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)

NET INCOME (attributable to common stockholders)	$86,188	$82,290
Less: (Loss)/ income from discontinued operations, net of tax	(403)	2,412

Income from continuing operations (attributable to common stockholders)	$86,591	$79,878

Provision for income taxes	42,283	36,126
Interest, net	1,467	2,794
Depreciation and amortization	43,296	44,930
Other non-operating income (a)	(2,304)	(2,696)
Transaction and integration expenses	808	9,152
Stock-based compensation (b)	—	5,548

Adjusted EBITDA	$172,141	$175,732

	Six Months Ended
	December 31,
	2013	2012
	(in thousands)

NET INCOME (attributable to common stockholders)	$174,402	$141,017
Less: Income from discontinued operations, net of tax	2,041	9,158

Income from continuing operations (attributable to common stockholders)	$172,361	131,859

Provision for income taxes	57,091	64,395
Interest, net	3,374	5,055
Depreciation and amortization	86,681	87,804
Other non-operating income (a)	(2,342)	(4,992)
Transaction and integration expenses	808	18,425
Stock-based compensation (b)	—	11,920

Adjusted EBITDA	$317,973	314,466

(a)	Other non-operating income includes income from affiliates and other non-operating income excluding income from variable interest entity of $3.3 million.
(b)	Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

	Three Months Ended
	December 31,
	2013	2012
	(In thousands, except share and
	per share amounts)

NET INCOME (attributable to common stockholders)	$86,188	$82,290
Less: (Loss)/ income from discontinued operations, net of tax	(403)	2,412

Income from continuing operations (attributable to common stockholders)	86,591	79,878

Adjusted for certain acquisition related items (c):
Amortization of intangible assets	12,731	13,493
Transaction and integration expenses including severance	550	6,260
Stock-based compensation (d)	—	3,795

Adjusted Income from continuing operations	$99,872	$103,426

Weighted average shares of common stock — diluted (000)	71,213	71,847

Diluted earnings per share, as reported from continuing operations	$1.21	$1.11
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.18	0.19
Transaction and integration expenses including severance	0.01	0.09
Stock-based compensation	—	0.05

Adjusted diluted earnings per share from continuing operations	$1.40	$1.44

	Six Months Ended
	December 31,
	2013	2012
	(In thousands, except share and
	per share amounts)
NET INCOME (attributable to common stockholders)	$174,402	$141,017
Less: Income from discontinued operations, net of tax	2,041	9,158

Income from continuing operations (attributable to common stockholders)	172,361	131,859

Adjusted for certain acquisition related items (c):
Amortization of intangible assets	28,841	25,782
Transaction and integration expenses including severance	550	12,228
Stock-based compensation (d)	—	7,896

Adjusted Income from continuing operations	$201,752	$177,765

Weighted average shares of common stock — diluted (000)	71,130	71,920

Diluted earnings per share, as reported from continuing operations	$2.42	$1.83
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.40	0.36
Transaction and integration expenses including severance	0.01	0.17
Stock-based compensation	—	0.11

Adjusted diluted earnings per share from continuing operations	$2.83	$2.47

(c)	The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 31.9% and 31.6% for the three months ended December 31, 2013 and 2012, respectively, and 24.5% and 33.3% for the six months ended December 31, 2013 and 2012, respectively.
(d)	Stock-based compensation relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

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

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2013, we had a $183.2 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.

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

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our ability to protect client data and our information systems;

•	our continued ability to recruit and retain qualified associates;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make suitable acquisitions and divestitures;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisitions of Extend Health and Liazon Corporation are not profitable or are not otherwise successfully integrated;

•	foreign currency exchange and interest rate fluctuations;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

•	our Exchange Solutions or One Exchange businesses fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new insurance carrier relationships;

•	changes and developments in the health insurance system in the United States;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions and business opportunities;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;

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

For the six months ended December 31, 2013, 47% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of December 31, 2013, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $14.8 million, or 8%, for the six months ended December 31, 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our condensed consolidated financial position as well as our condensed consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections. See Note 6, “Derivative Financial Instruments” in the notes to the consolidated financial statements contained in this Form 10-Q for a further discussion of our foreign currency forwards and their fair market value.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 “Debt, Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2013.

ITEM 1A. RISK FACTORS.

Except as described below, there are no material changes from risk factors as previously disclosed in our 2013 Annual Report on Form 10-K, filed on August 15, 2013. We urge you to read the risk factors contained in our Form 10-K.

The performance of our Exchange Solutions segment could have a disproportionate impact on our stock price.

Our Exchange Solutions business was formed in 2012 with our acquisition of Extend Health. We have since added to that segment with our Liazon acquisition, and are moving certain other legacy operations to that segment. While we expect further significant expansion of our Exchange Solutions business over time, that segment’s current revenue is substantially lower than that of our three other segments. Given the heightened focus on changes in the U.S. health care market and acceleration in the development and use of private health care insurance exchanges, and the current size of our Exchange Solutions segment, the short- and medium-term performance of the Exchange Solutions segment, or any factor that has a real or perceived impact on that segment, could have a disproportionate impact on our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of December 31, 2013, 445,289 shares remained available for repurchase under this authority.

The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of December 31, 2013, $120.5 million remained available for repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the second quarter of fiscal year 2014 and the Company’s repurchase plans.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2013 through October 31, 2013	—	$—	—	1,569,324
November 1, 2013 through November 30, 2013	90,000	111.91	90,000	1,479,324
December 1, 2013 through December 31, 2013	252,900	120.10	252,900	1,389,324

	342,900	117.95	342,900	1,389,324

(a)	All of the shares of Class A Common Stock repurchased in the second quarter of fiscal year 2014 were repurchased under the anti-dilution plan approved by the Board of Directors.
(b)	The maximum number of shares that may yet be purchased under our two stock repurchase plans is 1,389,324. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on December 31, 2013 of $127.61.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 2 dated as of January 13, 2014 to Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C lender.*

10.2	Amendment No. 2 dated as of January 13, 2014 to Term Loan Credit Agreement, dated as of June 2, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent.*

31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*

32.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012,(iii) Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2012 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements*.

*	Filed or furnished herewith.
**	Designates management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		February 6, 2014
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		February 6, 2014
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		February 6, 2014
Name:	Michael M. Thomson	Date
Title:	Controller (Chief Accounting Officer)