Form 10-Q
period 2014-03-31
Towers Watson & Co.
filed 2014-05-06
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34594
___________________________________________________
TOWERS WATSON & CO.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	27-0676603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
875 Third Avenue New York, NY	10022
(Address of principal executive offices)	(zip code)
(212) 725-7550
(Registrant’s telephone number, including area code)
___________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 70,299,510 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue	$904,833	$892,977	$2,602,927	$2,597,233
Costs of providing services:
Salaries and employee benefits	547,385	542,271	1,574,535	1,590,530
Professional and subcontracted services	57,729	62,908	188,203	189,751
Occupancy	33,961	34,666	102,288	107,116
General and administrative expenses	82,844	76,381	236,651	233,163
Depreciation and amortization	44,250	43,166	130,931	130,970
Transaction and integration expenses	241	12,328	1,049	30,753
	766,410	771,720	2,233,657	2,282,283
Income from operations	138,423	121,257	369,270	314,950

Loss from affiliates	—	—	—	(56)
Interest income	758	613	1,847	2,118
Interest expense	(2,090)	(3,483)	(6,553)	(10,043)
Other non-operating income	4,053	12	9,743	5,060
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141,144	118,399	374,307	312,029
Provision for income taxes	39,231	35,254	96,322	99,649
INCOME FROM CONTINUING OPERATIONS	101,913	83,145	277,985	212,380
Income from discontinued operations, net of tax of $175, $6,621, $41,012, and $11,158, respectively	3,939	11,700	5,980	20,858
NET INCOME BEFORE NON-CONTROLLING INTERESTS	105,852	94,845	283,965	233,238
Less: Income (loss) attributable to non-controlling interests	3,346	(71)	7,057	(2,695)
NET INCOME (attributable to common stockholders)	$102,506	$94,916	$276,908	$235,933
Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.40	$1.18	$3.83	$3.03
Income from discontinued operations	0.06	0.17	0.09	0.29
Net income	$1.46	$1.35	$3.92	$3.32
Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.39	$1.17	$3.81	$3.00
Income from discontinued operations	0.06	0.17	0.09	0.29
Net income	$1.45	$1.34	$3.90	$3.29

Weighted average shares of common stock, basic (000)	70,447	70,530	70,685	71,094
Weighted average shares of common stock, diluted (000)	70,884	71,076	71,047	71,639
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income before non-controlling interests	$105,852	$94,845	$283,965	$233,238
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(797)	(96,135)	87,938	(47,412)
Defined pension and post-retirement benefit costs	2,806	(4,137)	9,337	(21,260)
Hedge effectiveness	292	546	(738)	(250)
Available-for-sale securities	(483)	93	(261)	149
Other comprehensive income/(loss) before non-controlling interests	1,818	(99,633)	96,276	(68,773)
Comprehensive income before non-controlling interests	107,670	(4,788)	380,241	164,465
Comprehensive income/(loss) attributable to non-controlling interest	3,325	(1,316)	6,422	(3,072)
Comprehensive income/(loss) (attributable to common stockholders)	$104,345	$(3,472)	$373,819	$167,537
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Cash and cash equivalents	$636,960	$532,805
Fiduciary assets	10,651	148,414
Short-term investments	28,455	56,645
Receivables from clients:
Billed, net of allowances of $10,528 and $12,768	492,353	519,580
Unbilled, at estimated net realizable value	322,714	306,258
	815,067	825,838
Other current assets	131,700	148,519
Total current assets	1,622,833	1,712,221
Fixed assets, net	362,317	346,915
Deferred income taxes	77,537	86,313
Goodwill	2,284,097	2,218,935
Intangible assets, net	671,178	687,758
Other assets	324,707	279,935
Total Assets	$5,342,669	$5,332,077
Liabilities
Accounts payable, accrued liabilities and deferred income	$349,602	$351,648
Employee-related liabilities	448,548	560,831
Fiduciary liabilities	10,651	148,414
Term loan - current	25,000	25,000
Other current liabilities	65,891	26,980
Total current liabilities	899,692	1,112,873
Revolving credit facility	—	—
Term loan	206,250	225,000
Accrued retirement benefits and other employee-related liabilities	667,985	771,429
Professional liability claims reserve	261,126	251,191
Other noncurrent liabilities	270,528	226,750
Total Liabilities	2,305,581	2,587,243
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 and 69,178,097 issued and 70,371,311 and 65,341,759 outstanding	746	692
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 0 and 5,374,070 issued and outstanding	—	54
Additional paid-in capital	1,854,733	1,850,448
Treasury stock, at cost — 4,181,350 and 3,836,338 shares	(280,416)	(221,643)
Retained earnings	1,650,410	1,394,407
Accumulated other comprehensive loss	(202,553)	(299,464)
Total Stockholders’ Equity	3,022,920	2,724,494
Non-controlling interest	14,168	20,340
Total Equity	3,037,088	2,744,834
Total Liabilities and Total Equity	$5,342,669	$5,332,077
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income before non-controlling interests	$283,965	$233,238
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	4,241	8,204
Depreciation	73,967	73,762
Amortization of intangible assets	57,402	59,287
Gain on sale of discontinued operations, pretax	(23,631)	—
Provision for deferred income taxes	64,052	39,120
Stock-based compensation	16,045	24,203
Other, net	(3,743)	(2,333)
Changes in operating assets and liabilities
Receivables from clients	16,846	112
Fiduciary assets	113,017	(6,796)
Other current assets	1,016	(10,053)
Other noncurrent assets	(6,432)	1,260
Accounts payable, accrued liabilities and deferred income	(34,948)	(8,706)
Employee-related liabilities	(128,510)	(40,326)
Fiduciary liabilities	(113,017)	6,796
Accrued retirement benefits and other employee-related liabilities	(113,690)	(118,029)
Professional liability claims reserves	9,418	(4,997)
Other current liabilities	(607)	(223)
Other noncurrent liabilities	(14,141)	1,508
Income tax related accounts	21,501	30,484
Cash flows from operating activities	$222,751	$286,511
Cash flows used in investing activities:
Cash paid for business acquisitions	$(210,814)	$(5,678)
Cash transferred with discontinued operations	(25,066)	—
Proceeds from discontinued operations	256,953	4,285
Cash acquired from business acquisitions	3,949	636
Fixed assets and software for internal use	(50,825)	(66,626)
Purchases of investments of consolidated variable interest entity	(109,510)	—
Capitalized software costs	(36,596)	(41,768)
Purchases of held-to-maturity securities	(14,994)	—
Purchases of available-for-sale securities	(44,891)	(18,188)
Sales and redemptions of available-for-sale securities	74,246	36,258
Cash flows used in investing activities	$(157,548)	$(91,081)
Cash flows from/(used in) financing activities:
Borrowings under credit facility	$220,600	$391,600
Repayments under credit facility	(220,600)	(464,600)
Repayments of notes payable	(18,750)	—
Cash received from consolidated variable interest entity	109,510	—
Contingent retention liability	21,746	—
Cash paid on retention liabilities	(1,939)	—
Dividends paid	(11,165)	(48,147)
Repurchases of common stock	(74,506)	(41,596)
Payroll tax payments on vested shares	(7,457)	(24,879)
Excess tax benefit	9,800	—
Cash flows from/(used in) financing activities	$27,239	$(187,622)
Effect of exchange rates on cash	$11,713	$(13,296)
Increase/(decrease) in cash and cash equivalents	104,155	(5,488)
Cash and cash equivalents at beginning of period	532,805	478,179
Cash and cash equivalents at end of period	$636,960	$472,691

Supplemental disclosures:
Cash paid for interest	$2,831	$6,278
Cash paid for income taxes, net of refunds	$45,414	$43,398
Transfers into consolidated investment funds	$223,212	$—
Deconsolidation of investment funds (see Note 9)	$339,019	$—
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)	—	—	—	—	—	—	235,933	—	(2,695)	233,238
Other comprehensive income	—	—	—	—	—	—	—	(68,396)	(377)	(68,773)
Repurchases of common stock	—	—	—	—	—	(46,618)	—	—	—	(46,618)
Shares received for employee taxes upon vesting of restricted stock units	(429)	(4)	—	—	—	(24,875)	—	—	—	(24,879)
Exercises of stock options	—	—	—	—	(5,560)	6,378	—	—	—	818
Vesting of restricted stock units	(89)	—	—	—	(30,570)	31,492	—	—	—	922
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(42,023)	—	—	(42,023)
Stock-based compensation	—	—	—	—	24,203	—	—	—	—	24,203
Acceleration of Class B shares to Class A shares	5,661	56	(5,662)	(56)	—	—	—	—	—	—
Balance as of March 31, 2013	68,665	$687	5,374	$54	$1,821,872	$(202,524)	$1,311,532	$(419,141)	$21,725	$2,534,205

Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income	—	—	—	—	—	—	276,908	—	7,057	283,965
Other comprehensive income/(loss)	—	—	—	—	—	—	—	96,911	(635)	96,276
Repurchases of common stock	—	—	—	—	—	(74,506)	—		—	(74,506)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(7,457)	—	—	—	(7,457)
Exercises of stock options	—	—	—	—	(4,380)	5,064	—	—	—	684
Vesting of restricted stock units	—	—	—	—	(24,934)	18,126	—	—	—	(6,808)
Acquisitions	—	—	—	—	6,717	—	—	—	(6,297)	420
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	332,722	332,722
Deconsolidation of redeemable non-controlling interest from variable interest entity	—	—	—	—	—	—	—	—	(339,019)	(339,019)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(20,905)	—	—	(20,905)
Excess tax benefits	—	—	—	—	9,800	—	—	—	—	9,800
Stock-based compensation	—	—	—	—	17,082	—	—	—	—	17,082
Conversion of Class B shares to Class A shares	5,374	54	(5,374)	(54)	—	—	—	—	—	—
Balance as of March 31, 2014	74,552	$746	—	$—	$1,854,733	$(280,416)	$1,650,410	$(202,553)	$14,168	$3,037,088

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
Our fiscal year 2014 began July 1, 2013 and ends June 30, 2014.
The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2014. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
As discussed further in Note 2 – Acquisitions and Divestitures, we have classified the operating results of our reinsurance and property and casualty insurance brokerage business as discontinued operations for all periods presented in our condensed consolidated statements of operations. This business was sold in November 2013.
Note 2 — Acquisitions and Divestitures.
Acquisition
There was one acquisition in the nine months ended March 31, 2014, which was not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. Our acquisition information is included to provide our investors with a better understanding of our strategic acquisitions.
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a leader in developing and delivering private benefit exchanges for active employees, for $203.2 million in cash and assumed equity awards valued at $8.0 million. See Note 12 for further information on the assumed stock options. The Liazon business became a new line of business, which complements our existing OneExchange offerings under the Exchange Solutions segment. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in the Exchange Solutions segment and in our condensed consolidated financial statements.
During the second and third quarters of fiscal 2014, we recorded the tangible assets received, liabilities assumed, and the preliminary fair value of intangibles. The intangibles included developed technology, valued at $34.3 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the technology intangible was developed using the multi-period excess earnings method valuation model. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. Based on the fair value of these intangibles, we also recorded a net deferred tax liability of $0.7 million. It was determined that total consideration was $211.2 million, and we recorded $174.0 million of goodwill related to the acquisition of Liazon.

Divestitures
Sale of our Brokerage business.
On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage (“Brokerage”) business to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The Brokerage business was a component of our Risk and Financial Services segment. The sale closed during our second quarter of fiscal year 2014. We divested this business as part of our strategy to focus on the businesses where we are market leaders. We continue to focus on risk consulting, software and other services for the insurance industry. The business will be branded for a transitional period of 15 months from the closing date as JLT Towers Re.
As part of the transaction, we entered into an Alliance Agreement with JLT that will ensure clients have continued access to our risk consulting and software services. This agreement will also provide JLT Towers Re with continued use of Towers Watson’s proprietary actuarial models and software.
The Company assessed the guidance under ASC 205 to determine if the Alliance Agreement or any other terms of the sale agreement constituted significant continuing direct cash flows or significant continuing involvement with the Brokerage business after the sale. The Company compared the cash flows expected to be recognized from the Brokerage business as a result of the continuation or migration of activities after the disposal transaction to the projected generation of cash flows by the Brokerage business that we could have expected absent the disposal transaction. Based on this analysis, the expected annual cash inflows or outflows related to the portion of revenues shared or commissions received or paid and software sales under the Alliance Agreement are each expected to represent approximately 1% or less of the annual revenues generated by our Brokerage business operations prior to the disposal. This was deemed not significant.
The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party for the next five years. These amounts were previously eliminated as intercompany transactions, and are $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which were prepaid as part of deal consideration or will be repaid by JLT over the next two years. The cash flows associated with these arrangements represent approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business do not preclude discontinued operations presentation, and the Company has therefore reclassified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. The following selected financial information relates to the Brokerage business’s operations for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue from discontinued operations	$—	$47,990	$63,762	$124,227

(Loss)/income from discontinued operations before taxes	(1,037)	18,321	23,361	32,016
Tax expense on discontinued operations	188	6,621	8,989	11,158
Net (loss)/income from discontinued operations	(1,225)	11,700	14,372	20,858

Gain from sale of discontinued operations	5,151	—	23,631	—
Tax (credit)/expense on gain from sale of discontinued operations	(13)	—	32,023	—
Net income/(loss) from sale of discontinued operations	5,164	—	(8,392)	—
Total net income from discontinued operations	$3,939	$11,700	$5,980	$20,858

Only the fiduciary assets and liabilities associated with the European businesses were sold. North American fiduciary assets and liabilities have not been disposed of due to certain legal restrictions which do not permit the transfer of these assets and liabilities.
In addition to the stated $250 million cash consideration stipulated in the sale agreement, a preliminary purchase price adjustment of $28.7 million was paid to the Company by JLT representing the preliminary value of net assets transferred in the sale. The completion accounts and this purchase price adjustment were finalized during the Company’s third fiscal quarter and an additional $2.7 million is expected to be received during the fourth fiscal quarter.
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at March 31, 2014 is carried at fair value on the accompanying consolidated balance sheets (see Note 5 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
The obligation for retention payments and certain other negotiated terms reduced total consideration received at close to $215.1 million. Total transaction and integration costs were approximately $6.4 million. We finalized the completion accounts and the purchase price adjustments during the third quarter of fiscal 2014. Our final pre-tax gain on the sale is $23.6 million. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business is not deductible for tax.
Note 3 — Investments.
We hold available-for-sale investments comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds. We also hold held-to-maturity investments comprised of fixed income securities. See Note 5 – Fair Value Measurements for the investments by type of security. The fixed income securities all mature within twelve months of the balance sheet date and are classified as short-term investments on the condensed consolidated balance sheet. We held no material trading securities as of March 31, 2014 and June 30, 2013.
Additional information on available-for-sale security balances is provided in the following table as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014				As of June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Fixed income securities (a)	$14,992	$2	$—	$14,994	$56,602	$15	$(2)	$56,615
Equity securities (a)	114	16	(3)	127	853	476	(1)	1,328
Mutual funds and exchange-traded funds (b)	47,912	1,641	—	49,553	26,666	14	(97)	26,583

(a)
As of March 31, 2014, all fixed income securities are classified as held-to-maturity and are reflected as short-term investments on the condensed consolidated balance sheet. As of June 30, 2013, all fixed income securities are classified as available-for-sale and are reflected as short-term investments on the condensed consolidated balance sheet. Certain liquid short-term investments, such as term deposits and certificates of deposits, are classified as short-term investments on the balance sheet but are not available-for-sale or held-to-maturity investments and therefore, are not included in the table above.

(b)	Reflected as short-term investments or other assets on the condensed consolidated balance sheet as of March 31, 2014 and June 30, 2013.
For all investments, other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or Merger date. Proceeds from sales and maturities of investments of available-for-sale securities during the nine months ended March 31, 2014 were $59.3 million, resulting in realized gains of $0.8 million that is reflected as income from discontinued operations on the condensed consolidated statement of operations. For the nine months ended March 31, 2014, $1.6 million of these proceeds related to the sale of investments as part of the divestiture of our Brokerage business. Proceeds from sales and maturities of investments of available-for-sale securities during the nine months ended March 31, 2013 were $34.7 million, resulting in no realized gains/losses. There were no proceeds from sales and maturities of held-to-maturity securities during the nine months ended March 31, 2014 and March 31, 2013.

There were no material investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized. There were no material investments with unrealized losses as of March 31, 2014. The aggregate fair value of investments with unrealized losses as of June 30, 2013 was $36.3 million.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2013	$1,233,272	$534,150	$108,850	$341,449	$1,214	$2,218,935
Goodwill related to acquisitions	—	—	—	173,968	—	173,968
Goodwill related to disposals	—	(167,822)	—	—	—	(167,822)
Translation adjustment	38,260	17,647	3,109	—	—	59,016
Balance as of March 31, 2014	$1,271,532	$383,975	$111,959	$515,417	$1,214	$2,284,097
Included in the Risk and Financial Services activity is a $167.8 million reduction in goodwill related to the disposal of our Brokerage business, which was completed on November 6, 2013. See Note 2 for additional information regarding the sale of this business.
Included in the Exchange Solutions goodwill acquired is $174.0 million of goodwill related to the acquisition of Liazon, which closed on November 22, 2013. We recorded the consideration less the tangible assets and liabilities as goodwill as of March 31, 2014. See Note 2 for additional information regarding this acquisition.
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the nine months ended March 31, 2014:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Trademarks & trade names	Total
Balance as of June 30, 2013	$246,247	$69,515	$3,565	$—	$319,327
Intangibles acquired	600	34,300	—	150	35,050
Intangibles related to disposal	(8,254)	—	—	—	(8,254)
Amortization	(35,106)	(22,146)	(710)	(150)	(58,112)
Translation adjustment	5,187	715	(16)	—	5,886
Balance as of March 31, 2014	$208,674	$82,384	$2,839	$—	$293,897

For the three and nine months ended March 31, 2014, we recorded $19.4 million and $57.4 million, respectively, of amortization related to our intangible assets, exclusive of favorable lease agreements. For the three and nine months ended March 31, 2013, we recorded $19.4 million and $59.3 million, respectively, of amortization related to our intangible assets. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.

Included in the change in customer related intangible assets is the reduction of $8.3 million associated with the sale of our Brokerage business, which closed on November 6, 2013.

As part of the integration of our Retirement business, during the second quarter of fiscal 2012, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment associated with this application and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur predominantly over the next two to three years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. For the three and nine months ended March 31, 2014, we recorded $0.4 million and $1.7 million, respectively, of additional amortization expense and $3.8 million and $6.3 million of additional amortization expense for the three and nine months ended March 31, 2013, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets were $377.3 million and $368.4 million as of March 31, 2014 and June 30, 2013, respectively. The change during the period was due to foreign currency translation.

Our acquired unfavorable lease liabilities were $11.0 million and $13.5 million as of March 31, 2014 and June 30, 2013, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the nine months ended March 31, 2014 was comprised of a reduction to rent expense of $2.5 million.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014		As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trade name	$520	$520	$370	$370
Customer related intangibles	387,223	178,549	390,027	143,780
Core/developed technology	175,566	93,182	164,762	95,247
Favorable lease agreements	6,453	3,614	6,496	2,931
Total finite-lived intangible assets	$569,762	$275,865	$561,655	$242,328

Unfavorable lease agreements	25,982	14,947	25,591	12,122
Total finite-lived intangible liabilities	$25,982	$14,947	$25,591	$12,122
Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2014 was 5.3 years.
The following table reflects:
1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and
2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities for the remainder of fiscal 2014 and for subsequent fiscal years:

Fiscal year ending June 30,	Amortization	Rent (Offset) Expense
2014	$17,937	$(575)
2015	67,783	(2,027)
2016	57,714	(1,567)
2017	53,379	(1,864)
2018	42,967	(1,981)
Thereafter	51,278	(182)
Total	$291,058	$(8,196)
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
Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013:

	Fair Value Measurements on a Recurring Basis at March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Corporate bonds (a)	$—	$14,994	$—	$14,994
Equity securities (a)	127	—	—	127
Mutual funds / exchange traded funds (b)	49,553	—	—	49,553
Derivatives:
Foreign exchange forwards (c)	—	417	—	417
Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$1,183	$—	$1,183
Contingent Liabilities:
Retention bonus liability (d)	—	—	19,807	19,807

	Fair Value Measurements on a Recurring Basis at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. treasury securities and obligations of the U.S government, government agencies and authorities (a)	$2,014	$—	$—	$2,014
U.S. Corporate bonds (a)	—	53,100	—	53,100
Foreign corporate bonds (a)	—	1,501	—	1,501
Equity securities (a)	1,328	—	—	1,328
Mutual funds / exchange-traded funds (b)	26,583	—	—	26,583
Derivatives:
Foreign exchange forwards (c)	—	546	—	546
Liabilities:
Derivatives:
Foreign exchange forwards (c)	$—	$353	$—	$353
_________________________

(a)	These assets are included in short-term investments on the condensed consolidated balance sheet.

(b)	These assets are included in short-term investments or other assets on the condensed consolidated balance sheet.

(c)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

(d)
These liabilities are included in other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheet. The fair value was determined using a discounted cash flow model. There have been no material changes in the fair value of this liability subsequent to initial recognition.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2014, we recorded gains of $0.1 million and $0.1 million, respectively, for instruments still held at March 31, 2014. For the three and nine months ended March 31, 2013, we recorded losses of $1.5 million and $1.5 million for instruments still held at March 31, 2013, respectively. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at March 31, 2014 or 2013.
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
The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended March 31, 2014.
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of its forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At March 31, 2014, the longest outstanding maturity was 15 months. As of March 31, 2014, a net $0.9 million pretax loss was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized.
As of March 31, 2014 and June 30, 2013, we had cash flow and economic hedges with a notional value of $63.3 million and $107.2 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of March 31, 2014 and June 30, 2013 was a liability of $0.8 million and an asset of $0.2 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of March 31, 2014 and June 30, 2013 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		March 31, 2014	June 30, 2013		March 31, 2014	June 30, 2013
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$295	$395	Accounts payable, accrued liabilities and deferred income	$(1,181)	$(159)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	122	151	Accounts payable, accrued liabilities and deferred income	(2)	(194)
Total derivative assets (liabilities)		$417	$546		$(1,183)	$(353)
The effects of derivative instruments that are designated as hedging instruments on the consolidated statements of operations and the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2014 and 2013 and for the nine months ended March 31, 2014 and 2013 are as follows:

Derivatives designated as hedging instruments for the three months ended March 31, 2014 and 2013:	Gain recognized in OCI (effective portion)		Location of loss reclassified from OCI into income (effective portion)	Loss reclassified from OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange Forwards	$85	$556	General and administrative expenses	$(520)	$(386)	General and administrative expenses	$(4)	$(1)
Total	$85	$556		$(520)	$(386)		$(4)	$(1)

Derivatives designated as hedging instruments for the nine months ended March 31, 2014 and 2013:	Loss recognized in OCI (effective portion)		Location of loss reclassified from OCI into income (effective portion)	Loss reclassified from OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange forwards	$(1,978)	$(503)	General and administrative expenses	$852	$(121)	General and administrative expenses	$(1)	$(1)
Total	$(1,978)	$(503)		$852	$(121)		$(1)	$(1)
Included in the notional values above are $25.8 million and $33.6 million as of March 31, 2014 and June 30, 2013, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013 are as follows:

		(Loss) gain recognized in income
		Three Months Ended March 31,		Nine Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of (loss) gain recognized in income	2014	2013	2014	2013
Foreign exchange forwards	General and administrative expenses	$(365)	$(146)	$697	$1,928
Total		$(365)	$(146)	$697	$1,928
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
All expenses and contributions presented in this note are inclusive of amounts classified as discontinued operations in the accompanying condensed consolidated statements of operations.
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	North America	Europe	North America	Europe
Service cost	$17,493	$3,054	$17,731	$3,074
Interest cost	35,062	10,182	33,854	9,182
Expected return on plan assets	(46,968)	(11,457)	(46,586)	(10,168)
Amortization of net loss	5,473	2,235	11,440	1,441
Amortization of prior service (credit)/cost	(2,095)	10	(2,094)	10
Net periodic benefit cost	$8,965	$4,024	$14,345	$3,539

	Nine Months Ended March 31,
	2014		2013
	North America	Europe	North America	Europe
Service cost	$52,819	$9,162	$53,189	$9,221
Interest cost	105,628	30,545	101,566	27,545
Expected return on plan assets	(141,375)	(34,370)	(139,540)	(30,505)
Amortization of net loss	16,597	6,706	34,325	4,324
Amortization of prior service (credit)/cost	(6,284)	31	(6,283)	29
Net periodic benefit cost	$27,385	$12,074	$43,257	$10,614
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
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Service cost	$365	$441	$1,097	$1,323
Interest cost	2,216	2,197	6,647	6,590
Expected return on plan assets	(28)	(33)	(84)	(98)
Amortization of net (gain) loss	(436)	83	(1,309)	250
Amortization of prior service credit	(1,751)	(2,051)	(5,253)	(6,152)
Net periodic benefit cost	$366	$637	$1,098	$1,913
Employer Contributions to Defined Benefit Pension Plans
The Company made $67.0 million in contributions to the North American plans during the first nine months of fiscal year 2014 and anticipates making $5.9 million in contributions over the remainder of the fiscal year. The Company made $24.6 million in contributions to European plans during the first nine months of fiscal year 2014 and anticipates making $13.8 million in contributions over the remainder of the fiscal year. Of the amount contributed for the European plans, $10.1 million was a contribution to the German pension plan which was previously unfunded. The Company expects to fund the German plan obligation over the next 10 years.
Defined Contribution Plans

The cost of the Company’s contributions to the various U.S. defined contribution plans for the three months ended March 31, 2014 and 2013 amounted to $9.9 million and $9.3 million, respectively. The cost of the Company’s contributions to the plans for the nine months ended March 31, 2014 and 2013 amounted to $22.3 million and $22.3 million, respectively.
The cost of the Company’s contributions to the various U.K. defined contribution plans for the three months ended March 31, 2014 and 2013 amounted to $5.2 million and $5.6 million, respectively. The cost of the Company’s contributions to the plans for the nine months ended March 31, 2014 and 2013 amounted to $15.1 million and $16.8 million, respectively.
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
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the nine months ended March 31, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.93% and 1.49%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2014, we were in compliance with our covenants.
As of March 31, 2014, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.4 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the nine months ended March 31, 2014 and 2013 was 1.42% and 1.47%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017 . The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At March 31, 2014, the balance on the Term Loan was $231.3 million.

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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2014, we had a $182.3 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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

Former Towers Perrin shareholder litigation
A putative class action lawsuit filed by certain former shareholders of Towers Perrin (the "Dugan Action") previously was reported in Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-161705) filed on November 9, 2009 by the Jupiter Saturn Holding Company (the “Registration Statement”). As reported in the Registration Statement, the complaint was filed on November 5, 2009 against Towers Perrin, members of its board of directors, and certain members of senior management in the United States District Court for the Eastern District of Pennsylvania.
The named Plaintiffs in this action were former members of Towers Perrin’s senior management, who left Towers Perrin at various times between 1995 and 2000. The Dugan plaintiffs sought to represent a class of former Towers Perrin shareholders who separated from service on or after January 1, 1971, but prior to certain changes in Towers Perrin's capital structure that occurred in January 2005, and who also meet certain other specified criteria. The complaint does not contain a quantification of the damages sought.
On December 9, 2009, Watson Wyatt was informed by Towers Perrin of a settlement demand from the plaintiffs in the Dugan Action. Although the complaint in the Dugan Action did not contain a quantification of the damages sought, plaintiffs’ settlement demand, which was orally communicated to Towers Perrin on December 8, 2009 and in writing on December 9, 2009, sought a payment of $800 million to settle the action on behalf of the proposed class. Plaintiffs requested that Towers Perrin communicate the settlement demand to Watson Wyatt.
On December 17, 2009 , four other former Towers Perrin shareholders, all of whom voluntarily left Towers Perrin in May or June 2005 and all of whom were excluded from the proposed class in the Dugan Action, commenced a separate legal proceeding (the "Allen Action") in the United States District Court for the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. A fifth plaintiff joined this action on August 29, 2011. These plaintiffs were proceeding in their individual capacities and did not seek to represent a proposed class.
On January 15, 2010 , another former Towers Perrin shareholder who separated from service with Towers Perrin in March 2005 when Towers Perrin and EDS launched a joint venture that led to the creation of a corporate entity known as ExcellerateHRO (“eHRO”), commenced a separate legal proceeding (the "Pao Action") in the United States District Court of the Eastern District of Pennsylvania alleging the same claims in substantially the same form as those alleged in the Dugan Action. Towers Perrin contributed its Towers Perrin Administrative Solutions (“TPAS”) business to eHRO and formerly was a minority shareholder (15)% of eHRO. Pao sought to represent a class of former Towers Perrin shareholders who separated from service in connection with Towers Perrin’s contribution to eHRO of its TPAS business and who were excluded from the proposed class in the Dugan Action. Towers Watson was also named as a defendant in the Pao Action. On January 20, 2010, the court consolidated the three actions for all purposes under the Dugan Action file number.
Pursuant to the Towers Perrin Bylaws in effect at the time of their separations, the Towers Perrin shares held by all plaintiffs were redeemed by Towers Perrin at book value when these individuals separated from employment. The complaints alleged variously that there was a promise that Towers Perrin would remain privately owned in perpetuity and an implied or actual promise that in the event of a change to public ownership plaintiffs would receive compensation. Plaintiffs alleged that by agreeing to sell their shares back to Towers Perrin at book value upon separation, they and other members of the putative classes relied upon these alleged promises, which they claim were breached as a result of the consummation of the Merger between Watson Wyatt and Towers Perrin. The complaints all asserted claims for breach of contract, breach of express trust, breach of fiduciary duty, promissory estoppel, quasi-contract/unjust enrichment, and constructive trust, and seek equitable relief including an accounting, disgorgement, rescission and/or restitution, and the imposition of a constructive trust.
On February 22, 2010, defendants filed a motion to dismiss the complaints in their entireties. By order dated September 30, 2010, the court granted the motion to dismiss plaintiffs’ claim for a constructive trust and denied the motion with respect to all other claims alleged. Pursuant to the court’s September 30, 2010 order, defendants also filed answers to plaintiffs’ complaints on October 22, 2010. Discovery in the case was bifurcated, with fact discovery to proceed before expert witness and damages discovery. Neither the plaintiffs in the Dugan Action nor the plaintiff in Pao Action moved for class certification. Defendants filed a motion for summary judgment on all claims in all actions on December 23, 2011. The court heard argument on June 19, 2012, and on December 11, 2012 granted defendants’ motion, and entered judgment in favor of defendants on all claims. On January 10, 2013, plaintiffs filed a joint notice of their intent to appeal the court’s judgment to the U.S. Court of Appeals for the Third Circuit. On February 13, 2013, the parties were notified that the appeal had been assigned for mediation pursuant to the Third Circuit’s mediation program. During the mediation session held on May 7, 2013, the parties reached agreement on settlement terms that include payment of an aggregate $10 million to an agreed settlement class (including all persons in the classes as defined in the respective complaints in the Dugan Action and the Pao Action, plus additional former Towers Perrin shareholders who separated from Towers Perrin between January 1971 and June 2005) estimated to potentially include more than 1,000 former Towers Perrin shareholders, which payment would also cover legal fees of plaintiffs’ attorneys, as determined by the court, and expenses incurred to administer the settlement.
The cases were then returned to the district court for consideration of the proposed settlement. On September 24, 2013, the court preliminarily certified the settlement class and preliminarily approved the parties’ proposed settlement.
At a hearing on February 12, 2014, the court gave its final approval to the settlement. The final order and judgment approving the settlement and dismissing the Dugan, Allen and Pao Actions with prejudice was entered on February 18, 2014. No appeal was taken from that final order and judgment during the applicable appeal period, and the resolution and dismissal of the cases as against all defendants is now final.
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

On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleges four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. The Company has filed an answer to the complaint denying all claims and asserting affirmative defenses and plans to continue to defend vigorously against these legal proceedings. A mediation took place on September 5, 2012. On January 16, 2014, the Company and TWIS filed an amended answer and counterclaim asserting that Acument Global Technologies, Inc. failed to fulfill its fiduciary duties to the Acument Pension Plan with respect to its investment in the Westridge Funds. On or about February 28, 2014, the Company received Acument’s expert’s damages report, which asserts the range of loss to be between $38.0 million and $86.0 million, which we understand to be comprised primarily of investment losses (including opportunity costs); more specifically, Acument seeks the present-day value of an alternative investment in a “comparable” fund, less what Acument has been returned from the Westridge Receiver. On or about March 27, 2014, the Company submitted a rebuttal expert damages report, which asserts a range of up to $16.6 million. This range assumes a finding of liability and no contribution for the Company’s pending counterclaim. Based on all of the information to date, including the Company’s rebuttal expert damages report, the Company believes there is no reasonably possible material loss in excess of amounts currently accrued. The dispute remains extant.
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
Through our wholly owned subsidiaries, Towers Watson Investment Management Limited and Towers Watson Investment Management, Ireland, we manage approximately $1.8 billion of assets in investment funds that are considered VIEs and for which our management fee is considered a variable interest. We have determined that these funds qualify for the deferral to certain provisions of ASC Subtopic 810-10, Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds. In accordance with this deferral, we determine whether we consolidate the fund based on whether we absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected returns.
During our third fiscal quarter we deconsolidated two previously consolidated funds. Previously, the contracts governing these two funds contained language that restricted the investors' ability to exercise their economic interests in the funds, thereby causing the investors to become related parties of the Company and requiring the Company to combine its own interests with the interests of these investors for purposes of performing the primary beneficiary test. This restrictive language was modified during our third fiscal quarter, which resulted in the investors, other than the Company's defined benefit retirement plans, to no longer be considered related parties, and the Company to no longer be considered the primary beneficiary of the funds. The mark-to-market gains on the investments prior to deconsolidation were $3.0 million and $6.3 million, respectively, for the three and nine months ended March 31, 2014, and are reflected on the accompanying condensed consolidated statements of operations in other non-operating income. The fair value of these investments on the date of deconsolidation, inclusive of the cumulative gains, was $339.0 million, and was removed from the condensed consolidated balance sheets by eliminating the investments of consolidated variable interest entity and by reducing non-controlling interests. The non-controlling interest balance was considered temporary equity as the units held by the investors were redeemable. The changes of the redeemable non-controlling interests balance for the nine months ended March 31, 2014 are as follows:

Balance as of June 30, 2013	$—
Subscriptions of non-controlling interest holders in consolidated VIEs	332,722
Mark-to-market gains on investments held by consolidated VIEs	6,297
Deconsolidation of VIEs	(339,019)
Balance as of March 31, 2014	$—

We are not the primary beneficiary and therefore do not consolidate any of the remaining funds as of March 31, 2014. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees (which are not material) and any potential increase to pension funding obligation due to losses incurred by the funds.

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

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2013	$(131,096)	$237	$(105)	$132	$547	$(134)	$413	$(233,817)	$64,904	$(168,913)
Other comprehensive income/(loss) before reclassifications	88,573	(1,978)	681	(1,297)	457	(130)	327	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	852	(293)	559	(761)	173	(588)	11,942	(2,605)	9,337
Net current-period other comprehensive income/(loss)	88,573	(1,126)	388	(738)	(304)	43	(261)	11,942	(2,605)	9,337
As of March 31, 2014	$(42,523)	$(889)	$283	$(606)	$243	$(91)	$152	$(221,875)	$62,299	$(159,576)

(1)
Reclassification adjustments from accumulated other comprehensive income are included in general and administrative expenses (see Note 6 – Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements)

(2)	Reclassification adjustments from accumulated other comprehensive income are included in income from discontinued operations

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

For the three months ended March 31, 2013, we reversed $5.3 million of previously recorded compensation expense based on the actual number of shares forfeited upon the final vesting date of January 1, 2013. Our estimated forfeiture rate was 10% and our actual forfeitures were 11%. For the nine months ended March 31, 2013, we recorded $8.0 million of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. In our results of operations, $1.0 million is classified as discontinued operations for the Brokerage employees’ awards relating to non-cash stock based compensation recorded for the nine months ended March 31, 2013. In our results of operations for the three months ended March 31, 2013 and for the three and nine months ended March 31, 2014, no non-cash stock based compensation expense is classified as discontinued operations since the service period of this award was complete at January 1, 2013.

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
2014 LTIP. During the first quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved a grant of 62,651 RSUs to certain of our executive officers. During the third quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved an additional grant of 2,704 RSUs as a result of new executives being added to the plan. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was between $105.90 and $110.70. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2013 to June 30, 2016, subject to the executive officers’

continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2014, we recorded $1.1 million and $3.8 million, respectively, of stock-based compensation related to these grants.
2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2014, we recorded a reduction in expense of $0.4 million and expense of $0.6 million of stock-based compensation related to these grants, respectively. For the three and nine months ended March 31, 2013, we recorded $1.4 million and $4.3 million of stock-based compensation related to these grants, respectively.
2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards are based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three and nine months ended March 31, 2014, we recorded reductions to expense of $0.5 million and $1.0 million, respectively, of stock-based compensation related to these grants as we adjusted the cumulative expense recorded in the third quarter of fiscal year 2014 according to the performance metric. For the three and nine months ended March 31, 2013, we recorded $0.3 million and $1.8 million, respectively, of stock-based compensation related to these grants.
2014 ES LTIP. In August 2013, the Compensation Committee of the Board of Directors awarded 30,192 RSUs under the 2009 Plan to select executives of our Exchange Solutions segment with a grant date fair value of $81.73, based on our closing stock price. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the two-year performance period from July 1, 2013 to June 30, 2015, subject to continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For the three and nine months ended March 31, 2014, we recorded $0.4 million and $1.1 million, respectively, of non-cash stock based compensation in the Exchange Solutions business segment.
Liazon RSUs. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested restricted stock units into 70,533 Towers Watson restricted stock units using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of these restricted stock units was calculated using the fair value share price of Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the 70,533 outstanding RSUs related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $5.7 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $2.1 million, and will be recorded over the future vesting periods. For the three and nine months ended March 31, 2014, we recorded $0.4 million and $0.7 million, respectively, of non-cash stock based compensation.
2013 SEP. During the quarter ended September 30, 2013, 131,286 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $91.43, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and nine months ended March 31, 2014, we recorded $1.6 million and $5.0 million, respectively, of non-cash stock based compensation related to these grants.
2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $53.93, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and nine months ended March 31, 2014, we recorded $0.5 million and $1.5 million, respectively, of non-cash stock based compensation related to these grants. For the three and nine months ended March 31, 2013, we recorded $1.2 million and $3.5 million, respectively, of non-cash stock-based compensation related to these grants.
2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus payments. The remaining 288,595 RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three and nine months ended March 31, 2014, we recorded $0.4 million and $1.3 million of non-cash stock based compensation related to these grants, respectively. For the three and nine months ended March 31, 2013, we recorded $1.1 million and $3.3 million of non-cash stock based compensation related to these grants, respectively.
We classified $1.2 million for the nine months ended March 31, 2014 to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan. There were no amounts classified to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan for the three months ended March 31, 2014. We classified $0.1 million and $0.4 million for the three and nine months ended March 31, 2013, respectively, to discontinued operations related to non-cash stock based compensation for the Brokerage employees awards under our SEP Plan.

Outside Directors
The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2014. During the three months ended September 30, 2012, 16,027 restricted stock units were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over fiscal year 2013. In fiscal year 2010, 22,149 restricted stock units were granted for the initial award for outside directors for service on the board of directors, which vest in equal annual installments over a three-year period ending January 1, 2013. We recorded non-cash stock based compensation related to these awards for outside directors of $0.1 million and $0.8 million, respectively, for the three and nine months ended March 31, 2014, and $0.1 million and $0.9 million, respectively, for the three and nine months ended March 31, 2013.
Stock Options
Liazon Options. In November 2013, in connection with the Liazon acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested employee stock options into 37,162 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Liazon options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 37,162 outstanding options relating to the pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $2.2 million, which was added to the transaction consideration. The fair value of the remaining portion of unvested options related to the post-acquisition employee service was $1.7 million, which will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.3 million and $0.4 million, respectively, for the three and nine months ended March 31, 2014.
Extend Health Options. In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 377,614 outstanding options related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date was $11.2 million, which was added to the transaction consideration. The fair value of the remaining portion of the unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.3 million and $1.2 million, respectively, for the three and nine months ended March 31, 2014 and $1.1 million and $5.0 million, respectively, for the three and nine months ended March 31, 2013.
Note 13 — Income Taxes.

Provision for income taxes on continuing operations for the three and nine months ended March 31, 2014 was $39.2 million and $96.3 million, respectively, compared to $35.3 million and $99.6 million, respectively, for the three and nine months ended March 31, 2013. The effective tax rate was 25.7% for the nine months ended March 31, 2014 and 31.9% for the nine months ended March 31, 2013. The decrease in the effective tax rate for the nine months is primarily due to current year income tax benefits on the release of uncertain tax positions of 4.6% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.0% in connection with the enacted statutory tax rate reduction in the U.K. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $5.0 million to $11.8 million, excluding interest and penalties.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provide guidance on the deductibility of amounts paid to acquire, produce, or improve tangible property. These regulations also provide rules applicable to materials and supplies. The Company has assessed the impacts of these regulations and confirmed that the impact of these new regulations will not be material to the financial statements.
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

On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the TAS North America line of business with the newly acquired Liazon entity within the existing Exchange Solutions segment to better align their respective strategic goals. The restructuring is expected to take place on July 1, 2014. We are still evaluating the impact to our operating segments and the related disclosures.

All periods presented have been recast to exclude the operating results of our Brokerage business, which has been classified as discontinued operations.
The table below presents specified information about the continuing operations of the reported segments for the three months ended March 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$527,414	$174,382	$127,572	$47,551	$876,919
Net operating income	175,129	53,047	11,558	14,353	254,087
The table below presents specified information about the continuing operations of the reported segments for the three months ended March 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$523,489	$177,396	$124,914	$30,621	$856,420
Net operating income	184,304	46,426	13,179	14,648	258,557
The table below presents specified information about the continuing operations of the reported segments for the nine months ended March 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,471,780	$477,343	$451,464	$118,677	$2,519,264
Net operating income	461,016	109,976	108,718	13,586	693,296
The table below presents specified information about the continuing operations of the reported segments for the nine months ended March 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,500,035	$499,301	$441,334	$60,259	$2,500,929
Net operating income	505,975	110,950	99,048	(1,245)	714,728
The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Total segment revenue	$876,919	$856,420	$2,519,264	$2,500,929
Reimbursable expenses and other	27,914	36,557	83,663	96,304
Revenue	$904,833	$892,977	$2,602,927	$2,597,233
Net Operating Income:
Total segment net operating income	$254,087	$258,557	$693,296	$714,728
Differences in allocation methods (1)	(6,885)	(5,010)	9,970	984
Amortization of intangibles	(19,380)	(18,955)	(56,963)	(57,777)
Transaction and integration expenses	(241)	(12,328)	(1,049)	(30,753)
Stock-based compensation (2)	(2,362)	1,305	(7,707)	(16,523)
Discretionary compensation	(75,712)	(95,459)	(225,919)	(266,241)
Payroll tax on discretionary compensation	(5,335)	(5,663)	(13,978)	(15,347)
Other, net	(5,749)	(1,190)	(28,380)	(14,121)
Income from operations	$138,423	$121,257	$369,270	$314,950
________________________

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

	Three Months Ended March 31,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$101,913			83,145
Less: Income/(loss) attributable to non-controlling interests	3,346			(71)
Income from continuing operations attributable to common stockholders	98,567			83,216
Less: Income allocated to participating securities	—			—
Income from continuing operations attributable to common stockholders	$98,567	70,447	$1.40	$83,216	70,530	$1.18
Diluted EPS
Share-based compensation awards	—	437		—	546
Income available to common shareholders	$98,567	70,884	$1.39	$83,216	71,076	$1.17

	Nine Months Ended March 31,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$277,985			$212,380
Less: Income/(loss) attributable to non-controlling interests	7,057			(2,695)
Income from continuing operations attributable to common stockholders	270,928			215,075
Less: Income allocated to participating securities	—			3,289
Income from continuing operations attributable to common stockholders	$270,928	70,685	$3.83	$211,786	69,977	$3.03
Diluted EPS
Share-based compensation awards	—	362		—	545
Income available to common shareholders	$270,928	71,047	$3.81	$211,786	70,522	$3.00

Note 16 — Recent Accounting Pronouncements.
Not yet adopted
On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10 as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10 and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for annual periods that begin after December 15, 2013 and interim periods within those annual periods. Early adoption is prohibited. The Company is currently evaluating whether these funds will continue to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08.

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
Overview of Towers Watson
Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions, operating from 114 cities in 37 countries throughout North America, Europe, Asia-Pacific and Latin America. Towers Watson employed approximately 14,500 full-time associates as of both March 31, 2014 and June 30, 2013 in the following segments:

	March 31, 2014	June 30, 2013
Benefits	7,000	6,900
Risk and Financial Services	2,000	2,500
Talent and Rewards	2,500	2,400
Exchange Solutions	700	300
Other	300	300
Business Services (incl. Corporate and field support)	2,000	2,100
Total associates	14,500	14,500
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
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the nine months ended March 31, 2014, the Benefits segment contributed 58% of our segment revenue. For the same period, approximately 44% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have two lines of business:

•	Risk Consulting and Software (“RCS”); and

•	Investment Consulting and Solutions (“Investment”).
The Risk and Financial Services segment, exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business (“Brokerage”), which was sold in November, 2013, accounted for 19% of our segment revenue for the nine months ended March 31, 2014. Approximately 76% of the segment’s revenue for the nine months ended March 31, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a base of recurring revenue, driven by long-term client relationships in retainer investment consulting relationships, consulting services on financial reporting and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients which can fluctuate based on demand and market factors. Major revenue growth drivers include changes in regulations, the level of mergers and acquisitions activity in the insurance industry and growth in pension and other asset pools. In the first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business to JLT and we closed the transaction in our second quarter. We have reclassified the operating results of Brokerage as discontinued operations in our condensed consolidated statements of operations for fiscal years 2014 and 2013.
Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
The Talent and Rewards segment accounted for approximately 18% of our segment revenue for the nine months ended March 31, 2014. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue for the nine months ended March 31, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, mergers and acquisitions activity, and the demand for universal metrics related to workforce engagement.
Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has two lines of business:

•	Exchange Solutions; and

•	Liazon.
The Exchange Solutions segment accounted for 5% of our segment revenue for the nine months ended March 31, 2014. In November 2013, the segment was expanded through the acquisition of Liazon Corporation, a leader in developing and delivering private benefit exchanges for active employees. The Liazon solution complements the existing OneExchange offering by helping organizations of all sizes deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees in new and cost-effective ways. Our core solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. Most Exchange Solutions’ revenues come from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. Exchange Solutions experiences seasonality due to timing of the commissions we receive from our carriers and the costs incurred to enroll members. Most of our revenue is recognized over the calendar year term of the policy whereas the costs are incurred during our corporate clients’ open enrollment period typically in our fiscal year first and second quarters. We will hire additional seasonal benefits advisors to supplement our full-time benefit advisors and we expect to incur higher costs during our client’s busiest enrollment periods.
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the TAS North America line of business with the newly acquired Liazon entity within the existing Exchange Solutions segment to better align their respective strategic goals. The restructuring is expected to take place on July 1, 2014. We are still evaluating the impact to our operating segments and the related disclosures.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2014 (March 31, 2014) and as of the end of fiscal year 2013 (June 30, 2013), Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended March 31, 2014 and 2013, Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and a Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended March 31, 2014 and 2013.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the nine months ended March 31, 2014 and the fiscal years ended June 30, 2013 and 2012. For the nine months ended March 31, 2014, the information provided excludes the Brokerage business.

	Nine Months Ended	Fiscal Year
	March 31, 2014	2013	2012
United States	53%	53%	48%
United Kingdom	20	22	23
Canada	6	6	6
Germany	5	4	5
Netherlands	2	2	3
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
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. On average and for all periods presented, 30% to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue.
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

Results of Operations
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
Revenue	$904,833	100%	$892,977	100%	$2,602,927	100%	$2,597,233	100%
Costs of providing services:
Salaries and employee benefits	547,385	60%	542,271	61%	1,574,535	60%	1,590,530	61%
Professional and subcontracted services	57,729	6%	62,908	7%	188,203	7%	189,751	7%
Occupancy	33,961	4%	34,666	4%	102,288	4%	107,116	4%
General and administrative expenses	82,844	9%	76,381	9%	236,651	9%	233,163	9%
Depreciation and amortization	44,250	5%	43,166	5%	130,931	5%	130,970	5%
Transaction and integration expenses	241	—	12,328	1%	1,049	—	30,753	1%
	766,410	85%	771,720	86%	2,233,657	86%	2,282,283	88%
Income from operations	138,423	15%	121,257	14%	369,270	14%	314,950	12%
Loss from affiliates	—	—	—	—	—	—	(56)	—
Interest income	758	—	613	—	1,847	—	2,118	—
Interest expense	(2,090)	—	(3,483)	—	(6,553)	—	(10,043)	—
Other non-operating income	4,053	—	12	—	9,743	—	5,060	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141,144	16%	118,399	13%	374,307	14%	312,029	12%
Provision for income taxes	39,231	4%	35,254	4%	96,322	4%	99,649	4%
INCOME FROM CONTINUING OPERATIONS	101,913	11%	83,145	9%	277,985	11%	212,380	8%
Income from discontinued operations, net of tax of $175, $6,621, $41,012, and $11,158, respectively	3,939	—	11,700	1%	5,980	—	20,858	1%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	105,852	12%	94,845	11%	283,965	11%	233,238	9%
Less: Income (loss) attributable to non-controlling interests	3,346	—	(71)	—	7,057	—	(2,695)	—
NET INCOME (attributable to common stockholders)	$102,506	11%	$94,916	11%	$276,908	11%	$235,933	9%
Results of Operations for the Three and Nine Months Ended March 31, 2014
Compared to the Three and Nine Months Ended March 31, 2013
Revenue
Revenue for the three months ended March 31, 2014 was $904.8 million compared to $893.0 million for the three months ended March 31, 2013, an increase of $11.9 million, or 1.3%. Revenue for the nine months ended March 31, 2014 and 2013 was $2.6 billion, an increase of $5.7 million, or less than 1%. The growth in revenue for both the three and nine months was primarily driven by our Exchange Solutions segment, which continues to enroll record numbers of new members into health plans on the retiree exchange.

During our first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business. Our historical statement of operations has been recast; the operations of our Brokerage business for the current and prior year are classified as discontinued operations.
The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6589 for the third quarter of fiscal 2014 compared to 1.5516 for the third quarter of fiscal year 2013, and the average exchange rate used to translate our revenues earned in Euros was 1.3646 for the third quarter of fiscal year 2014 compared to 1.3207 for the third quarter of fiscal 2013. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. Segment results are presented both on a reported basis and on a constant currency basis. Line of business results are presented only on a constant currency basis.
A comparison of segment revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, is as follows:

•
Benefits revenue was $527.4 million for the third quarter of fiscal year 2014, compared to $523.5 million for the third quarter of fiscal year 2013, an increase of 1%. Benefits revenue was consistent for both reporting periods on a constant currency basis. Our Retirement business revenue, which makes up the majority of the segment, decreased 1% due to lower consulting activity in the EMEA and Asia Pacific regions. This was offset by 11% revenue growth in our Technology and Administration Solutions business primarily due to new client work in EMEA and the Americas. Revenues from our Health and Group Benefits business and our International business experienced a 2% and 1% decrease in revenue, respectively.

•
Risk and Financial Services revenue, excluding our Brokerage business, was $174.4 million for the third quarter of fiscal year 2014, compared to $177.4 million for the third quarter of fiscal year 2013, a decrease of 2%. The operations of our Brokerage business have been classified as discontinued operations for fiscal years 2014 and 2013. On a constant currency basis, our Risk and Financial Services segment revenue decreased 3%, resulting from a 4% decrease in our Risk Consulting and Software business revenue primarily in EMEA. Our Investment business experienced a 2% revenue decline primarily in EMEA. The comparable period results reflect significant revenue from one-time project work that was completed in the third fiscal quarter of 2013 which did not occur in the same quarter of 2014.

•
Talent and Rewards revenue was $127.6 million for the third quarter of fiscal year 2014, compared to $124.9 million for the third quarter of fiscal year 2013, a 2% increase. On a constant currency basis, Talent and Rewards revenue increased 3%. Data, Surveys and Technology business revenue increased 11% as demand for our proprietary Talent Management technology, HR software implementation support and compensation benchmarking surveys continued to be strong. Rewards, Talent and Communication revenue, which is primarily project-oriented, decreased 3% as project work in EMEA remained challenging. Our Executive Compensation business experienced a 4% increase in revenue as consulting demand remained solid in the Americas and EMEA.

•
Exchange Solutions revenue was $47.6 million for the third quarter of fiscal year 2014, compared to $30.6 million for the third quarter of fiscal year 2013, a $16.9 million increase, or 55%. Exchange Solutions retiree revenue is entirely denominated in U.S. dollars. Exchange Solutions retiree revenue contributed 47% of the increase. We had another very successful enrollment period for January 1 effective policies, during which we enrolled record numbers of new members compared to our previous enrollment seasons. Our acquisition of Liazon was finalized in our second quarter of fiscal year 2014. Liazon's revenue contributed 8% of the segment's total revenue growth.

A comparison of segment revenue for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 is as follows:

•
Benefits revenue was $1.47 billion for the nine months ended March 31, 2014, compared to $1.50 billion for the nine months ended March 31, 2013, a decrease of 2% on both a reported and constant currency basis. Our Retirement business revenue, which makes up the majority of the segment, decreased 4%. While we continue to perform bulk lump sum projects, we have not had the level of project work and revenue that we attained in the first nine months of fiscal year 2013. Our Technology and Administration Solutions business experienced 7% revenue growth due to new client work. Our Health and Group Benefits business had a 1% revenue decrease. Our International business revenue remained consistent for both reporting periods.

•
Risk and Financial Services revenue, on a continuing basis, which excludes our Brokerage business, was $477.3 million for the nine months ended March 31, 2014, compared to $499.3 million for the nine months ended March 31, 2013, a decrease of 4% on both a reported and constant currency basis. The results associated with the operations of our Brokerage business have been classified as discontinued operations in fiscal years 2014 and 2013. On a constant currency basis, our Risk and Financial Services segment revenue decreased 4%, primarily resulting from a 9% decrease in our Risk

Consulting and Software business revenue across all regions, especially EMEA. There was low client demand for discretionary projects, prompting the restructuring efforts that began in fiscal year 2013. We completed most of the restructuring efforts in the second quarter of fiscal year 2014. While we experienced a decrease in consulting revenue, our property and casualty software revenue continued to be strong. Our Investment business experienced 3% revenue growth, primarily in the Americas, due to increased project work and performance fees.

•
Talent and Rewards revenue was $451.5 million for the nine months ended March 31, 2014, compared to $441.3 million for the nine months ended March 31, 2013, a 2% increase. On a constant currency basis, Talent and Rewards revenue increased 3%. Data, Surveys and Technology business revenue increased 10% as demand for human resources software implementations and employee surveys drove revenue growth across all regions. Rewards, Talent and Communication revenue, which is primarily project-oriented, decreased 3%. Our results were impacted as our communications consultants were redeployed to support Exchange Solutions product development and sales. Our Executive Compensation business experienced a 2% increase in revenue, primarily in the Americas where demand remained solid.

•
Exchange Solutions revenue was $118.7 million for the nine months ended March 31, 2014, compared to $60.3 million for the nine months ended March 31, 2013 a 97% increase. Exchange Solutions retiree revenue contributed 91% of the increase. We had another very successful annual enrollment period for January 1 effective policies, during which we enrolled record numbers of new members compared to our previous enrollment seasons. Our acquisition of Liazon was finalized in our second quarter of fiscal year 2014 and the operations are included in our Exchange Solutions segment. Liazon's revenue contributed 6% of the segment's total revenue growth.

Salaries and Employee Benefits
Salaries and employee benefits were $547.4 million for the third quarter of fiscal year 2014, an increase of $5.1 million, or 1%, compared to $542.3 million for the third quarter of fiscal year 2013. We experienced a $24.7 million increase in salaries, wage related taxes and fringe benefits for the third quarter of fiscal year 2014. The increase was driven by our adding personnel in high growth areas of our business coupled with our rationalizing in other business areas which resulted in increased severance costs. The increase was partially offset by a reduction in discretionary compensation. Our discretionary compensation is based on profitability and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the third quarter of fiscal year 2014 decreased $19.7 million compared to the third quarter of fiscal year 2013. As a percentage of revenue, salaries and employee benefits were 60% for the third quarter of fiscal year 2014 compared to 61% for the third quarter of fiscal year 2013.
Salaries and employee benefits decreased $16.0 million, or 1%, and were $1.6 billion for the nine months ended March 31, 2014 and 2013. Our discretionary compensation is based on profitability and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the nine months ended March 31, 2014 decreased by $40.3 million compared to the nine months ended March 31, 2013. Our pension expense decreased $14.9 million due to an increase in the discount rate, a decrease in the amortization of actuarial losses recorded this year compared to the prior year and favorable investment returns. These decreases in expense were partially offset by a $41.2 million increase in salaries, wage related taxes and fringe benefits. The increase was driven by our adding personnel in high growth areas of our business coupled with our rationalizing in other business areas which resulted in increased severance costs. As a percentage of revenue, salaries and employee benefits decreased to 60% for the nine months ended March 31, 2014 from 61% for the nine months ended March 31, 2013.
Professional and Subcontracted Services
Professional and subcontracted services for the third quarter of fiscal year 2014 were $57.7 million, compared to $62.9 million for the third quarter of fiscal year 2013, a decrease of $5.2 million, or 8%. Professional and subcontracted services for the nine months ended March 31, 2014 were $188.2 million, compared to $189.8 million for the nine months ended March 31, 2013, a decrease of $1.5 million, or 1%. Our pass-through expenses, which are reimbursable under our contracts, decreased $2.9 million in the third quarter of fiscal 2014, and decreased $1.0 million for the nine months ended March 31, 2014 compared to the prior year. In addition, our external service provider fees, which supplement our day-to-day operations, decreased by $2.3 million in the third quarter of fiscal 2014 and decreased by $0.6 million in the nine months ended March 31, 2014 compared to the prior year. As a percentage of revenue, professional and subcontracted services were 6% for the third quarter of fiscal year 2014 compared to 7% for the third quarter of fiscal year 2013. As a percentage of revenue, professional and subcontracted services were 7% for the nine months ended March 31, 2014 and 2013.

Occupancy
Occupancy expenses were $34.0 million and $34.7 million for the third quarters of fiscal years 2014 and 2013, respectively. As a percentage of revenue, occupancy expenses were 4% for the third quarters of fiscal years 2014 and 2013. Occupancy expenses were $102.3 million for the nine months ended March 31, 2014 compared to $107.1 million for the nine months ended March 31, 2013, a decrease of $4.8 million, or 5%. The decrease in occupancy expenses relates to cost savings from the combination of duplicative office spaces. As a percentage of revenue, occupancy expenses were 4% for the nine months ended March 31, 2014 and 2013.
General and Administrative
General and administrative expenses for the third quarter of fiscal year 2014 were $82.8 million, compared to $76.4 million for the third quarter of fiscal year 2013, an increase of $6.5 million, or 8%. The increase was primarily from additional travel costs, software maintenance costs and marketing expenses. As a percentage of revenue, general and administrative expenses were 9% for the third quarters of fiscal 2014 and 2013.
General and administrative expenses for the nine months ended March 31, 2014 were $236.7 million, compared to $233.2 million for the nine months ended March 31, 2013, an increase of $3.5 million, or 1%. The increase was primarily from additional travel expenses and software maintenance costs. The increases were partially offset by a reduction in our professional liability expense resulting from reduced IBNR due to favorable claims experience. As a percentage of revenue, general and administrative expenses were 9% for the nine months ended March 31, 2014 and 2013.
Depreciation and Amortization
Depreciation and amortization expenses for the third quarter of fiscal year 2014 were $44.3 million, compared to $43.2 million for the third quarter of fiscal year 2013, an increase of $1.1 million, or 3%. Depreciation and amortization expenses for the nine months ended March 31, 2014 were $130.9 million, compared to $131.0 million for the nine months ended March 31, 2013. As a percentage of revenue, depreciation and amortization expenses were 5% for the third quarters of fiscal years 2014 and 2013, and the nine months ended March 31, 2014 and 2013, respectively.
Transaction and Integration
Transaction and integration expenses for the three and nine months ended March 31, 2014 were $0.2 million and $1.0 million, respectively, compared to $12.3 million and $30.8 million for the three and nine months ended March 31, 2013, respectively. These expenses related to our acquisition activities in fiscal year 2014 and to our information technology integration project in fiscal year 2013.
Provision for Income Taxes
Provision for income taxes on continuing operations for the third quarter of fiscal 2014 was $39.2 million, compared to $35.3 million for the third quarter of fiscal year 2013. The effective tax rate was 27.8% for the third quarter of fiscal 2014 and 29.8% for the third quarter of fiscal 2013. The decrease in the effective tax rate for the third quarter of fiscal 2014 was primarily due to an income tax benefit of 1.9% from a valuation allowance release on U.S. net operating losses, as we determined that it was more likely than not that these net operating losses would be realized within the carryforward period.
Provision for income taxes on continuing operations for the nine months ended March 31, 2014 was $96.3 million with an effective tax rate of 25.7%, compared to $99.6 million with an effective tax rate of 31.9% for the nine months ended March 31, 2013. The decrease in the effective tax rate was primarily due to current year income tax benefits on the release of uncertain tax positions of 4.6% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.0% in connection with the enacted statutory tax rate reduction in the U.K.

Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
Income from Discontinued Operations, net of income tax
Income from discontinued operations for the three months ended March 31, 2014 was $3.9 million, compared to income from discontinued operations for the three months ended March 31, 2013 of $11.7 million. Income from discontinued operations for the nine months ended March 31, 2014 was $6.0 million, compared to $20.9 million for the nine months ended March 31, 2013. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During our second quarter, we closed on the sale of the business to JLT. Included in income from discontinued operations for the nine months ended March 31, 2014 is a pre-tax gain on the sale of $23.6 million. This gain results from the adjusted consideration of $215.1 million offset by transaction costs of $6.4 million, accelerated stock-based compensation awards of $1.0 million, and $184.0 million removal of the Brokerage net assets, primarily goodwill and intangible assets, not transferred in the deal. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business is not deductible for tax purposes. The following selected financial information relates to the Brokerage business’s operations for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue from discontinued operations	$—	$47,990	$63,762	$124,227

(Loss)/income from discontinued operations before taxes	(1,037)	18,321	23,361	32,016
Tax expense on discontinued operations	188	6,621	8,989	11,158
Net (loss)/income from discontinued operations	(1,225)	11,700	14,372	20,858

Gain from sale of discontinued operations	5,151	—	23,631	—
Tax (credit)/expense on gain from sale of discontinued operations	(13)	—	32,023	—
Net income/(loss) from sale of discontinued operations	5,164	—	(8,392)	—
Total net income from discontinued operations	$3,939	$11,700	$5,980	$20,858
Net Income (attributable to common stockholders)
Net income for the third quarter of fiscal year 2014 was $102.5 million, compared to $94.9 million for the third quarter of fiscal year 2013. Net income for the nine months ended March 31, 2014 was $276.9 million, compared to $235.9 million for the nine months ended March 31, 2013.
Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for the third quarter of fiscal year 2014 was $1.45, compared to $1.34 for the third quarter of fiscal year 2013. Diluted earnings per share for the nine months ended March 31, 2014 was $3.90, compared to $3.29 for the nine months ended March 31, 2013.

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

Our cash and cash equivalents at March 31, 2014 totaled $637.0 million, compared to $532.8 million at June 30, 2013. The increase in cash from June 30, 2013 to March 31, 2014 was primarily due to net cash flows from operations and proceeds from the sale of our Brokerage business, partially offset by the cash paid for the acquisition of Liazon, repurchases of common stock and purchases of long-lived assets.

Our cash and cash equivalents balance included $44.7 million from the consolidated balance sheets of PCIC and SMIC, which is available for payment of professional liability claims reserves. As a result, we had a net $592.3 million of cash that is available for our general use.

Our fiduciary assets totaled $10.7 million at March 31, 2014, which primarily relates to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients and are not available for general use by the Company.

Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2014, $563.8 million of Towers Watson’s total cash and cash equivalents balance of $637.0 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

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

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2014 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows From Operating Activities.
Cash flows from operating activities were $222.8 million for the nine months ended March 31, 2014, compared to cash flows from operating activities of $286.5 million for the nine months ended March 31, 2013. This decrease was primarily the result of the absence of our Brokerage business for a portion of fiscal year 2014 and a larger payout of employee bonus during our first quarter of fiscal year 2014 compared to fiscal year 2013. These decreases are partially offset by increased cash collections from client receivables.
The allowance for doubtful accounts decreased $2.2 million from June 30, 2013 to March 31, 2014. The number of days of sales outstanding decreased to 77 days at March 31, 2014, compared to 83 days at June 30, 2013, which excludes the impact of our Brokerage business.
Cash Flows Used In Investing Activities.
Cash flows used in investing activities for the nine months ended March 31, 2014 were $157.5 million, compared to $91.1 million of cash flows used in investing activities for the nine months ended March 31, 2013. The increase in cash flows used in investing activities was primarily due to discrete events that occurred during fiscal year 2014, specifically the cash outflows from the acquisition of Liazon and the purchase of $109.5 million of investments by funds that we manage which were previously consolidated (this is offset by an equal amount of cash inflows from financing activities). These cash outflows were partially offset by the cash proceeds from the sale of our Brokerage business.

Cash Flows From/ (Used In) Financing Activities.
Cash flows from financing activities for the nine months ended March 31, 2014 were $27.2 million, compared to cash flows used in financing activities of $187.6 million for the nine months ended March 31, 2013. The increase in cash from financing activities was primarily due to cash subscriptions of $109.5 million into funds that we manage which were previously consolidated (this is offset by an equal amount of cash outflows from investing activities), which does not have a comparable amount in fiscal year 2013, as well as lower net repayments of borrowings during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.
During the nine months ended March 31, 2014, the average outstanding balance on our Senior Credit Facility was $12.3 million and the largest outstanding balance was $57.5 million.
Capital Commitments
Capital expenditures were $50.8 million for the first nine months of fiscal year 2014. Anticipated commitments of capital funds are estimated to be around $35 million to $40 million for the remainder of fiscal year 2014. We expect cash from operations to adequately provide for these cash needs.
Dividends
During the three months ended March 31, 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.14 per share, which was paid in April 2014. Total dividends paid in the nine months ended March 31, 2014 and 2013 were $11.2 million and $48.1 million, respectively. The amount paid for the nine months ended March 31, 2014 includes $1.2 million of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.
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
Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2014 are projected to be approximately $19.7 million.
Uncertain Tax Positions. We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $21.9 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $5.0 million to $11.8 million, excluding interest and penalties.
Indebtedness
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the nine months ended March 31, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.93% and 1.49%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2014, we were in compliance with our covenants.
As of March 31, 2014, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.4 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the nine months ended March 31, 2014 and 2013 was 1.42% and 1.47%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At March 31, 2014, the balance on the Term Loan was $231.3 million.
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

The Company’s non-U.S. GAAP measures and their accompanying definitions are presented as follows:

•
Adjusted EBITDA - net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income excluding income from variable interest entity.

•
Adjusted income from continuing operations (attributable to common stockholders) - net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, and adjusted for certain tax-effected merger and acquisition related items of transaction and integration expenses, non-cash stock-based compensation, and amortization of intangible assets.

•
Adjusted diluted earnings per share from continuing operations - diluted earnings per share from continuing operations adjusted for discontinued operations, net of tax, and adjusted for certain tax-effected merger and acquisition related items of transaction and integration expenses, non-cash stock-based compensation, and amortization of intangible assets.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$102,506	$94,916
Less: Income from discontinued operations, net of tax	3,939	11,700
Income from continuing operations (attributable to common stockholders)	98,567	83,216
Provision for income taxes	39,231	35,254
Interest, net	1,332	2,870
Depreciation and amortization	44,250	43,166
Other non-operating income (a)	(1,104)	(12)
Transaction and integration expenses	241	12,328
Stock-based compensation (b)	—	(4,236)
Adjusted EBITDA	$182,517	$172,586

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$276,908	$235,933
Less: Income from discontinued operations, net of tax	5,980	20,858
Income from continuing operations (attributable to common stockholders)	270,928	215,075
Provision for income taxes	96,322	99,649
Interest, net	4,706	7,925
Depreciation and amortization	130,931	130,970
Other non-operating income (a)	(3,446)	(5,004)
Transaction and integration expenses	1,049	30,753
Stock-based compensation (b)	—	7,684
Adjusted EBITDA	$500,490	487,052
_________________________

(a)
Other non-operating income includes income from affiliates and other non-operating income excluding income from variable interest entity of $2.9 million for the three months ended March 31, 2014 and $6.3 million for the nine months ended March 31, 2014.

(b)
Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger and other acquisitions.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$102,506	$94,916
Less: Income from discontinued operations, net of tax	3,939	11,700
Income from continuing operations (attributable to common stockholders)	98,567	83,216
Adjusted for certain acquisition related items (c):
Amortization of intangible assets	13,993	13,311
Transaction and integration expenses including severance	174	8,657
Stock-based compensation (d)	—	(2,975)
Adjusted Income from continuing operations	$112,734	$102,209
Weighted average shares of common stock — diluted (000)	70,884	71,076
Diluted earnings per share, as reported from continuing operations	$1.39	$1.17
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.20	0.19
Transaction and integration expenses including severance	—	0.12
Stock-based compensation	—	(0.04)
Adjusted diluted earnings per share from continuing operations	$1.59	$1.44

	Nine Months Ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$276,908	$235,933
Less: Income from discontinued operations, net of tax	5,980	20,858
Income from continuing operations (attributable to common stockholders)	270,928	215,075
Adjusted for certain acquisition related items (c):
Amortization of intangible assets	42,834	39,093
Transaction and integration expenses including severance	724	20,885
Stock-based compensation (d)	—	4,921
Adjusted Income from continuing operations	$314,486	$279,974
Weighted average shares of common stock — diluted (000)	71,047	71,639
Diluted earnings per share, as reported from continuing operations	$3.81	$3.00
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.60	0.55
Transaction and integration expenses including severance	0.01	0.29
Stock-based compensation	—	0.07
Adjusted diluted earnings per share from continuing operations	$4.42	$3.91
________________________

(c)
The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 27.8% and 29.8% for the three months ended March 31, 2014 and 2013, respectively, and 25.7% and 31.9% for the nine months ended March 31, 2014 and 2013, respectively.

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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2014, we had a $182.3 million IBNR liability balance, net of recoverable receivables of our captive insurance companies. This net liability was $184.1 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
For the nine months ended March 31, 2014, 47% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of March 31, 2014, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $21.2 million, or 8%, for the nine months ended March 31, 2014. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our condensed consolidated financial position as well as our condensed consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections. See Note 6, Derivative Financial Instruments in the notes to the consolidated financial statements contained in this Form 10-Q for a further discussion of our foreign currency forwards and their fair market value.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8 Debt, Commitments and Contingent Liabilities, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2014.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2013 Annual Report on Form 10-K, filed on August 15, 2013, as supplemented in our Quarterly Report on Form 10-Q filed on February 7, 2014. We urge you to read the risk factors contained in such Reports.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.

The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of March 31, 2014, 427,189 shares remained available for repurchase under this authority.
The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the second quarter of fiscal year 2011, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s Class A Common Stock. During the third quarter of fiscal 2012, the $100 million general repurchase authorization was exhausted, and the Board of Directors approved the repurchase of an additional $150 million of the Company’s Class A Common Stock. As of March 31, 2014, $88.8 million remained available for repurchase of shares under this authority.
There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company’s Class A Common Stock repurchases in the third quarter of fiscal year 2014 and the Company’s repurchase plans.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2014 through January 31, 2014	115,800	$126.65	115,800	1,377,686
February 1, 2014 through February 28, 2014	81,700	111.61	81,700	1,295,986
March 1, 2014 through March 31, 2014	90,300	112.77	90,300	1,205,686
	287,800	118.02	287,800	1,205,686

(a)
Of the shares of Class A Common Stock repurchased in the third quarter of fiscal year 2014, 18,100 shares were repurchased under the anti-dilution plan approved by the Board of Directors. The remaining 269,700 shares were repurchased under the $150 million authority approved by the Board of Directors.

(b)
The maximum number of shares that may yet be purchased under our two stock repurchase plans is 1,205,686. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on March 31, 2014 of $114.05.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees* **
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1
Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013,(iii) Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended March 31, 2013 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements*.

_________________________
*    Filed or furnished herewith.
**    Designates management contracts and compensation plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		May 6, 2014
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 6, 2014
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		May 6, 2014
Name:	Michael M. Thomson	Date
Title:	Controller (Chief Accounting Officer)