Form 10-K
period 2014-06-30
Towers Watson & Co.
filed 2014-08-15
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ______ from to ______
Commission File Number: 001-34594

TOWERS WATSON & CO.
(Exact name of registrant as specified in its charter)

Delaware	27-0676603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 N. Glebe Road, Arlington, VA 22203
(Address of principal executive offices) (Zip Code)

(703) 258-8000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $8,933,271,686 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2013.
As of August 6, 2014, there were 70,214,854 outstanding shares of Class A common stock at a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

TOWERS WATSON & CO.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2014

Special Note Regarding Forward-Looking Statements
This Annual Report contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part I, Item 3 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. Except where required by law, we undertake no obligation to update any of the forward-looking information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise.
PART I
Item 1. Business.
The Company
Towers Watson & Co. (referred to herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer consulting, technology and solutions in the areas of benefits, talent management, rewards, and risk and capital management. We provide clients with comprehensive services across four business segments – Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions – through a strong talent pool of approximately 14,800 full-time associates in 37 countries. Our professional employees, including fully accredited actuaries, are trusted advisors and experts in their fields. Towers Watson was formed on January 1, 2010, from the merger (the “Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years.
We help our clients enhance business performance in a variety of ways. We help employers improve their ability to attract, retain and motivate qualified employees. We deliver consulting services and solutions that help organizations anticipate, identify and capitalize on emerging opportunities in benefit and human capital management. We advise the insurance industry on a wide range of strategic and risk management issues. We provide investment advice and solutions to help our clients develop and implement disciplined, efficient strategies to meet their investment goals. Also, we help employers make smart decisions with regard to employee benefit plans, including decisions regarding the use of private health insurance exchanges in the U.S. These decisions and others enable organizations to realize cost savings related to their workforce and retiree health plans, while providing plan participants with improved choice and control over their health benefits.
Our target market is generally large, multi-national and domestic companies, with particular focus on the insurance industry for our risk consulting business. Our clients include many of the world’s leading corporations, including approximately 92% of the Fortune Global 500 companies and 84% of the Fortune 1000. We also advise more than three-quarters of the world’s leading insurance companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.
Business Overview
As leading economies worldwide become more service-oriented and interconnected, effective human resource management and financial management are increasingly sources of competitive advantage for organizations. Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, expectations for innovation and quality enhancements, changing risks, skill shortages in selected areas, and an aging population in many developed countries have increased employers’ focus on attracting and retaining talented employees. Further, employers are focused on improving productivity and effectively managing the size and volatility of their labor costs. The growing demand for employee benefit and human capital management services is directly related to the size and complexity of human resource programs and the changes associated with their design, financial management and administration, including health care reform in the U.S. Additionally, as organizations focus on improving business performance, they want to combine risk management and operational improvements within their overall financial management framework. It is crucial for employers, including insurance carriers, to link risk, capital and value in order to manage value creation and balance risk and return. These are among the primary business issues that lead employers to seek Towers Watson’s advice and solutions.

The Benefits segment is our largest segment. It provides benefits consulting and administration services through four lines of business. Retirement and Health and Group Benefits support organizations worldwide in designing, financing, and administering (in conjunction with our Technology and Administration Solutions line of business) all types of retirement and health and group benefit plans. The International Consulting group supports multinational companies as they look to govern these plans globally and bring global strategies, efficiencies and risk management techniques to bear. The group also provides support for mergers, acquisitions and other corporate transactions. Through our Technology and Administration Solutions line of business, we deliver benefits outsourcing solutions, including administration technology and call center support. A significant portion of this segment’s revenue is from recurring work, driven in large part by our clients’ ongoing needs for these services. The segment also generates revenue by helping our clients with various changes driven by legislation, regulation, and changes in work force preferences. The Benefits segment contributed 59% of Towers Watson’s segment revenue during the fiscal year ended June 30, 2014.
The Risk and Financial Services segment, our second largest, has two lines of business united by an approach that focuses on risk, capital and value. Our aim is to help clients improve business performance by effectively integrating risk management into their overall financial management framework. Risk Consulting and Software provides risk consulting and financial modeling software solutions primarily to the insurance industry. Investment provides consulting and solutions focused on investment strategy, risk assessment, asset allocation, manager selection and investment execution to institutional investors, primarily pension plans. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of the insurance industry and ongoing demand for investment consulting services. The Risk and Financial Services segment, exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business ("Brokerage"), which was sold in November 2013, contributed 19% of Towers Watson’s segment revenue during the fiscal year ended June 30, 2014.
The Talent and Rewards segment has three lines of business that help clients improve workforce and business performance, with a focus on getting and keeping the right people, and having them do the right things at the right cost. Executive Compensation advises our clients’ management and boards of directors on executive pay and incentive programs. Rewards, Talent and Communication provides a broad array of services including designing and implementing pay and other human resource programs and processes that influence employees’ behavior, engagement and performance. Data, Surveys and Technology enhances workforce management programs through reward administration and talent management technology, compensation benchmarking, employee opinion surveys, and human resource (HR) function metrics. The revenues in this segment come from project-based work, technology services, and implementation and data products that are provided to a stable client base. The Talent and Rewards segment contributed 17% of Towers Watson’s segment revenue during the fiscal year ended June 30, 2014.
We created our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012.  Liazon Corporation, a leader in the active group exchange market, became part of the segment after we acquired it effective November 22, 2013.  We broadly define our exchange product as ‘OneExchange,’ and Liazon is now a critical component of our OneExchange Active solution where we believe we have created one of the broadest offerings in the active exchange marketplace, capable of serving clients across the size and complexity spectrum, while offering either self or fully insured financing of healthcare costs.  Our OneExchange Retiree solution operates the largest private Medicare insurance exchange in the U.S.  Our retiree solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls - versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits as in the past, but at a lower overall cost. Revenues in our Exchange Solutions segment come predominantly from the commissions and overrides we receive from insurance carriers for enrolling individuals into their health plans. This revenue increases as the number of enrolled members grows. The Exchange Solutions segment contributed 5% of Towers Watson’s segment revenue during the fiscal year ended June 30, 2014.
Towers Watson is recognized for its thought leadership and proprietary solutions. Our insights, derived from our extensive research across our four business segments, are a core part of our brand identity and are widely cited by major news outlets, including The Wall Street Journal, The New York Times, the Financial Times, BBC News and CNBC. We publish proprietary studies and white papers on topics that include employee attitudes toward the workplace, executive pay trends, health care quality and costs, the impact of enterprise risk management on business performance, and strategies for managing pension risk and investments.
While we are focused on maintaining our deep expertise in products and services in the areas described above, we believe our ability to link the products and services from our various consulting areas is a key to comprehensively meeting our clients’ complex needs.

Below are total Towers Watson revenues and long-lived assets by geographic area for the fiscal years ended June 30, 2014, 2013 and 2012:

	Revenue			Long-Lived Assets
	2014	2013	2012	2014	2013	2012
North America	$2,046,488	$1,972,981	$1,760,749	$2,484,019	$2,293,045	$2,263,592
Europe	1,162,888	1,161,973	1,205,519	1,211,700	1,193,188	1,110,367
Rest of World	272,536	297,561	291,630	44,466	47,308	66,131
	$3,481,912	$3,432,515	$3,257,898	$3,740,185	$3,533,541	$3,440,090
Principal Services
As noted earlier, our global operations include four segments: Benefits, Risk and Financial Services, Talent and Rewards, and Exchange Solutions. The percentages of segment revenue generated by the various groups are as follows (all years presented on a continuing operations basis):

	Year ended June 30,
	2014	2013	2012
Benefits	59%	60%	61%
Risk and Financial Services	19	20	21
Talent and Rewards	17	17	18
Exchange Solutions	5	3	N/A*
Total Segment Revenue	100%	100%	100%
* The Exchange Solutions segment contributed $3.6 million, or less than 1 percent, of revenue, for the one month of operations included in our fiscal year 2012 results.
Benefits Segment
The Benefits segment is our largest, with over 7,300 associates. The Benefits segment generated approximately 59% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2014. This segment has grown organically and through business combinations. Benefits consultants work with clients to create and manage cost-effective benefit programs that help them attract, retain and motivate a talented workforce, while managing the costs and financial risks associated with these programs.
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
Retirement
As one of the world’s leading advisors on retirement plans, we provide actuarial and consulting services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. We also help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans and retiree benefit adequacy and security.
Towers Watson is the named actuary for many of the world’s largest retirement plan sponsors. We provide actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the U.S., we provide actuarial services to five of the six largest corporate-sponsored defined benefit plans (based on total pension plan assets), and, in the U.K., we advise 37 of the 100 largest corporate pension funds. We also have market-leading positions in Canada, Germany and the Netherlands. In 2012, we won actuarial employer of the year with three Towers Watson associates voted among the Top 30 Actuaries under 30 by Actuarial Post magazine in the U.K. We offer clients a full range of integrated, innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. For clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services, and communication and change management assistance.
Our retirement consulting services include:

•	Retirement strategy and plan design

•	Actuarial services and related support

•	Retirement plan financial management

•	Settlement solutions such as lump sum cash outs, longevity swaps and annuity purchases

•	Compliance and governance strategies

•	Risk management such as liability-driven investment changes

•	Defined contribution solutions
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
To ensure the consistency and efficiency of our retirement consulting service delivery in all of our offices worldwide, we dedicate significant resources to technology systems and tools. We also maintain extensive proprietary databases that enable our clients to track and benchmark benefit plan provisions. Our retirement consulting relationships are generally long-term in nature, and client retention rates for this line of business are high. Revenue for the retirement business is typically seasonal, as most of our work pertains to calendar-year-end reporting and compliance related to the completion of pension plan valuations; thus, the third quarter of our fiscal year is typically the strongest quarter. Major revenue growth drivers in this line of business include changes in regulations, capital market conditions, increased global demand and increased market share.
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
Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status — factors that have increased benefit costs for employers. Our health and group benefits consulting services help employers provide health and welfare benefits designed to attract and retain qualified employees, while controlling costs and enhancing workforce health and productivity. In order to meet our clients' global health and group benefit needs, we are expanding our geographic footprint of health and group benefit operations. In the last 12 months, we have opened health and group benefit operations — including obtaining brokerage licenses — in Mexico, the Philippines and Singapore, and are working on setting up operations in several additional countries. Between our own operations and third party broking partners, we can provide health and group benefits advice and services in over 100 countries.
In the U.S., the Patient Protection and Affordable Care Act (PPACA) has prompted employers to reevaluate their health plan strategies in light of expanded coverage requirements and new tax considerations. Our consultants are helping clients with these strategic decisions, including how to optimize their programs and evaluate emerging coverage options, specifically publicly subsidized health insurance exchanges and private exchanges.

Given continued above-inflation-rate increases in health care costs, our consultants help employers find proven solutions for managing plan costs and engaging members in health management and cost-control. An increasing number of employers are adopting account-based approaches, increasing their emphasis on employee health engagement, and using behavior-based approaches in the design of their programs. In the U.S., the PPACA has also spawned new approaches in the ways that providers are paid. These approaches are intended to improve outcomes via more efficient care and service utilization. These models put employees in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wise health purchasing decisions.
In addition to our consulting services, we manage a number of collective purchasing initiatives (e.g., pharmacy, stop-loss) that enable employers to realize greater value from third-party service providers than they can on their own. We recently announced GlobalAccess, a platform for the provision of pre-packaged health and group benefits plans in over 30 countries. Under GlobalAccess, our clients can select one of three plan designs in a covered country. The plan designs are benchmarked to local conditions with pre-negotiated pricing and terms with leading insurers globally. We also support OneExchange Active, our private health insurance exchange for active employees. This offering is integrated with other health insurance exchange offerings, OneExchange Retiree and OneExchange Access, which are provided within the Exchange Solutions segment. We have designed our health insurance exchange based on the same high performance plan principles underlying our advice to clients who choose to self-manage their health programs. Our clients now have the choice of continuing to self-manage and using our consulting services or to access our private exchange high performance platform. Our first OneExchange Active clients went live in our fiscal year 2014.
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
Technology and Administration Solutions
Our Technology and Administration Solutions line of business, our third largest within the Benefits segment, provides benefits outsourcing services to hundreds of clients across multiple industries. Our services are supported by our robust technology platforms, including our BenefitConnect system in the U.S., and our dedicated, onshore benefits call centers.
Supporting more than eight million plan participants and their family members, we provide:
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
We have more than three decades of success in benefits outsourcing and were ranked a leader for the third year in a row on the Global Outsourcing 100 list. In the last three years, we were also ranked #1 and #2 in the Diversified Outsourcing Services category on Fortune magazine’s list of “World’s Most Admired Companies.” To help meet the needs of all employers, we provide flexible benefits administration delivery model options, ranging from co-sourcing to full outsourcing for pension and health and welfare benefits.
In the U.S., we are a top-tier benefits outsourcing provider and a market leader for defined benefit and health and welfare administration. Our administration technology, BenefitConnect, includes case management and administration tools to help plan sponsors manage the entire life cycle, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their benefits. BenefitConnect is also the administration engine for our U.S. private health insurance exchange. We deliver fully outsourced services through three U.S. service center locations, with representatives equipped with a recently upgraded, fully integrated technology suite and training that leverages the breadth of Towers Watson’s benefits expertise. Within the U.S., participant satisfaction with our Technology and Administration Solutions customer service centers was approximately 98% for the fiscal year ending June 30, 2014.
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
International Consulting
To help multinational companies address the challenges of operating in the global marketplace, Towers Watson provides expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries. Multinationals increasingly need to manage and govern compensation and benefit policies and practices from a global perspective, and our international consultants work with the headquarters of multinationals to develop such strategies and implement them. In addition, activities within multinationals are increasingly global in nature (e.g. mergers, acquisitions and other corporate transactions, or the implementation of a more integrated and effective global benefits management system). Our global specialists, in cooperation with their colleagues in our local offices worldwide, help clients manage and ensure the success of such projects.
In addition to global strategy, governance and oversight, our services include:

•	Global actuarial services to over 260 companies, which is a market leading position

•	Global total rewards and benefit design

•	Global workforce health and wellbeing

•	Defined contribution plan oversight

•	Defined benefit plan risk management and reduction strategies

•	More efficient and effective financing of employee benefits through pooling and captives and our enhanced local capabilities

•	The optimization of global employee benefit management and spend
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
Risk and Financial Services Segment
Risk and Financial Services ("RFS") is our second-largest segment. Exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business ("Brokerage"), which was sold in November, 2013, Risk and Financial Services segment revenues were approximately 19% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2014. This segment includes two lines of business:

•	Risk Consulting and Software

•	Investment
We work with chief financial officers, treasurers, chief risk officers, senior actuaries, pension plan sponsors and trustees of our clients’ organizations. Risk Consulting and Software has a particular focus on the insurance industry, while Investment focuses primarily on pension plans. The two lines of business also apply their expertise to serve broader markets.
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
Risk Consulting and Software
Our Risk Consulting and Software business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs. Our associates use strong analytical skills, proven consulting techniques and software solutions to help our clients improve business performance. We advise more than three-quarters of the world’s leading insurers and believe we are a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than any other consulting firm.
Our Risk Consulting and Software services include:

•	Financial and regulatory reporting

•	Enterprise risk and capital management

•	M&A and corporate restructuring (including actuarial valuation, capital analysis and due diligence)

•	Product and market strategies (including pricing and predictive modeling)

•	Financial modeling

•	Strategy and performance improvement

•	Software solutions (including financial and capital modeling, pricing and reserving)
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
We help non-insurance entities with risk management issues, such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies to align their risk profile with overall financial objectives. And we are extending our offerings into new areas — including telematics and usage-based insurance — building on our traditional strengths in modeling and data analysis. We also have an ongoing alliance with JLT Towers Re to offer integrated consulting and risk transfer services.
Investment
Our Investment business helps our clients manage investment complexity, establish their risk tolerance and improve governance.
We have one of the industry’s largest investment consulting businesses. Our business is focused on creating value for institutional investors by providing objective, best-in-class investment advice. We provide coordinated investment advice and solutions — based on our expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting, manager selection and investment execution — to some of the world’s largest pension funds and institutional investors.

Our Investment services include:

•	Investment policy, governance and risk assessment

•	Investment strategy

•	Structured products design

•	Manager structure and selection

•	Manager monitoring and evaluation (including performance reporting)

•	Delegated investment services including pooled fund solutions
Approximately 150 investment research professionals across the world’s major markets are experienced in economic, capital market and manager research. With deep specialist expertise in asset management, economic forecasting and actuarial science, we provide practical advice tailored to meet the specific needs of each advisory client. For clients looking to outsource responsibility for investment decision-making and/or implementation, our delegated investment services enable investors to build and maintain diversified investment portfolios customized to their risk preferences. While our Investment clients primarily include defined benefit and defined contribution pension plans, we have seen significant growth potential in expanding our services to other institutional investors including insurance companies, wealth management companies, endowment funds and sovereign wealth funds, and we are continuing to enhance our capabilities in these areas. The addition of pooled fund solutions has enabled us to expand our delegated investment services to clients.
Talent and Rewards Segment
Our third segment, Talent and Rewards, generated approximately 17% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2014. This segment includes three lines of business:

•	Executive Compensation

•	Rewards, Talent and Communication

•	Data, Surveys and Technology
Executive Compensation
We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. We help clients understand market practices in these areas. Given that companies in all world regions face scrutiny of executive pay from shareholders, regulators and other stakeholders, our focus is on aligning pay plans with the organization’s business strategy and driving desired performance. Our services include executive compensation philosophy and strategy development, modeling and valuation of pay plan elements, performance measurement selection and calibration, board of director compensation and plan design, advice on change-in-control and severance programs, and total compensation assessment and benchmarking. We also provide clients with executive pay-related support associated with various transactions, including mergers, acquisitions, divestitures, executive transitions and business restructuring.
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
Rewards, Talent and Communication
This line of business offers a broad array of advisory services focused on designing and implementing Rewards and Talent Management programs and processes. Our solutions help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.
Our primary practice areas are:

•
Talent Management. We help organizations define their human capital strategies to support business goals; develop integrated talent programs and processes; assess and develop leaders and managers; and gain insight from human capital analytics.

•
Rewards. We provide the tools, advisory services and execution support to help organizations design and administer effective compensation programs. We help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet business goals. Specialized teams focus on sales effectiveness and rewards, health care, high technology and financial services industries.

•
Communication and Change Management. Applying their deep expertise in change management, organizational effectiveness and communication, our communication and change management consultants helps our clients drive employee engagement, align employee behavior with business results, and communicate HR programs and processes.

Data, Surveys and Technology
This line of business provides benchmarking data, employee surveys and HR software to help companies administer and manage their talent management and reward programs.
It includes our global compensation databases; offerings in employee surveys, human capital metrics and analytics benchmarking and HR service delivery consulting, as well as software applications for talent, performance and compensation management. These services generate recurring revenue by leveraging data, technology and a pool of staff resources that is flexibly deployed.
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
We also provide a broad array of proprietary Software as a Service ("SaaS") based HR software solutions, including:

•
Talent|REWARD, an integrated suite of applications for recruiting, performance management, global job leveling, compensation planning and administration, succession planning, career development, and learning management

•	Total rewards portals and statements

•	Onboarding applications

•	HR and employee portals
Exchange Solutions Segment
Our fourth segment, Exchange Solutions, generated 5% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2014. This segment includes two lines of business:

•	Retiree & Access Exchanges

•	Liazon
We are redefining the manner in which active employee and retiree health benefits are offered and delivered. Our solutions create cost savings for our employer clients and provide our individual customers with improved choice and control over their health benefits.
In November 2013, the segment was expanded through the acquisition of Liazon Corporation, a company specialized in developing and delivering private benefit exchanges for active employees. The Liazon solution complements the existing OneExchange Active offering by helping organizations of all sizes deliver self- and fully-insured benefits to employees in new and cost effective ways.
Our most mature solution within this segment, OneExchange Retiree, enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or 'contribution' to spend on health care services at an annual cost that the employer controls as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at an uncertain annual cost. With our OneExchange Retiree solution, our clients can provide their retirees with the same or better healthcare benefits at a lower cost. We have provided an effective alternative to traditional group Medicare health plans for private and public sector clients, including Fortune 500 companies. We have helped hundreds of thousands of retirees and their dependents navigate the individual retiree medical insurance market, and evaluate and choose a health plan using our proprietary exchange platform and decision support tools. In addition, this line of business is developing and expanding its offerings to address the pre-65 individual retiree, or early retiree, and are working on exchange opportunities for individual, active employees.

The Retiree & Access Exchanges line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient quoting and an enrollment engine, a custom-developed Customer Relationship Management ("CRM") system and comprehensive insurance carrier connectivity. The Retiree & Access solution services include:

•
Analyzing and optimizing employer healthcare benefit subsidies and developing healthcare coverage strategies that enables our clients to predict their healthcare liabilities and realize significant cost savings by transitioning their retirees to defined contribution plans

•	Managing an exchange of over 100 national and regional insurance carriers offering thousands of health plans that compete on price, coverage and quality

•
Simplifying the complexities of Medicare and the pre-65 individual market by helping individuals navigate through a meaningful choice of health plans using our proprietary software to analyze employer subsidies, health plan details and individuals’ doctor, hospital and prescription drug needs

•	Offering enrollment services that match an individual’s health status and financial resources to a specific plan while giving unbiased guidance about these expanded healthcare options

•	Providing lifelong advocacy and support services for all enrollees as they engage with insurance carriers beginning with their initial enrollment and continuing as their healthcare needs evolve
Liazon delivers benefits technology and merchandising for employers in the small- to mid-sized market through its Bright Choices Exchange. Bright Choices helps employers set predictable benefit budgets and receive more from their benefit investments by helping them deploy defined contribution funding strategies. Employees then use the money provided by their employers to shop in the Bright Choices on-line benefits store, to build a personalized benefits portfolio, and to make smarter, more economical benefits decisions.
Liazon distributes its products and services through an extensive group of brokers and benefits consultants. Liazon serves employers and their employees through:

•	Flexible defined contributions capabilities and planning tools for employers and brokers

•
The Bright Choices Exchange, where employees are assisted in making informed decisions using educational tools and a simple online questionnaire that guides them to create a personalized portfolio of benefits from a wide variety of options, and provides access to year-round benefits information and education

•
Extensive carrier relationships with leading insurance brands that allow Bright Choices to provide robust marketplaces with a wide range of benefits that employees value, including health care plans across a range of price points, Health Savings and Flexible Spending accounts, dental, vision, life, disability, critical illness, wellness, legal plans, and even pet insurance and telemedicine

•	Year-round, on-line and telephonic support for employers and employees
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the TAS North America line of business with the Retiree & Access Exchanges and Liazon lines of business to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We are still evaluating the impact of this restructuring to our operating segments and the related disclosures.
Competition
The human capital and risk management consulting industries are highly competitive. We believe there are significant barriers to entry, and we have developed competitive advantages in providing HR consulting services. However, we face strong competition from several sources.
Our principal competitors in the global HR consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). The industry also includes other benefit and compensation firms and the human resource consulting divisions of diversified professional service firms, including Deloitte, Accenture, EY and PricewaterhouseCoopers. Our competitors in the area of HR software include SuccessFactors (an SAP company), Oracle Taleo and IBM Kenexa. Beyond these large players, the global HR consulting industry is highly fragmented.
Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon Hewitt, Buck Consultants (a Xerox Company), Connextions (a United Healthcare company) and Mercer (a Marsh & McLennan company) are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges run by the U.S. federal and state governments.

The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider's capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
Executive Officers of the Company
As of August 14, 2014, the following individuals were executive officers of the Company:
James K. Foreman (age 56) has served as Managing Director of the Exchange Solutions business segment since February 1, 2014, and prior to that, as Managing Director, The Americas of Towers Watson since April 1, 2011. Immediately prior to that, he served as Managing Director of the North America region. Prior to the Merger, Mr. Foreman served as Managing Director of the Human Capital Group of Towers Perrin beginning June 2007, with overall responsibility for the global lines of business and geographic operations of Towers Perrin’s Human Capital Group. Mr. Foreman joined Towers Perrin in 1985 and worked for almost 20 years at Towers Perrin in a number of leadership positions, including Managing Director of Towers Perrin’s Health & Welfare practice and member of Towers Perrin’s board of directors from 2003 to 2005, before joining Aetna Inc. in 2005 to become the executive vice president of its national businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a B.A. in Business Economics from the University of California at Los Angeles.
Julie J. Gebauer (age 53) has served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, she served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a fellow of the Society of Actuaries and is an Enrolled Actuary in the Joint Board for Enrolled Actuaries. Ms. Gebauer graduated Phi Beta Kappa from the University of Nebraska-Lincoln with a B.S. in Mathematics.
Patricia L. Guinn (age 59) has served as Managing Director of the Risk and Financial Services business segment of Towers Watson since January 1, 2010. Previously, she served as Managing Director of the Risk and Financial Services business group of Towers Perrin beginning in 2001. She was a member of Towers Perrin’s board of directors from 2001 through 2004 and from 2007 until the consummation of the Merger. She joined Towers Perrin in 1976 and has held a number of leadership positions at the company. She is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Ms. Guinn graduated with honors from Hendrix College with a B.A. degree in Mathematics.
John J. Haley (age 64) has served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Previously, he served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the boards of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.

Carl A. Hess (age 52) has served as Managing Director, The Americas of Towers Watson since February 1, 2014, and prior to that he served as the Managing Director of Towers Watson's Investment business since January 1, 2010. Prior to that, he worked in a variety of roles over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt's investment business. Mr. Hess is a fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a B.A. cum laude in Logic and Language from Yale University.
Kirkland L. Hicks (age 42) has served as Vice President, General Counsel and Secretary of Towers Watson since November 2012. From July 2011 to October 2012, he served as chair of Towers Watson’s Diversity and Inclusion Council for the

Americas. Mr. Hicks was previously the Managing Counsel-Commercial, Americas for Towers Watson from January 2010 to November 2012. Prior to that, he was Senior Counsel and head of Commercial Law at Watson Wyatt Worldwide, Inc. from May 2000 to December 2009. Mr. Hicks was previously an attorney with major law firms from 1997 to 2000. He has a B.S. in computer science from North Carolina A&T State University and a J.D. from Duke University School of Law, where he serves on the board of visitors. Mr. Hicks has also completed an executive leadership program at Harvard Business School. He is a member of the District of Columbia, Maryland and Virginia (corporate counsel) bars, the Association of Corporate Counsel and The Conference Board Council of Chief Legal Officers.
Roger F. Millay (age 56) has served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt from August 2008 until the consummation of the Merger. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a B.A. degree from the University of Virginia and an M.S. in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.
Paul G. Morris (age 50) has served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Previously, he served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the Merger. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a B.A. in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.
Gene H. Wickes (age 62) has served as the Managing Director of the Benefits business segment of Towers Watson since January 1, 2010. Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s board of directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.
Employees
We employed approximately 14,800 full-time associates as of June 30, 2014 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers fluctuate in response to short-term demands. Associates listed for the 2013 fiscal year are excluding those employed in our Brokerage business in November 2013.

	As of June 30,
	2014	2013
Benefits	7,300	6,900
Risk and Financial Services	2,000	2,100
Talent and Rewards	2,500	2,400
Exchange Solutions	700	300
Other	300	300
Business Services (incl. Corporate and field support)	2,000	2,100
Total associates	14,800	14,100
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
Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended June 30, 2014, approximately 11% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.
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
For the year ended June 30, 2014, 47% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:

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
A material portion of our revenue is affected by statutory changes. Many areas in which we provide services are the subject of government regulation, which is constantly evolving. Changes in government and accounting regulations in the United States and the United Kingdom, two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs, including recent changes in regulations relating to health care (such as medical plans), defined contribution plans (such as 401(k) plans), defined benefit plans (such as pension plans) or executive compensation, may materially adversely affect the demand for, or the profitability of, our services. In addition, more restrictive rules or interpretations of the federal Centers for Medicare Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Exchange Solutions business. Further, changes to insurance regulatory schemes, or our failure to keep pace with such changes, could negatively affect demand for services in our Risk and Financial Services business segment. For example, our continuing ability to provide investment advisory services depends on compliance with the rules and regulations in each of these jurisdictions. Any failure to comply with these regulations could lead to disciplinary action, including compensating clients for loss, the imposition of fines or the revocation of the authorization to operate as well as damage to our reputation.
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
The markets for our principal services are highly competitive. Our competitors include other human capital and risk management consulting and actuarial firms, as well as the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors have or may develop a lower cost structure, or have more tax-efficient operations. New competitors or alliances among competitors could emerge, creating additional competition and gaining significant market share, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenues and profit margin.
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
We face risks when we acquire or divest businesses, and may have difficulty integrating or managing acquired businesses, or with effecting internal reorganizations, which may harm our business, financial condition, results of operations or reputation.
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
We may also face similar challenges in effecting internal reorganizations, such as the internal reorganization of our Exchange Solutions segment that began in 2014. If acquisitions or internal reorganizations are not successfully integrated, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation.
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
Towers Watson is engaged in providing services and products outside the core human capital and risk management businesses previously conducted by the Company, which may carry greater risk of liability and regulatory action.
We continue to grow the business of providing professional services and products to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core human capital and risk management business, and such claims may be for significant amounts. For example, we may assist a pension plan to hedge its exposure to changes in interest rates. If the hedge does not perform as expected, we could be exposed to claims. Contractual provisions intended to mitigate risk may not be enforceable. Other examples of recently implemented ventures that may increase our exposure to client and regulator claims include pooled investment solutions in various jurisdictions in our Investment line of business; new licensed work and expansion into new jurisdictions in our Health and Group Benefits line of business; and in our Retirement line of business, establishing and servicing structures to facilitate the funding of our clients' employee benefit plans. In addition, with respect to some of these new ventures, we may enter into arrangements that need to be examined to determine whether they fall under the variable interest entity (VIE) accounting guidance. The structure of such arrangements could require us to consolidate assets or liabilities on which we do not have risk of loss.
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
We have material pension liabilities. The projected benefit obligation for our pension and other postretirement benefit plans at June 30, 2014 was $4.3 billion, of which $786.9 million represented unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.
Our Exchange Solutions business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.
Our Exchange Solutions business typically enters into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new health insurance plans or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our exchange platform. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, carrier websites or other sales channels, or to market their own plans, and, in turn, could limit or prohibit us from marketing their plans. For example, in August 2011, one of Exchange Solutions’ largest insurance carrier partners discontinued the indirect distribution of Medicare supplement policies through all of their distribution vendors. As a result, our new Medicare supplement enrollments shifted to other insurance carriers that pay us lower commission rates on average. Insurance carriers may also choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in individual markets in certain geographies or altogether. Additionally, if one of the insurance carriers with which we are associated violates the law or comes under scrutiny by the Centers for Medicare & Medicaid Services (“CMS”), CMS may impose sanctions on such carriers, resulting in a loss of supply of insurance plans that we are able to sell. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or are unable to offer customers a wide variety of health insurance plans.
The private health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. For example, in fiscal year 2014, the top five carriers accounted for an aggregate of approximately 73% of our commission revenue in our Retiree & Access Exchanges business. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.
Changes and developments in the health insurance system in the United States could harm our Exchange Solutions business.
In 2010, the Federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA, which we refer to collectively as Healthcare Reform. Our Exchange Solutions business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.
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

•	Increase our competition;

•	Reduce or eliminate the need for health insurance agents and brokers or demand for the health insurance that we sell;

•	Decrease the number of types of health insurance plans that we sell, as well as the number of insurance carriers offering such plans;

•	Cause insurance carriers to change the benefits and/or premiums for the plans they sell;

•	Cause insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways; or

•	Materially restrict our call center operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of June 30, 2014, we operated offices in more than 114 markets and 37 countries throughout the Americas, Asia-Pacific, Europe, South Africa and the Middle East. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately 7% of total assets as of June 30, 2014, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 11, “Debt, Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report.
Item  4. Mine Safety Disclosures.
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Towers Watson & Co. Class A common stock is currently traded on the New York Stock Exchange and NASDAQ under the symbol TW. The following table sets forth the high and low sales prices per share of our Class A common stock for the periods indicated.

	High	Low
Fiscal Year 2013
First quarter (July 1, 2012 - September 30, 2012)	$60.98	$51.68
Second quarter (October 1, 2012 - December 31, 2012)	$58.63	$50.01
Third quarter (January 1, 2013 - March 31, 2013)	$69.32	$57.02
Fourth quarter (April 1, 2013 - June 30, 2013)	$81.95	$68.02
Fiscal Year 2014
First quarter (July 1, 2013 - September 30, 2013)	$108.16	$80.99
Second quarter (October 1, 2013 - December 31, 2013)	$127.61	$107.09
Third quarter (January 1, 2014 - March 31, 2014)	$129.61	$105.01
Fourth quarter (April 1, 2014 - June 30, 2014)	$117.76	$102.30
Holders
As of August 6, 2014, there were approximately 390 registered stockholders of our Class A common stock.
Dividends
Fiscal Year 2014 Dividends - During May 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.14 per share which was paid in July 2014. Additional quarterly cash dividends were declared in the amount of $0.14 per share in November 2013 and February 2014, which were paid in January 2014 and April 2014, respectively.
Fiscal Year 2013 Dividends - During November 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share, which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for the six months ended June 30, 2013.
Total dividends paid in fiscal year 2014 and in fiscal year 2013 were $21.1 million and $48.2 million, respectively. The amount in fiscal years 2014 and 2013 includes $1.6 million and $1.3 million, respectively, of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.

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
Performance Graph
The graphs below depict total cumulative stockholder return on $100 invested on June 30, 2009 and January 4, 2010, respectively, in (i) Watson Wyatt Worldwide Inc. common stock and Towers Watson & Co. common stock, (ii) the New York Stock Exchange Composite Index; and (iii) a peer group index comprised of the common stock of Aon PLC and Marsh & McLennan Companies and certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million. The graphs assume reinvestment of dividends.
*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.

	6/09	12/09
Watson Wyatt Worldwide, Inc.	$100.00	$127.04
NYSE Composite	$100.00	$123.03
Peer Group	$100.00	$113.81

*$100 invested on 1/4/10 in stock or 12/31/09 in index, including reinvestment of dividends. Fiscal year ending June 30.

	1/4/10	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14
Towers Watson & Co.	$100.00	$77.96	$132.60	$121.67	$168.16	$214.70
NYSE Composite	$100.00	$91.14	$119.85	$115.40	$139.10	$170.75
Peer Group	$100.00	$96.64	$143.04	$143.95	$183.97	$229.59
The two Performance Graphs respectively show (i) legacy Watson Wyatt’s stock performance from June 30, 2009 through December 31, 2009, the day prior to the closing date of the Merger and (ii) Towers Watson’s stock performance from January 4, 2010 through June 30, 2014.
Companies included in the peer group index in both graphs include: Accenture PLC, Aon PLC, FTI Consulting Inc., Huron Consulting Group Inc.; Marsh & McLennan Companies; Maximus Inc.; Navigant Consulting Inc.; and The Corporate Executive Board Company.
Issuer Purchases of Equity Securities
The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under two distinct sets of authority.
The purpose of the first authority is to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”). During the third quarter of fiscal year 2010, our Board of Directors approved the repurchase of up to 750,000 shares of our Class A Common Stock to offset Dilution. During the first quarter of fiscal 2012, the Board of Directors approved the repurchase of an additional 1,000,000 shares of Class A Common Stock to offset Dilution. As of June 30, 2014, 427,189 shares remained available for repurchase under this authority.
The purpose of the second authority is to purchase shares of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the third quarter of fiscal 2012, the Board of Directors approved the repurchase of $150 million of the Company’s Class A Common Stock. As of June 30, 2014, $70.5 million remained available for repurchase of shares under this authority.

There are no expiration dates for any of these repurchase plans or programs. The table below presents specified information about the Company's Class A Common Stock repurchases in the fourth quarter of fiscal year 2014 and the Company's repurchase plans.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2014 through April 30, 2014	90,300	$110.57	90,300	1,179,529
May 1, 2014 through May 31, 2014	76,200	$109.31	76,200	1,103,329
June 1, 2014 through June 30, 2014	-	-	-	1,103,329
	166,500	$109.99	166,500	1,103,329

(a)	All shares repurchased in the fourth quarter of fiscal year 2014 were repurchased under the $150 million authority approved by the Board of Directors.

(b)
The maximum number of shares that may yet be purchased under our two stock repurchase plans is 1,103,329. An estimate of the maximum number of shares under the repurchase of up to $150 million was determined using the closing price of our stock on June 30, 2014, the last trading day of our fiscal year, of $104.23.

Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2014. The selected consolidated financial data as of and for each of the years in the five year period ended June 30, 2014 were derived from our audited consolidated financial statements of Towers Watson. Prior period amounts have been restated to reflect discontinued operations in all periods presented. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended June 30,
Statement of Operations Data:	2014	2013	2012	2011	2010 (a)
(amounts are in thousands, except per share data)
Revenue	$3,481,912	$3,432,515	$3,257,898	$3,108,706	$2,313,246
Costs of providing services:
Salaries and employee benefits	2,106,431	2,085,188	1,978,653	1,951,854	1,494,888
Professional and subcontracted services	249,775	267,715	283,783	245,076	162,988
Occupancy	137,883	139,942	136,557	139,211	107,664
General and administrative expenses	317,448	303,472	259,064	256,581	207,959
Depreciation and amortization	174,818	173,040	150,006	127,602	99,720
Transaction and integration expenses	1,049	30,753	86,130	100,535	87,644
	2,987,404	3,000,110	2,894,193	2,820,859	2,160,863
Income from operations	494,508	432,405	363,705	287,847	152,383
(Loss) / income from affiliates	—	(56)	262	1,081	(1,274)
Interest income	2,803	2,400	3,860	5,523	2,950
Interest expense	(9,031)	(12,676)	(9,156)	(12,475)	(7,508)
Other non-operating income	10,226	6,928	11,350	19,349	11,304
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	498,506	429,001	370,021	301,325	157,855
Provision for income taxes	138,249	136,991	132,443	121,480	46,982
INCOME FROM CONTINUING OPERATIONS	360,257	292,010	237,578	179,845	110,873
Income from discontinued operations, net of income tax of $39,202, $15,561, $13,313, $8,436 and $3,925, respectively	6,057	23,642	22,898	16,880	8,137
NET INCOME BEFORE NON-CONTROLLING INTERESTS	366,314	315,652	260,476	196,725	119,010
Income / (loss) attributable to non-controlling interests	7,014	(3,160)	263	2,288	(1,587)
NET INCOME (attributable to common stockholders)	$359,300	$318,812	$260,213	$194,437	$120,597
Basic earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.00	$4.15	$3.28	$2.39	$1.90
Net income from discontinued operations	0.09	0.33	0.32	0.23	0.14
Net income - basic	$5.09	$4.48	$3.60	$2.62	$2.04
Diluted earnings per share (attributable to common stockholders):
Net income from continuing operations	$4.98	$4.13	$3.27	$2.39	$1.89
Net income from discontinued operations	0.08	0.33	0.32	0.23	0.14
Net income - diluted	$5.06	$4.46	$3.59	$2.62	$2.03

Dividends declared per share	$0.42	$0.46	$0.40	$0.30	$0.30
Weighted average shares of common stock (000):
Basic	70,587	71,150	72,221	74,075	59,257
Diluted	70,955	71,555	72,542	74,139	59,372

(a)	Includes the effect of the Merger as of January 1, 2010

	As of June 30,
Balance Sheet and Other Data:	2014	2013	2012	2011	2010 (a)
(amounts are in thousands)
Cash and cash equivalents	$727,849	$532,805	$478,179	$528,923	$435,927
Fiduciary assets	12,010	148,414	171,406	153,154	164,539
Working capital	773,899	599,348	656,415	472,357	479,521
Goodwill and intangible assets	2,970,351	2,906,693	3,021,403	2,638,496	2,400,782
Total assets	5,627,786	5,332,077	5,356,978	5,098,950	4,573,617
Revolving credit facility, term loan and notes	225,000	250,000	458,000	99,341	201,967
Dividends declared	30,780	42,027	25,752	22,846	17,661
Stockholders’ equity	3,096,908	2,724,494	2,432,520	2,591,527	1,955,607
Shares outstanding	70,339	70,716	71,702	73,601	74,204

(a)	Includes the effect of the Merger as of January 1, 2010

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
We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life insurance and general insurance, as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
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
The human capital and financial consulting services industries, although highly fragmented, are highly competitive. It is composed of major human capital consulting firms, specialty firms, consulting arms of accounting firms and information technology consulting firms.
In the short term, our revenue is driven by many factors, including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of our clients, changes in investment markets, the ability of our consultants to attract new clients and provide additional services to existing clients, the impact of new regulations in the legal and accounting fields, and the impact of our ongoing cost-saving initiatives. In the long term, we expect that our financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and a focus on developing cross-business solutions, actively pursuing new clients in our target markets, cross selling and making strategic acquisitions. We believe that the highly fragmented industry in which we operate offers us growth opportunities, because we provide a unique business combination of benefits and human capital consulting, as well as risk and capital management and strategic technology solutions.
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
Retirement supports organizations worldwide in designing, managing, administering and communicating all types of retirement plans. Health and Group Benefits provides advice on the strategy, design, financing, delivery, ongoing plan management and communication of health and group benefit programs. Through our Technology and Administration Solutions line of business, we deliver cost-effective benefit outsourcing solutions. The International Consulting Group provides expertise in dealing with international human capital management and related benefits and compensation advice for corporate headquarters and their subsidiaries. A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the fiscal year ended June 30, 2014, the Benefits segment contributed 59% of our segment revenue. For the same period, approximately 44% of the Benefits segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
Risk and Financial Services Segment. Within the Risk and Financial Services segment, our second largest segment, we have two lines of business:

•	Risk Consulting and Software (“RCS”); and

•	Investment.
The Risk and Financial Services segment, exclusive of our Reinsurance and Property and Casualty Insurance Brokerage business ("Brokerage"), which was sold in November 2013, accounted for 19% of our total segment revenue for the fiscal year ended June 30, 2014. Approximately 73% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The segment has a strong base of recurring revenue, driven by long-term client relationships in retainer investment consulting assignments, software solutions, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to mergers and acquisitions consulting. Major revenue growth drivers include changes in regulations, the level of merger and acquisition activity in the insurance industry, and growth in pension and other asset pools. In the first quarter of fiscal year 2014, we entered into an agreement to sell our Brokerage business to JLT and we closed the transaction in our second quarter. We have reclassified the operating results of Brokerage as discontinued operations in our consolidated statements of operations for fiscal years 2014, 2013, and 2012.
Talent and Rewards Segment. Our third largest segment, Talent and Rewards, is focused on three lines of business:

•	Executive Compensation;

•	Rewards, Talent and Communication; and

•	Data, Surveys and Technology.
The Talent and Rewards segment accounted for approximately 17% of our total segment revenue for the fiscal year ended June 30, 2014. Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Approximately 47% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Revenue for Talent and Rewards consulting has increasing seasonality, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, merger and acquisition activity, the demand for universal metrics related to workforce engagement and the opportunity to leverage technology to manage annual talent management and reward processes.
Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, has two lines of business:

•	Retiree & Access Exchanges; and

•	Liazon.
We established our fourth segment, Exchange Solutions, when we acquired Extend Health on May 29, 2012. The Exchange Solutions segment accounted for approximately 5% of our total segment revenue for the fiscal year ended June 30, 2014. In November 2013, the segment was expanded through the acquisition of Liazon Corporation, a leader in developing and delivering private benefit exchanges for active employees.
Our OneExchange Retiree solution enables employers to transition their retirees to individual, defined contribution health plans at an annual cost that the employer controls — versus group-based, defined benefit health plans, which have uncertain annual costs. By moving to a defined contribution approach, our clients can provide their retirees with the same or better health care benefits at a lower overall cost. The Liazon solution complements our existing OneExchange Active offering by helping organizations of all sizes deliver self- and fully-insured benefits to employees in new and cost-effective ways. Most Retiree & Access revenue comes from the commissions we receive from insurance carriers for enrolling individuals into their health plans. This revenue generally increases as the number of enrolled members grows. Revenues for Liazon are derived from a combination of monthly administration fees and carrier commissions and overrides. Exchange Solutions experiences seasonality due to the timing of the commissions we receive from our carriers and the costs incurred to enroll members. Most of our revenue is recognized ratably over the term of the policy, whereas the costs are incurred during our corporate clients’ open enrollment period, typically in our fiscal year first and second quarters. We hire additional seasonal staff to supplement our full-time service center associates, and we expect to incur higher costs during our client’s busiest enrollment periods.
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the TAS North America line of business with the Retiree & Access Exchanges and Liazon lines of business to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We are still evaluating the impact of this restructuring to our operating segments and the related disclosures.

Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
Shown below are Towers Watson’s top five geographies based on percentage of consolidated revenue. For the year ended June 30, 2014, the information provided excludes the Brokerage business.

	Fiscal Year
Geographic Region	2014	2013	2012
United States	53%	53%	48%
United Kingdom	20	22	23
Canada	6	6	6
Germany	5	4	5
Netherlands	2	2	3
We derive the majority of our revenue from fees for consulting services. Approximately 60% of these arrangements are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense basis. The remaining 40% of these arrangements are billed on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our most recent three fiscal years.
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. We compensate our directors, executive officers and other select associates with incentive non-cash stock-based compensation awards which generally vest equally over three years. We use a graded vesting expense methodology that assumes the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years, giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock.
Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30% to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the fiscal year ended June 30, 2014 for Towers Watson, approximately 35% of professional and subcontracted services represent these reimbursable services.
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
Prior to the sale of our reinsurance brokerage business in November 2013 (see Note 2 for further discussion), in our capacity as a reinsurance broker, we collected premiums from our reinsurance clients and, after deducting our brokerage commissions, we remitted the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services was earned on a commission basis. Commissions were calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognized brokerage services revenue on the later of the contract’s inception or billing date as fees became known or as our services were provided for premium processing. In addition, we held cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We were permitted to invest these funds in high quality liquid instruments.
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
Variable Interest Entities
In connection with the pooled investment fund solutions we provide, we may enter into arrangements that need to be examined to determine whether they fall under the variable interest entity (VIE) accounting guidance. Management needs to exercise significant judgment to determine if these entities are VIEs and, if so, whether such VIE relationships require the Company to consolidate these entities. This process involves management’s understanding of the arrangements to determine whether the entity is considered a VIE under the accounting guidance. This evaluation of whether the entity is considered a VIE under the accounting guidance involves judging whether the various structures qualify as investment companies under the deferred provisions of ASC 810-10-65-2 (the “Deferral”) in applying the guidance in the VIE subsections of the Deferral. We use a variety of complex estimating processes that may consider both qualitative and quantitative factors, and may involve the use of assumptions (where necessary) about the business environment in which an entity operates; the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; the VIE’s capital structure; the terms between the VIE and its variable interest holders and other parties involved with the VIE (and when necessary, to determine who is most closely associated with the VIE); identification of related-party relationships and de-facto agency relationships; which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; analysis and calculation of its expected losses and its expected residual returns in determining which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The quantitative processes involve estimating the expected future cash flows and performance of the entity, analyzing the variability in those cash flows, and allocating the losses and returns among the identified parties having variable interests. Where an entity is determined to be a VIE, our interests are compared to those of the other parties involved with the VIE to identify the party that is the primary beneficiary, and thus should consolidate the entity. In addition to the areas of judgment mentioned above, a significant amount of judgment is exercised in interpreting the provisions of the accounting guidance and applying them to our specific transactions. Management reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. Management reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.
Incurred But Not Reported (IBNR) Claims
We accrue for IBNR professional liability claims that are probable and estimable. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2014, we had a $173.8 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability decreased from $174.3 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Pension Assumptions
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2014, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $98.0 million in projected benefit obligations, $73.3 million in assets and a net liability of $24.8 million.
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
Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas.
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
The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
	2014		2013		2012
	North America	Europe	North America	Europe	North America	Europe
Discount rate	5.32%	4.41%	4.86%	4.80%	5.79%	5.59%
Expected long-term rate of return on assets	7.67%	5.77%	8.11%	6.07%	8.14%	6.78%
Rate of increase in compensation levels	4.36%	3.93%	4.35%	3.93%	3.82%	3.93%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
	North America	Europe	North America	Europe
Discount rate	4.86%	3.99%	5.32%	4.41%
Rate of increase in compensation levels	3.98%	3.00%	4.36%	3.93%
Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date. The U.K. is based on the yields on U.K. AA corporate bonds, while Germany and the Netherlands are based on yields on European AA corporate bonds.
The expected rates of return assumptions for North America and Europe were supported by an analysis performed by Towers Watson of the weighted-average yield expected to be achieved with the anticipated makeup of investments.
The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2014:

Change in Assumption	Effect on FY 2014 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+	$9.0	million
25 basis point increase in discount rate	-	$8.7	million
25 basis point decrease in expected return on assets	+	$7.0	million
25 basis point increase in expected return on assets	-	$7.0	million
The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2014:

Change in Assumption	Effect on FY 2014 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+	$4.7	million
25 basis point increase in discount rate	-	$4.8	million
25 basis point decrease in expected return on assets	+	$2.3	million
25 basis point increase in expected return on assets	-	$2.3	million
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
Goodwill and Intangible Assets
In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2014.
During fiscal 2014, the Company performed Step 1 of the two-step impairment test for all reporting units in order to update the estimated fair value for all reporting units. All reporting units' estimated fair values were substantially in excess of the carrying values, with the exception of the Liazon reporting unit which was only recently acquired. Liazon's fair value exceeded its carrying value, but had a passing margin of approximately 11%. To perform the test, we used Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.

If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2014, we did not record any impairment losses of goodwill or intangibles.

Results of Operations
The table below sets forth our consolidated statements of operations and data as a percentage of revenue for the periods indicated.
Consolidated Statements of Operations
(Thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2014		2013		2012
Revenue	$3,481,912	100%	$3,432,515	100%	$3,257,898	100%
Costs of providing services:
Salaries and employee benefits	2,106,431	60%	2,085,188	61%	1,978,653	61%
Professional and subcontracted services	249,775	7%	267,715	8%	283,783	9%
Occupancy	137,883	4%	139,942	4%	136,557	4%
General and administrative expenses	317,448	9%	303,472	9%	259,064	8%
Depreciation and amortization	174,818	5%	173,040	5%	150,006	5%
Transaction and integration expenses	1,049	—%	30,753	1%	86,130	3%
	2,987,404	86%	3,000,110	87%	2,894,193	89%
Income from operations	494,508	14%	432,405	13%	363,705	11%
(Loss) / income from affiliates	—	—	(56)	—	262	—
Interest income	2,803	—	2,400	—	3,860	—
Interest expense	(9,031)	—	(12,676)	—	(9,156)	—
Other non-operating income	10,226	—	6,928	—	11,350	—
Income before income taxes	498,506	14%	429,001	12%	370,021	11%
Provision for income taxes	138,249	4%	136,991	4%	132,443	4%
INCOME FROM CONTINUING OPERATIONS	360,257	10%	292,010	9%	237,578	7%
Income from discontinued operations, net of income tax of $39,202, $15,561, $13,313, respectively	6,057	—%	23,642	1%	22,898	1%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	366,314	11%	315,652	9%	260,476	8%
Net income / (loss) attributable to non-controlling interests	7,014	—%	(3,160)	—%	263	—%
NET INCOME (attributable to common stockholders)	$359,300	10%	$318,812	9%	260,213	8%
Results of Operations for the Fiscal Year Ended June 30, 2014
Compared to Fiscal Year Ended June 30, 2013
Revenue
The following discussion of the results of operations for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 reflects our Brokerage discontinued operations presentation in this current year filing.
Revenue for the fiscal year ended June 30, 2014 was $3.5 billion, an increase of $0.05 million, or 1%, compared to $3.4 billion for the fiscal year ended June 30, 2013. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 1% for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. Our Exchange Solutions segment contributed 5% to our total revenue in fiscal year 2014. During fiscal year 2014 we continued to assist companies with de-risking activities related to bulk-lump sum projects. We further enhanced our client development group outside the U.S. to better align our organization with our multi-national and global clients, and expanded our global footprint into rapidly developing markets such as South Africa, India and Russia.
The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.6364 for fiscal year 2014 from 1.5686 for fiscal year 2013, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3592 for fiscal year 2014 from 1.2941 for fiscal year 2013. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. Segment results are presented both on a reported basis and on a constant currency basis. Line of business results are presented only on a constant currency basis.
A comparison of segment revenue for the fiscal year ended June 30, 2014, as compared to the fiscal year ended June 30, 2013, is as follows:

•
Benefits revenue decreased $14.8 million, or 1%, and was $1.98 billion for fiscal year 2014 compared to $1.99 billion for fiscal year 2013. On a constant currency basis, Benefits revenue decreased 1%. Our Retirement business revenue, which makes up the majority of the segment, decreased 3%. While we continue to perform bulk lump sum projects, we have not had, and did not expect to have, the level of project work and revenue that we attained in fiscal year 2013. Our Health and Group Benefits business increased 1%. Our Technology and Administration Solutions business experienced 7% revenue growth due to new client work. The revenues in this line of business are recognized from the go-live date. The revenue growth in fiscal 2014 was primarily a result of new client wins in fiscal 2013. We have also experienced an increase in implementation projects in fiscal 2014. Our International business revenue declined 1%.

•
Risk and Financial Services revenue was $638.4 million for fiscal year 2014 compared to $645.3 million for fiscal year 2013, a 1% decrease. Risk and Financial Services revenue decreased 2% on a constant currency basis. The results associated with the operations of our Brokerage business have been classified as discontinued operations in fiscal years 2014 and 2013. The Risk and Financial Services segment revenue decline was primarily from a 6% decrease in our Risk Consulting and Software business revenue across all regions, particularly in Asia Pacific and EMEA. In fiscal year 2013, we began restructuring efforts, as there was low client demand for discretionary projects. The restructuring was completed in fiscal year 2014. While we experienced a decrease in consulting revenue, our property and casualty software revenue continued to be strong. Our Investment business experienced 5% revenue growth, across all regions, due to increased project work and performance fees.

•
Talent and Rewards revenue was $582.7 million for fiscal year 2014 compared to $573.3 million for fiscal year 2013, a 2% increase on an as reported and constant currency basis. Data, Surveys and Technology business revenue increased 9%, as demand for human resources software implementations and employee surveys drove revenue growth across all regions. Rewards, Talent and Communication revenue, which is primarily project-oriented, decreased 4%. We experienced softness in this line of business in the Americas and EMEA regions this fiscal year. Additionally, our results were impacted as our communications consultants were redeployed to support Exchange Solutions product development and sales. Our Executive Compensation business experienced a 2% increase in revenue, primarily in the Americas, where demand remained solid. We anticipate modest revenue growth for our Talent and Rewards segment from several of our practice areas, including Data, Surveys and Technology. In June 2014, we released three Software-as-a Service HR technology solutions. We are seeing a higher usage of HR service center technology as organizations look to improve their employees’ experience without increasing costs.

•
Exchange Solutions revenue increased $75.1 million, and was $170.0 million, for fiscal year 2014 compared to $94.9 million for fiscal year 2013. As our newest segment, Exchange Solutions contributed 5% to the Company’s total revenue for fiscal year 2014. In the second quarter of the fiscal year 2014, we acquired Liazon to round out our portfolio of exchange offerings by adding fully-insured healthcare options and enhancing the ancillary benefit programs to the OneExchange platform. As of June 30, 2014, we had approximately 670,000 enrolled retirees/employees, which equates to approximately 730,000 covered lives, in OneExchange.

Salaries and Employee Benefits
Salaries and employee benefits was $2.11 billion for fiscal year 2014 compared to $2.09 billion for fiscal year 2013, an increase of $21.2 million, or 1%. We experienced a $64.0 million increase in salaries, wage related taxes and fringe benefits for fiscal year 2014. The increase was driven by our adding personnel in high growth areas of our business coupled with our rationalizing in other business areas which resulted in increased severance costs. Our discretionary annual bonus is based on pre-bonus profitability, and fluctuates based on our operating results. As a result, our bonus expense for fiscal year 2014 decreased by $24.8 million compared to fiscal year 2013. Our pension expense decreased $15.3 million. The decrease in our pension expense was due to increases in discount rates and favorable investment returns. As a percentage of revenue, salaries and employee benefits was 60% for fiscal year 2014 compared to 61% for fiscal year 2013.
Professional and Subcontracted Services
Professional and subcontracted services for fiscal year 2014 was $249.8 million, compared to $267.7 million for fiscal year 2013, a decrease of $17.9 million, or 6.7%. Our external service provider fees decreased by $15.7 million compared to fiscal year 2013. We contracted with these service providers to supplement our day-to-day operations. In fiscal year 2014, our telecommunication, video conferencing, and internet services were managed by our in-house information technology department, and these expenses are classified in general and administrative expenses. Our pass-through expenses, which are generally reimbursable under our contracts, decreased by $2.3 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for fiscal year 2014 from 8% for fiscal year 2013.

Occupancy
Occupancy expense for fiscal year 2014 was $137.9 million, compared to $139.9 million for fiscal year 2013, a decrease of $2.0 million, or 1%. The decrease in occupancy expenses relates to cost savings from the combination of duplicative office spaces. As a percentage of revenue, occupancy expense was 4% for fiscal years 2014 and 2013.
General and Administrative Expenses
General and administrative expenses for fiscal year 2014 was $317.4 million, compared to $303.5 million for fiscal year 2013, an increase of $13.9 million, or 5%. The increase was primarily from additional travel expenses and software maintenance costs, as well as an increase of $1.7 million in our professional liability and other claims expense due to increases in our current legal reserves and reductions in prior year IBNR reserves. The increases were partially offset by a decrease of $2.5 million in our telecommunications, video conferencing, internet and general office expenses for fiscal year 2014 compared to fiscal year 2013. These expenses were classified in professional and subcontracted services in fiscal year 2013, as we previously contracted with an external service provider for these services. As a percentage of revenue, general and administrative expenses was 9% for fiscal years 2014 and 2013.
Depreciation and Amortization
Depreciation and amortization expense for fiscal year 2014 was $174.8 million, compared to $173.0 million for fiscal year 2013, an increase of $1.8 million, or 1%. As a percentage of revenue, depreciation and amortization expenses was 5% for fiscal years 2014 and 2013.
Transaction and Integration Expenses
Transaction and integration expense for fiscal year 2014 was $1.0 million, compared to $30.8 million for fiscal year 2013, a decrease of $29.8 million. The decrease was principally due to a reduction in expenses related to information technology integration projects that were ongoing in fiscal year 2012 and completed in fiscal year 2013. As a percentage of revenue, transaction and integration expenses was 1% for fiscal year 2013.
(Loss) / Income from Affiliates
Loss from affiliates for fiscal year 2013 was $0.1 million.
Interest Income
Interest income was $2.8 million and $2.4 million for fiscal years 2014 and 2013, respectively.
Interest Expense
Interest expense was $9.0 million for fiscal year 2014, compared to $12.7 million for fiscal year 2013, which was in line with our outstanding principal balances during the fiscal years.
Other Non-Operating Income
Other non-operating income for fiscal year 2014 was $10.2 million, compared to $6.9 million for fiscal year 2013. During fiscal year 2014, we recorded $6.3 million of mark-to-market gains on investments held by a consolidated variable interest entity. The variable interest entity was subsequently deconsolidated in our third fiscal quarter.
Provision for Income Taxes
The provision for income taxes for fiscal year 2014 was 27.7% compared with 31.9% in fiscal year 2013. Our effective tax rate decreased by 4.2% for fiscal year 2014 as compared to fiscal year 2013, primarily due to current year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and income tax settlements in various taxing jurisdictions, primarily the U.S.
Income from Discontinued Operations, net of income tax
Income from discontinued operations for fiscal year 2014 was $6.1 million, compared to $23.6 million for fiscal year 2013. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented, as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During the second quarter, we closed the sale of the business to JLT. Included in income from discontinued operations for fiscal year 2014 is a pre-tax gain on the sale of $24.0 million. This gain results from the adjusted consideration of $215.1 million, offset by transaction costs of $6.4 million, accelerated stock-based compensation awards of $1.0 million, and $184.8 million in removal of Brokerage net assets, primarily goodwill and intangible assets, not transferred in the deal. The sale of our Brokerage business resulted in a significant taxable gain, since the disposal of the goodwill and intangible assets associated with the business is not tax-deductible. The following selected financial information relates to the Brokerage business's operations for the years ended June 30, 2014 and 2013:

	Fiscal Year Ended,
	2014	2013
Revenue from discontinued operations	$63,762	$164,270

Income from discontinued operations before taxes	21,308	39,203
Tax expense on discontinued operations	7,522	15,561
Net income from discontinued operations	13,786	23,642

Gain from sale of discontinued operations	23,951	—
Tax expense on gain from sale of discontinued operations	31,680	—
Net loss from sale of discontinued operations	(7,729)	—
Total net income from discontinued operations	$6,057	$23,642
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the fiscal year ended June 30, 2014 was $359.3 million, an increase of $40.5 million, or 13%, compared to $318.8 million for the fiscal year ended June 30, 2013. As a percentage of revenue, net income attributable to controlling interests was 10% for fiscal year 2014, compared to 9% for fiscal year 2013.
Diluted Earnings Per Share
Diluted earnings per share for fiscal year 2014 was $5.06, compared to $4.46 for fiscal year 2013.

Results of Operations for the Fiscal Year Ended June 30, 2013
Compared to Fiscal Year Ended June 30, 2012
The following discussion of the results of operations for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 has been adjusted from the fiscal 2013 filing on Form 10-K to reflect our Brokerage discontinued operations presentation in this current year filing.
Revenue
Revenue for the fiscal year ended June 30, 2013 was $3.4 billion, an increase of $175 million, or 5%, compared to $3.3 billion for the fiscal year ended June 30, 2012. Our newest segment, Exchange Solutions, contributed 3% to our total revenue growth in fiscal year 2013 compared to 2012 due to a full fiscal year of operations in which we increased membership in the retiree exchange by more than 80%. In addition, several successes contributed to our growth in fiscal year 2013. We assisted companies with de-risking activities related to bulk lump sum projects. We enhanced our client development group outside the U.S. to better align our organization with our multi-national and global clients and expanded our global footprint into rapidly developing markets such as South Africa, India and Russia. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 4% for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012. All of our segments experienced constant currency revenue growth in fiscal year 2013 compared to 2012.
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

and Germany. The growth in EMEA was driven by new administration work, and the growth in the Americas was due in part to call center support for the bulk lump sum projects. Our International business experienced 2% revenue growth. Our Health and Group Benefits business experienced 3% growth.

•
Risk and Financial Services revenue was $645.3 million for fiscal year 2013 compared to $655.9 million for fiscal year 2012, a 2% decrease. Risk and Financial Services revenue was flat on a constant currency basis. The results associated with the operations of our Brokerage business have been classified as discontinued operations in fiscal years 2014, 2013 and 2012. Our lines of business experienced mixed results, with revenue growth in the Americas, while EMEA and Asia Pacific remained flat. Our Investment business had 8% constant currency revenue growth led by EMEA, due to an increase in project work and performance fees. Our Risk Consulting and Software business has two distinct offerings; software and consulting; each of which experienced different results in fiscal year 2013. Our software sales increased 11% due to our portfolio of software solutions for both life and property and casualty insurance. Our consulting services revenue, which is primarily project oriented, decreased due to tightening of discretionary spending, principally in EMEA. In addition, it appears likely that the timeline for European regulators to implement Solvency II will slip beyond 2014 and related project work may not reappear for some time. As a result, our Risk Consulting and Software business had a 4% constant currency decrease in revenue in fiscal year 2013 compared to 2012.

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

Salaries and Employee Benefits
Salaries and employee benefits was $2.09 billion for fiscal year 2013 compared to $1.98 billion for fiscal year 2012, an increase of $106.5 million, or 5%. This increase was driven by an increase in base salary of $73.1 million attributable to a 3% increase in headcount, our annual salary merit increases and the impact of foreign currency translation. Our EMEA and APAC operations accounted for 2% of our headcount increase as of June 30, 2013, compared to June 30, 2012. Contributing to the increase, our Exchange Solutions segment had one month of operations in fiscal year 2012 compared to a full fiscal year in 2013. Our discretionary annual bonus is based on pre-bonus profitability and fluctuates based on our operating results, and as a result, our bonus expense for fiscal year 2013 increased by $17.7 million compared to fiscal year 2012. As a result of the increase in bonus and salary, our fringe benefits expense increased $19.7 million. The $17.1 million increase in our pension expense was due to decreases in discount rates. These increases were partially offset by a $22.2 million decrease in non-cash stock-based compensation primarily from the January 1, 2013 end of the service period and vesting of the restricted stock units issued to employees of Towers Perrin in the Merger. As a percentage of revenue, salaries and employee benefits was 61% for fiscal years 2013 and 2012.
Professional and Subcontracted Services
Professional and subcontracted services for fiscal year 2013 was $267.7 million, compared to $283.8 million for fiscal year 2012, a decrease of $16.1 million, or 6%. Our external service provider fees decreased by $17.6 million compared to fiscal year 2012. We contracted with these service providers to supplement our day-to-day operations. In fiscal year 2013, our telecommunication, video conferencing, and internet services have been managed by our in-house information technology department, and these expenses are classified in general and administrative expenses. Our pass-through expenses, which are reimbursable under our contracts, increased by $1.5 million. As a percentage of revenue, professional and subcontracted services decreased to 8% for fiscal year 2013 from 9% for fiscal year 2012.
Occupancy
Occupancy expense for fiscal year 2013 was $139.9 million, compared to $136.6 million for fiscal year 2012, an increase of $3.3 million, or 2%. The increase was due to higher utilities, a decrease in sublease income and lower tenant improvement allowances, partially offset by a decrease in rent. As a percentage of revenue, occupancy expense was 4% for fiscal years 2013 and 2012.
General and Administrative Expenses
General and administrative expenses for fiscal year 2013 was $303.5 million, compared to $259.1 million for fiscal year 2012, an increase of $44.4 million, or 17%. Our professional liability and other claims expense increased $29.8 million in fiscal year 2013 compared to 2012 due to increases in our current legal reserves and reductions in prior year IBNR reserves. We also experienced an increase of $13.3 million in our telecommunications, video conferencing, internet and general office expenses for fiscal year 2013 compared to 2012. These expenses were classified in professional and subcontracted services in fiscal year 2012, as we previously contracted with an external service provider for these services. In addition, our newest segment Exchange Solutions was formed in the fourth quarter of fiscal year 2012, contributing to higher general and administrative expenses in fiscal year 2013. As a percentage of revenue, general and administrative expenses was 9% for fiscal year 2013, compared to 8% for fiscal year 2012.
Depreciation and Amortization
Depreciation and amortization expense for fiscal year 2013 was $173.0 million, compared to $150.0 million for fiscal year 2012, an increase of $23 million, or 15%. The increase is primarily due to the amortization of intangibles related to our acquisition of Extend Health in the fourth quarter of fiscal year 2012. In addition, we accelerated amortization for a software application that we acquired in the Merger, as management determined that its use would be primarily discontinued in the next two to three years. A portion of the increase is also attributable to increased depreciation on the computer hardware that was placed in service in fiscal years 2011 and 2012. As a percentage of revenue, depreciation and amortization expenses was 5% for fiscal years 2013 and 2012.
Transaction and Integration Expenses
Transaction and integration expense for fiscal year 2013 was $30.8 million, compared to $86.1 million for fiscal year 2012, a decrease of $55.3 million. The decrease was principally due to a reduction in expenses related to information technology integration projects that were ongoing in fiscal year 2012 and completed in fiscal year 2013. As a percentage of revenue, transaction and integration expenses was 1% for fiscal year 2013 and 3% for fiscal year 2012.
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

Provision for Income Taxes
The provision for income taxes for fiscal year 2013 was 31.9% compared with 35.8% in fiscal year 2012. Our effective tax rate decreased by 3.9% for fiscal year 2013 as compared to fiscal year 2012 primarily due to a current year income tax benefit for foreign exchange losses recognized from legal entity restructurings.
Income from Discontinued Operations, net of income tax
Income from discontinued operations for fiscal year 2013 was $23.6 million, compared to $22.9 million for fiscal year 2012.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the fiscal year ended June 30, 2013 was $318.8 million, an increase of $58.6 million, or 23%, compared to $260.2 million for the fiscal year ended June 30, 2012. As a percentage of revenue, net income attributable to controlling interests was 9% for fiscal year 2013, compared to 8% for fiscal year 2012.
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
Our cash and cash equivalents at June 30, 2014 totaled $727.8 million, compared to $532.8 million at June 30, 2013. The increase in cash in fiscal 2014 was due to net cash flows from operations and proceeds from the sale of our Brokerage business, partially offset by the cash paid for the acquisition of Liazon, repurchases of common stock and purchases of long-lived assets and investments.
Short-term investments at June 30, 2014 totaled $122.8 million compared to $56.6 million at June 30, 2013. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits which have been classified as short-term.
Cash and cash equivalents and short term investments include $34.8 million and $15.1 million, respectively, from the consolidated balance sheets of PCIC and SMIC, which are available for payment of professional liability and other claims reserves. Additionally we have fiduciary assets totaling $12.0 million at June 30, 2014, which is related to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients and are not available for other general use by the Company. Adjusting for these items, we have a net $693.0 million of cash and $107.7 million of short-term investments that are available for our general use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2014, $580.6 million of Towers Watson’s total cash and cash equivalents balance of $727.8 million and $107.6 million of our $122.8 million of our total short-term investments were held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.
During fiscal 2014, the Company has accrued approximately $2.5 million in income tax expense with respect to the future distribution of current year earnings in our Japan, Australia, Bermuda and Philippines subsidiaries.  ASC 740, Income Taxes, requires a company to recognize income tax expense when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary will be remitted in the foreseeable future. Except as noted above, we have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries, including previously accumulated foreign earnings of our Japan, Australia, Bermuda and Philippines subsidiaries, because such earnings are considered indefinitely reinvested outside the United States. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not invested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2014, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash Flows From Operating Activities.
Cash flows from operating activities were $456.1 million for fiscal year 2014 compared to cash flows from operating activities of $531.3 million for fiscal year 2013. This decrease of $75.2 million is primarily attributable to higher bonus payments made during the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013.
The allowance for doubtful accounts decreased $4.7 million from June 30, 2013 to June 30, 2014. The number of days of accounts receivable outstanding decreased to 80 at June 30, 2014 compared to 83 at June 30, 2013.
Cash Flows Used in Investing Activities.
Cash flows used in investing activities for fiscal year 2014 were $268.1 million, compared to $137.8 million of cash flows used in fiscal year 2013. This increase in cash flows used in investing activities was primarily due to discrete events that occurred during fiscal year 2014; specifically the cash outflows from the acquisition of Liazon and the purchase of $109.5 million of investments by funds that we manage, which were previously consolidated (this is offset by an equal amount of cash inflows from financing activities), as well as the purchase of held-to-maturity securities that do not have a comparable amount in fiscal year 2013. The cash outflows were partially offset by the cash proceeds from the sale of our Brokerage business.
Cash Flows Used in Financing Activities.
Cash flows used in financing activities in fiscal year 2014 were $15.2 million, compared to cash flows used in financing activities of $326.7 million in fiscal year 2013. The decrease in cash flows used in financing activities of $311.4 million was primarily due to cash subscriptions of $109.5 million into funds that we manage, which were previously consolidated (this is offset by an equal amount of cash outflows from investing activities) that does not have a comparable amount in fiscal year 2013. Additionally, we utilized our Senior Credit Facility less during fiscal year 2014 than in the prior fiscal year, and had lower net repayments of borrowings during fiscal year 2014 as compared to fiscal year 2013.
During fiscal year 2014, the average outstanding balance on our Senior Credit Facility was $9.3 million, and the largest outstanding balance at any point in time was $57.5 million.
Capital Commitments
Capital expenditures were $64.8 million for fiscal year 2014. Additionally, during fiscal year 2014, we spent $56.0 million for internally-developed capitalized software for external use by our clients.
Dividends
During May 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.14 per share which was paid in July 2014. Total dividends paid in fiscal year 2014 and in fiscal year 2013 were $21.1 million and $48.2 million, respectively. The amount in fiscal years 2014 and 2013 includes $1.6 million and $1.3 million, respectively, of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2014
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loan	$225,000	$25,000	$200,000	$—	$—
Lease commitments	565,557	109,926	180,499	127,996	147,136
	$790,557	$134,926	$380,499	$127,996	$147,136
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
Pension Contribution. The table above does not include contributions for pension plans. Contributions to our qualified pension plans for fiscal year 2015 are projected to be $88.4 million. Additionally, the Company expects to pay $57.8 million in benefits directly to participants for fiscal 2015.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $32.4 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Contingent Consideration from Acquisitions. The table above does not include liabilities for contingent consideration for our EMB acquisition in fiscal year 2011 and our DaVinci acquisition in fiscal year 2013. As of June 30, 2014, we still expect to pay out £2.4 million per year for fiscal years 2015 and 2016 related to the EMB contingent consideration provisions in our agreements and subject to performance requirements on behalf of the sellers. Related to the DaVinci acquisition, we expect to pay out approximately $125 thousand per year for fiscal year 2015 through fiscal year 2017.
Indebtedness
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2014 and 2013, the weighted-average interest rate on the Senior Credit Facility was 1.93% and 1.49%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2014, we were in compliance with our covenants.
As of June 30, 2014, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.0 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 4.5 million (U.S. $2.0 million). BRL 2.0 million of the credit facility is committed to an overdraft facility and as of June 30, 2014, there were no borrowings outstanding under this facility. BRL 2.5 million of the credit facility is committed to lease guarantees.
Towers Watson has also provided a $5 million Australian dollar-denominated letter of credit (U.S. $4.7 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.

Towers Watson also has $5.6 million of the credit facility committed to lease guarantees of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing Term Loan with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate elected on the Term Loan during fiscal 2014 and 2013 was 1.42% and 1.46%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty.
This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC).
The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health (see Note 2).

Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures: (1) Adjusted EBITDA, (2) Adjusted Diluted Earnings Per Share from continuing operations, and (3) Adjusted income from continuing operations (attributable to common stockholders). The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.
Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance based compensation plans.
Since the Merger in January 2010, we have incurred significant acquisition-related expenses related to our merger and integration activities necessary to combine Watson Wyatt and Towers Perrin. These acquisition-related expenses include transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Included in our transaction and integration costs are integration consultant fees and legal, accounting, marketing and information technology integration expenses. Adjusted EBITDA excludes the impact of these acquisition-related expenses and is important in illustrating what our operating results would have been had these expenses not been incurred.
Adjusted EBITDA is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income excluding income from variable interest entity.

A reconciliation of Adjusted EBITDA to Net income (attributable to common stockholders) is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
NET INCOME (attributable to common stockholders)	$359,300	$318,812	$260,213
Less: Income from discontinued operations, net of tax	6,057	23,642	22,898
Income from continuing operations (attributable to common stockholders)	353,243	295,170	237,315
Provision for income taxes	138,249	136,991	132,443
Interest, net	6,228	10,276	5,296
Depreciation and amortization	174,818	173,040	150,006
Transaction and integration expenses	1,049	30,753	86,130
Stock-based compensation (a)	—	8,931	27,925
Change in accounting method for pension	—	—	2,963
Extend Health stock-based compensation	—	—	931
Other non-operating income (b)	(3,929)	(6,872)	(11,612)
Adjusted EBITDA	$669,658	$648,289	$631,397

(a)
Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates which were awarded to them in connection with the Merger in 2010 and Extend Health stock options held by our current associates which were assumed by the Company in connection with the acquisition.

(b)	Other non-operating income includes income from affiliates and other non-operating income excluding income from variable interest entity of $6.3 million for the year ended June 30, 2014.
Adjusted diluted earnings per share and Adjusted Income from continuing operations (attributable to common stockholders)
Adjusted diluted earnings per share is another measure which excludes the impact of acquisition related expenses that is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted diluted earnings per share is defined as Adjusted Income from continuing operations divided by the weighted average shares of common stock, diluted.
Adjusted Income from continuing operations is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, and adjusted for certain tax-effected merger and acquisition related items of transaction and integration expenses, non-cash stock-based compensation, and amortization of intangible assets. This measure is used solely for the purpose of calculating Adjusted diluted earnings per share.

A reconciliation of Adjusted diluted earnings per share to Net income (attributable to common stockholders) is as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$359,300	$318,812	$260,213
Less: Income from discontinued operations, net of tax	6,057	23,642	22,898
Income from continuing operations (attributable to common stockholders)	353,243	295,170	237,315
Adjusted for certain acquisition related items (c), (d):
Amortization of intangible assets	54,354	52,387	41,192
Transaction and integration expenses including severance	758	20,933	54,110
Stock-based compensation (e)	—	6,079	18,505
Change in accounting method for pension	—	—	1,859
Gain on investment in Fifth Quadrant	—	—	(1,779)
Gain on investment in Extend Health	—	—	(727)
Release of acquisition related liability	—	—	(601)
Other merger-related tax items	—	—	(698)
Extend Health stock-based compensation	—	—	615
Adjusted income from continuing operations (attributable to common stockholders)	$408,355	$374,569	$349,791
Weighted average shares of common stock — diluted (000)	70,955	71,555	72,542
Diluted earnings per share, as reported from continuing operations	$4.98	$4.13	$3.27
Adjusted for certain acquisition-related items:
Amortization of intangible assets	0.77	0.73	0.57
Transaction and integration expenses including severance	0.01	0.29	0.74
Stock-based compensation	—	0.08	0.26
Change in accounting method for pension	—	—	0.03
Gain on investment in Fifth Quadrant	—	—	(0.03)
Gain on investment in Extend Health	—	—	(0.01)
Release of acquisition related liability	—	—	(0.01)
Other merger-related tax items	—	—	(0.01)
Extend Health stock-based compensation	—	—	0.01
Adjusted diluted earnings per share from continuing operations	$5.76	$5.23	$4.82

(c)
The adjustments to net income attributable to common stockholders and diluted earnings per share of certain acquisition-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period, which was 27.7% for the year ended June 30, 2014 and 31.9% for the year ended June 30, 2013.

(d)In fiscal 2012, there were significant variances between the interim period ETR and the applicable ETR for each merger-related item. In calculating the net of tax amounts for the year ended June 30, 2012, the ETRs applied were as follows:

Year Ended
2012
Amortization of intangible assets	35.40%
Transaction and integration expenses including severance	37.20%
Stock-based compensation	33.70%
Change in accounting method for pension	37.30%
Gain on investment in Fifth Quadrant	28.00%
Gain on investment in Extend Health	39.90%
Release of acquisition related liability	39.90%
Extend Health stock-based compensation	34.00%
Included in other merger-related tax items in 2012 is a $0.7 million benefit resulting from tax restructurings in Canada, Brazil, Mexico, Belgium, Sweden, Ireland and France. All merger-related tax items are included in the consolidated statement of operations under provision for income taxes for 2012.

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
For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remain in-force for the annual policy periods beginning July 1, 2011 and ending July 1, 2015. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. Stone Mountain Insurance Company (“SMIC”) provides us with $40 million of coverage per claim and in the aggregate, above these retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate self-insured retention above, and because SMIC is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2014, we had a $173.8 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability decreased from $174.3 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
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
Recent Accounting Pronouncements
Not yet adopted
On June 7, 2013, the FASB issued ASU 2013-8, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10 as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10 and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for interim and annual periods that begin after December 15, 2013, and early adoption is prohibited. The Company is currently evaluating whether these funds will continue to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-8.
On May 28, 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016 and early adoption is prohibited. The Company is currently evaluating the impact of adopting this provision.
On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.

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
Foreign Currency Risk
For the fiscal year ended June 30, 2014, 47% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2014, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $22.5 million, or 6%, for the fiscal year ended June 30, 2014. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework (1992) published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2014.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
Arlington, Virginia
We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated August 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
 McLean, Virginia
August 14, 2014

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
Retired Partner, O’Melveny & Myers LLP
Paul Thomas
Senior Executive, Rank Group North America
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
Consolidated Financial Statements of Towers Watson & Co.
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2014
Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 30, 2014
Consolidated Balance Sheets at June 30, 2014 and 2013
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2014
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2014
Notes to the Consolidated Financial Statements

b)	Exhibits:
See Exhibit Index on page 113.

c)	Financial Statement Schedules:
Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2014
Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)

Date: August 14, 2014	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	August 14, 2014
John J. Haley

/s/ Roger F. Millay	Chief Financial Officer	August 14, 2014
Roger F. Millay

/s/ Michael M. Thomson	Chief Accounting Officer	August 14, 2014
Michael M. Thomson

/s/ Victor F. Ganzi	Director	August 14, 2014
Victor F. Ganzi

/s/ Leslie S. Heisz	Director	August 14, 2014
Leslie S. Heisz

/s/ Brendan R. O’Neill	Director	August 14, 2014
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	August 14, 2014
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 14, 2014
Gilbert T. Ray

/s/ Paul D. Thomas	Director	August 14, 2014
Paul D. Thomas

/s/ Wilhelm Zeller	Director	August 14, 2014
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
Arlington, Virginia
We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 14, 2014

TOWERS WATSON & CO.
Consolidated Statements of Operations
(Thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Revenue	$3,481,912	$3,432,515	$3,257,898
Costs of providing services:
Salaries and employee benefits	2,106,431	2,085,188	1,978,653
Professional and subcontracted services	249,775	267,715	283,783
Occupancy	137,883	139,942	136,557
General and administrative expenses	317,448	303,472	259,064
Depreciation and amortization	174,818	173,040	150,006
Transaction and integration expenses	1,049	30,753	86,130
	2,987,404	3,000,110	2,894,193
Income from operations	494,508	432,405	363,705
(Loss) / income from affiliates	—	(56)	262
Interest income	2,803	2,400	3,860
Interest expense	(9,031)	(12,676)	(9,156)
Other non-operating income	10,226	6,928	11,350
Income before income taxes	498,506	429,001	370,021
Provision for income taxes	138,249	136,991	132,443
INCOME FROM CONTINUING OPERATIONS	360,257	292,010	237,578
Income from discontinued operations, net of income tax of $39,202, $15,561, $13,313, respectively	6,057	23,642	22,898
NET INCOME BEFORE NON-CONTROLLING INTERESTS	366,314	315,652	260,476
Income / (loss) attributable to non-controlling interests	7,014	(3,160)	263
NET INCOME (attributable to common stockholders)	$359,300	$318,812	$260,213
Basic earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.00	$4.15	$3.28
Net income from discontinued operations	0.09	0.33	0.32
Net income - basic	$5.09	$4.48	$3.60
Diluted earnings per share (attributable to common stockholders):
Net income from continuing operations	$4.98	$4.13	$3.27
Net income from discontinued operations	0.08	0.33	0.32
Net income - diluted	$5.06	$4.46	$3.59
Weighted average shares of common stock, basic (000)	70,587	71,150	72,221
Weighted average shares of common stock, diluted (000)	70,955	71,555	72,542
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Year Ended June 30,
	2014	2013	2012
Net income before non-controlling interests	$366,314	$315,652	$260,476
Other comprehensive income / (loss), net of tax:
Foreign currency translation	132,648	(57,036)	(73,009)
Defined pension and post-retirement benefit costs	(23,355)	107,223	(263,319)
Hedge effectiveness	(67)	(122)	(918)
Available-for-sale securities	(183)	(81)	(788)
Other comprehensive income / (loss) before non-controlling interests	109,043	49,984	(338,034)
Comprehensive income / (loss) before non-controlling interests	475,357	365,636	(77,558)
Comprehensive income / (loss) attributable to non-controlling interest	6,295	(4,457)	(331)
Comprehensive income / (loss) attributable to controlling interests	469,062	370,093	(77,227)
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Balance Sheets
(Thousands of U.S. dollars, except share data)

	June 30,
	2014	2013
Assets
Cash and cash equivalents	$727,849	$532,805
Fiduciary assets	12,010	148,414
Short-term investments	122,761	56,645
Receivables from clients:
Billed, net of allowances of $8,075 and $12,768	507,213	519,580
Unbilled, at estimated net realizable value	314,020	306,258
	821,233	825,838
Other current assets	124,645	148,519
Total current assets	1,808,498	1,712,221
Fixed assets, net	374,444	346,915
Deferred income taxes	79,103	86,313
Goodwill	2,313,058	2,218,935
Intangible assets, net	657,293	687,758
Other assets	395,390	279,935
Total Assets	$5,627,786	$5,332,077
Liabilities
Accounts payable, accrued liabilities and deferred income	$404,760	$351,648
Employee-related liabilities	518,532	560,831
Fiduciary liabilities	12,010	148,414
Term loan - current	25,000	25,000
Other current liabilities	74,297	26,980
Total current liabilities	1,034,599	1,112,873
Revolving credit facility	—	—
Term loan	200,000	225,000
Accrued retirement benefits and other employee-related liabilities	768,024	771,429
Professional liability and other claims reserve	225,959	251,191
Other noncurrent liabilities	288,255	226,750
Total Liabilities	2,516,837	2,587,243
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 and 69,178,097 issued and 70,338,891 and 65,341,759 outstanding	746	692
Class B Common Stock — $0.01 par value: 93,500,000 shares authorized; 0 and 5,374,070 issued and outstanding	—	54
Additional paid-in capital	1,849,119	1,850,448
Treasury stock, at cost — 4,213,770 and 3,836,338 shares	(286,182)	(221,643)
Retained earnings	1,722,927	1,394,407
Accumulated other comprehensive loss	(189,702)	(299,464)
Total Stockholders’ Equity	3,096,908	2,724,494
Non-controlling interest	14,041	20,340
Total Equity	3,110,949	2,744,834
Total Liabilities and Total Equity	$5,627,786	$5,332,077
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income before non-controlling interests	$366,314	$315,652	$260,476
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	4,429	8,351	21,722
Depreciation	99,606	96,811	87,273
Amortization of intangible assets	75,932	78,910	65,619
Gain on sale of discontinued operations, pretax	(23,950)	—	—
Provision for deferred income taxes	58,220	62,510	107,560
Equity from affiliates	—	—	212
Stock-based compensation	22,517	28,906	53,785
Other, net	(3,704)	(3,249)	7,595
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	17,528	40,079	(149,186)
Fiduciary assets	113,317	23,177	(19,925)
Other current assets	14,722	(16,710)	(1,862)
Other noncurrent assets	(9,175)	10,507	(10,318)
Accounts payable, accrued liabilities and deferred income	16,000	31,144	55,255
Employee-related liabilities	(46,766)	33,642	5,020
Fiduciary liabilities	(113,317)	(23,177)	25,566
Accrued retirement benefits and other employee-related liabilities	(139,922)	(141,895)	(76,752)
Professional liability claims reserves	(27,967)	(13,575)	(75,019)
Other current liabilities	4,838	(1,800)	(588)
Other noncurrent liabilities	(26,095)	(2,649)	(2,047)
Income tax related accounts	53,564	4,680	(38,328)
Cash flows from operating activities	456,091	531,314	316,058
Cash flows used in investing activities:
Cash paid for business acquisitions	(211,894)	(5,678)	(438,932)
Cash transferred with discontinued operations	(25,066)	—	—
Proceeds from discontinued operations	259,677	7,371	4,497
Cash acquired from business acquisitions	17,763	636	7,044
Fixed assets and software for internal use	(64,825)	(77,891)	(123,696)
Purchases of investments of consolidated variable interest entity	(109,510)	—	—
Capitalized software costs	(55,996)	(50,081)	(34,926)
Purchases of held-to-maturity securities	(142,971)	—	—
Redemptions of held-to-maturity securities	37,161	—	—
Purchases of available-for-sale securities	(30,143)	(61,251)	(24,825)
Sales and redemptions of available-for-sale securities	57,742	49,128	68,503
Cash flows used in investing activities	(268,062)	(137,766)	(542,335)
Cash flows (used in) / from financing activities:
Borrowings under credit facility	220,600	422,600	755,300
Repayments under credit facility	(220,600)	(630,600)	(547,300)
Borrowings under term loan	—	—	250,000
Loan origination fees	—	—	(4,803)
Repayments of notes payable	(25,000)	—	(100,771)
Earn-out payments	(3,652)	(3,556)	(3,683)
Cash received from consolidated variable interest entity	109,510	—	—
Contingent retention liability	21,746	—	—
Cash paid on retention liability	(1,939)	—	—
Dividends paid	(21,058)	(48,153)	(26,448)
Repurchases of common stock	(92,823)	(46,618)	(108,896)
Payroll tax payments on vested shares	(11,822)	(25,010)	(33,183)
Excess tax benefits	9,794	4,657	8,573
Cash flows (used in) / from financing activities	(15,244)	(326,680)	188,789
Effect of exchange rates on cash	22,259	(12,242)	(13,256)
Increase/(decrease) in cash and cash equivalents	195,044	54,626	(50,744)
Cash and cash equivalents at beginning of period	532,805	478,179	528,923
Cash and cash equivalents at end of period	$727,849	$532,805	$478,179
Supplemental disclosures:
Cash paid for interest	$3,677	$7,461	$4,837
Cash paid for income taxes, net of refunds	$62,898	$81,958	$55,873
Common stock issued upon the vesting of our restricted stock units	$29,194	$9,513	$22,099
Transfers into consolidated investment funds	$223,212	$—	$—
Deconsolidation of investment funds (see Note 12)	$339,019	$—	$—
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2011	57,898	$579	16,652	$167	$1,773,285	$(52,360)	$883,161	$(13,305)	$11,143	$2,602,670
Net Income	—	—	—	—	—	—	260,213	—	263	260,476
Other comprehensive loss								(337,440)	(594)	(338,034)
Acquisition of Fifth Quadrant	—	—	—	—	—	—	—	—	13,985	13,985
Stock options assumed in Extend Health acquisition	—	—	—	—	11,160	—	—	—	—	11,160
Repurchases of common stock	—	—	—	—	—	(108,895)	—	—	—	(108,895)
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(33,183)	—	—	—	(33,183)
Exercises of stock options and purchases under our ESPP	—	—	—	—	806	4,749	—	—	—	5,555
Vesting of restricted stock units	9	—	—	—	(8,492)	20,788	—	—	—	12,296
Class A Common Stock:										—
Cash dividends declared ($0.40 per share)	—	—	—	—	—	—	(25,752)	—	—	(25,752)
Issuances of common stock and excess tax benefits	—	—	—	—	3,255	—	—	—	—	3,255
Stock-based compensation	—	—	—	—	53,785	—	—	—	—	53,785
Conversion of Class B-2 shares to Class A shares	5,615	56	(5,616)	(57)	—	—	—	—	—	(1)
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net Income/(loss)	—	—	—	—	—	—	318,812	—	(3,160)	315,652
Other comprehensive income/(loss)	—	—	—	—	—	—	—	51,281	(1,297)	49,984
Repurchases of common stock	—	—	—	—	—	(46,618)	—	—	—	(46,618)
Shares received for employee taxes upon conversion of Restricted A shares	(2)	—	—	—	—	(25,010)	—	—	—	(25,010)
Exercises of stock options	—	—	—	—	(8,240)	9,373	—	—	—	1,133
Vesting of restricted stock units	(3)	—	—	—	(8,674)	9,513	—	—	—	839
Class A Common Stock:										—
Cash dividends declared ($0.46 per share)	—	—	—	—	—	—	(42,027)	—	—	(42,027)
Excess tax benefits	—	—	—	—	4,657	—	—	—	—	4,657
Stock-based compensation	—	—	—	—	28,906	—	—	—	—	28,906
Conversion of Class B-3 shares to Class A shares	5,661	57	(5,662)	(56)	—	—	—	—	—	1
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net Income	—	—	—	—	—	—	359,300	—	7,014	366,314
Other comprehensive income/(loss)	—	—	—	—	—	—	—	109,762	(719)	109,043
Repurchases of common stock	—	—	—	—	—	(92,823)	—	—	—	(92,823)
			(Continued)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Shares received for employee taxes upon conversion of Restricted A shares	—	—	—	—	—	(7,612)	—	—	—	(7,612)
Exercises of stock options	—	—	—	—	(6,018)	6,702	—	—	—	684
Vesting of restricted stock units	—	—	—	—	(35,377)	29,194	—	—	—	(6,183)
Acquisitions	—	—	—	—	6,718	—	—	—	(6,297)	421
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	332,722	332,722
Deconsolidation of redeemable non-controlling interest from variable interest entity	—	—	—	—	—	—	—	—	(339,019)	(339,019)
Class A Common Stock:
Cash dividends declared ($0.42 per share)	—	—	—	—	—	—	(30,780)	—	—	(30,780)
Excess tax benefits	—	—	—	—	9,794	—	—	—	—	9,794
Stock-based compensation	—	—	—	—	23,554	—	—	—	—	23,554
Conversion of Class B-4 shares to Class A shares	5,374	54	(5,374)	(54)	—	—	—	—	—	—
Balance as of June 30, 2014	74,552	$746	—	$—	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands except per share data)
Note 1 — Summary of Significant Accounting Policies
Nature of the Business — Towers Watson & Co. (referred herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services company that helps organizations improve performance through effective people, risk and financial management. We offer solutions in the areas of employee benefits, talent management, rewards, risk and capital management and healthcare exchanges for both retirees and active employees. Our fiscal year ends on June 30th.
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
Variable interest entities are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the entity has equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.
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
Cash and Cash Equivalents — We consider all instruments that are readily convertible to known amounts of cash and with original maturities of 90 days or less (calculated from the trade date to maturity date) to be cash equivalents. We consider Term deposits and certificates of deposits with original maturities 90 days or less to be cash equivalents. Term deposits and certificates of deposits with original maturities greater than 90 days are considered to be short-term investments.
Fiduciary assets and liabilities — Certain of our health and welfare benefits administration outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. These amounts are included in fiduciary assets and fiduciary liabilities on the consolidated balance sheets.
Investments — Our investments are classified at the time of purchase as either available-for-sale or held-to-maturity, and reassessed as of each balance sheet date. Held-to-maturity securities are recorded at amortized cost. The carrying value of our held-to-maturity securities approximates fair value, due to the short-term nature of our investments of less than 12 months. Held-to-maturity securities are classified as short-term investments. Available-for-sale securities are marked-to-market based on prices provided by our investment advisors. Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities or maturity date, if applicable.
Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables also include amounts due to us for commissions on premiums currently due from our clients to the reinsurers but uncollected by us as of the balance sheet date. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $8.1 million and $12.8 million as of June 30, 2014 and 2013, respectively. Allowance for unbilled receivables was $9.1 million and $10.3 million as of June 30, 2014 and 2013, respectively.
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
We collect, analyze and compile data in the form of surveys for our clients who have the option of participating in the survey. The surveys are published online via a web tool which provides simplistic functionality. We have determined that the web tool is inconsequential to the overall arrangement. We record the survey revenue when the results are delivered online and made available to our clients that have a contractual right to the data, including the ability to download and manipulate the data. If the data is updated more frequently than annually, we recognize the survey revenue ratably over the contractually stated period.

Prior to the sale of our reinsurance brokerage business in November, 2013 (see Note 2 for further discussion), in our capacity as a reinsurance broker, we collected premiums from our reinsurance clients and, after deducting our brokerage commissions, we remitted the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services was earned on a commission basis. Commissions were calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognized brokerage services revenue on the later of the contract’s inception or billing date as fees became known or as our services were provided for premium processing. In addition, we held cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We were permitted to invest these funds in high quality liquid instruments.
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
Income Taxes — We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the use of the asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax penalties and interest). ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits.

Foreign Currency — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Foreign currency transactions resulted in losses of $7.0 million, $0.8 million and $1.1 million in fiscal years 2014, 2013 and 2012, respectively. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.
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
There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the underlying risk is recognized in the balance sheet and offsetting the gain / losses in the derivative, we consider the derivative transaction to be an “economic hedge” and changes in the fair value of the derivative are recognized immediately in general and administrative expenses. At June 30, 2014, we had entered into foreign currency cash flow hedges and economic hedges.
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
We discontinue hedge accounting prospectively when (1)the derivative expires or is sold, terminated, or exercised, (2) we determine that the hedging transaction is no longer highly effective, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4)the hedged item matures or is sold, or (5)management elects to discontinue hedge accounting voluntarily.

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
Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2014 we had a $173.8 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability decreased from $174.3 million as of June 30, 2013. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Stock-based Compensation — We compensate our directors, executive officers and other select associates with incentive stock-based compensation plans. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value. We record non-cash stock-based compensation on a graded vesting methodology over the expected term of the awards, generally three years. Graded vesting expense methodology assumes that the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock. During fiscal years 2014, 2013 and 2012, we recognized compensation expense of $23.6 million, $28.9 million and $54.5 million, and associated income tax benefit of $6.2 million, $10.0 million and $19.5 million, respectively, in connection with our stock-based compensation plans.
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
Goodwill and Intangible Assets — In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2014.
During fiscal 2014, the Company performed Step 1 of the two-step impairment test for all reporting units in order to update the estimated fair value for all reporting units. The fair value for all reporting units exceeded the carrying value. To perform this test, we used Level 3 valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecasted revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.
If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2014, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
Not yet adopted
On June 7, 2013, the FASB issued ASU 2013-8, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10 as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10 and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for interim and annual periods that begin after December 15, 2013, and early adoption is prohibited. The Company is currently evaluating whether these funds will continue to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-8.
On May 28, 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016 and early adoption is prohibited. The Company is currently evaluating the impact of adopting this provision.
On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.
Note 2 — Acquisitions and Divestitures.
Our acquisitions and divestitures in fiscal years 2014, 2013 and 2012 were not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. Our acquisition and divestiture information is included to provide our investors with a better understanding of our strategic acquisitions.
Acquisitions
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a business focused on developing and delivering private benefit exchanges for active employees, for $204.3 million in cash and assumed equity awards valued at $8.0 million. See Note 15 for further information on the assumed stock options. The Liazon business became a new line of business, which complements our existing OneExchange offerings under the Exchange Solutions segment. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in the Exchange Solutions segment and in our consolidated financial statements.
During the second and third quarters of fiscal 2014, we recorded the tangible assets received, liabilities assumed, and the preliminary fair value of intangibles. The intangibles included developed technology, valued at $34.3 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the technology intangible was developed using the multi-period excess earnings method valuation model. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. We also recorded a net deferred tax asset of $8.1 million. It was determined that total consideration was $212.3 million, and we recorded $174.2 million of goodwill related to the acquisition of Liazon.
Extend Health Acquisition
On May 29, 2012, Towers Watson purchased Extend Health, a provider of health benefit management services and operator of the largest private Medicare exchange, for $435 million in cash and assumed stock options valued at $11.2 million. See Note 15 for further information on the assumed stock options. This acquisition enabled Towers Watson to provide employers with health care solutions that combine specialized retiree medical transition consulting with the choice and cost advantages of individual Medicare plans purchased on a private exchange. Extend Health now operates, together with Liazon Corporation, as a business segment called Exchange Solutions, alongside the existing segments of Benefits, Talent and Rewards, and Risk and Financial Services. We include the results of Extend Health’s operations since its acquisition date in the Exchange Solutions segment and in our consolidated financial statements.
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
Divestitures
Sale of our Brokerage business.
On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage (“Brokerage”) business to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The Brokerage business was a component of our Risk and Financial Services segment. The sale closed during our second quarter of fiscal year 2014. We divested this business as part of our strategy to focus on other areas of the business. We continue to focus on risk consulting, software and other services for the insurance industry. The business will be branded for a transitional period of 15 months from the closing date as JLT Towers Re.
As part of the transaction, we entered into an Alliance Agreement with JLT to ensure clients have continued access to our risk consulting and software services. This agreement also provides JLT Towers Re with continued use of Towers Watson’s proprietary actuarial models and software.
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
The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party through November 2018. These amounts were previously eliminated as intercompany transactions, and are $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which were prepaid as part of deal consideration or will be repaid by JLT over the next two years. The cash flows associated with these arrangements represent approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement, because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business do not preclude discontinued operations presentation, and the Company has therefore reclassified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our consolidated statements of operations. The following selected financial information relates to the Brokerage business’s operations for the fiscal years ended June 30, 2014, 2013 and 2012, respectively:

	Fiscal Year Ended,
	2014	2013	2012
Revenue from discontinued operations	$63,762	$164,270	$159,839

Income from discontinued operations before taxes	21,308	39,203	$36,211
Tax expense on discontinued operations	7,522	15,561	$13,313
Net income from discontinued operations	13,786	23,642	22,898

Gain from sale of discontinued operations	23,951	—	—
Tax expense on gain from sale of discontinued operations	31,680	—	—
Net loss from sale of discontinued operations	(7,729)	—	—
Total net income from discontinued operations	$6,057	$23,642	$22,898
Only the fiduciary assets and liabilities associated with the European businesses were sold. North American fiduciary assets and liabilities have not been disposed of due to certain legal restrictions which do not permit the transfer of these assets and liabilities. The subsequent settlement of the North American fiduciary assets and liabilities is presented within the operating section of our accompanying statement of cash flows for the year ended June 30, 2014.
In addition to the stated $250 million cash consideration stipulated in the sale agreement, a purchase price adjustment of $31.4 million was paid to the Company by JLT representing the value of net assets transferred in the sale.
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at June 30, 2014 is carried at fair value on the accompanying consolidated balance sheets (see Note 6 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
The obligation for retention payments and certain other negotiated terms reduced total consideration received at close to $215.1 million. Total transaction costs were approximately $6.4 million. We finalized the completion accounts and the purchase price adjustments during the third quarter of fiscal year 2014. Our final pre-tax gain on the sale is $24.0 million. The sale of our Brokerage business resulted in a significant taxable gain, since the disposal of the goodwill and intangible assets associated with the business is not tax-deductible.
Note 3 — Investments
Held-to-maturity
We hold held-to-maturity securities comprised of term deposits and certificates of deposits with original maturities greater than 90 days. As of June 30, 2014, all held-to-maturity securities were included in short-term investments in the consolidated balance sheet. We did not have any held-to-maturity securities during the fiscal years ended June 30, 2013 and 2012. Proceeds from maturities of held-to-maturity securities during the fiscal year ended June 30, 2014 were $37.2 million resulting in immaterial gains.
Available-for-sale
We hold available-for-sale securities comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds (See Note 6 for the investments by type of security). The fixed income securities all mature within 12 months of the balance sheet date. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal year ended June 30, 2014 were $57.7 million, resulting in a gain of $1.0 million. Of these proceeds, $1.6 million related to the sale of investments as part of the divestiture of the Brokerage business. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal years ended June 30, 2013 and 2012 were $47.6 million and $68.5 million, respectively, resulting in a gain of $0.1 million and $0.1 million, respectively.

Additional information on the Company's investments is provided in the following table as of June 30, 2014 and 2013:

	As of June 30, 2014				As of June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposits	$107,556	$—	$—	$107,556	$—	$—	$—	$—
Available-for-sale:
Fixed income securities	—	—	—	—	56,602	15	(2)	56,615
Equity securities	126	7	(3)	130	31	—	(1)	30
Mutual funds and exchange-traded funds	15,033	42	—	15,075	—	—	—	—
Total Short-term Investments:	122,715	49	(3)	122,761	56,633	15	(3)	56,645
Other Investments:
Available-for-sale:
Equity Securities	—	—	—	—	822	476	—	1,298
Mutual funds and exchange-traded funds	42,147	451	—	42,598	26,666	14	(97)	26,583
Total other Investments in Other Assets	$42,147	$451	$—	$42,598	$27,488	$490	$(97)	$27,881
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or Merger date. There were no material investments that have been in a continuous loss position for more than six months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses for the fiscal year ended June 30, 2014 was immaterial. The aggregate fair value of investments with unrealized losses for the fiscal year ended June 30, 2013 was $36.3 million.
Note 4 — Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures, and equipment are depreciated straight-line over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.
The components of fixed assets are as follows:

	June 30,
	2014	2013
Furniture, fixtures and equipment	$205,598	$207,667
Computer software, excluding internally developed software	192,206	161,382
Internally developed software	165,695	123,943
Leasehold improvements	207,126	187,537
	770,625	680,529
Less: accumulated depreciation and amortization	(396,181)	(333,614)
Fixed assets, net	$374,444	$346,915
Total computer software, net, including internally developed software, was $210.7 million and $179.0 million as of June 30, 2014 and 2013, respectively. Total amortization expense for computer software was $44.7 million, $40.5 million and $39.6 million for fiscal years 2014, 2013 and 2012, respectively. Total depreciation expense was $54.9 million, $56.3 million and $47.7 million for fiscal years 2014, 2013 and 2012, respectively.

Note 5 — Goodwill and Intangible Assets
The components of goodwill and intangible assets are outlined below for the fiscal years ended June 30, 2014 and 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2012	$1,253,255	$545,862	$111,212	$341,012	$1,214	$2,252,555
Goodwill acquired	—	2,480	—	437	—	2,917
Translation adjustment	(19,983)	(14,192)	(2,362)	—	—	(36,537)
Balance as of June 30, 2013	$1,233,272	$534,150	$108,850	$341,449	$1,214	$2,218,935
Goodwill acquired	—	—	—	174,195	—	174,195
Goodwill related to disposals	—	(167,822)	—	—	—	(167,822)
Translation adjustment	57,517	25,221	5,012	—	—	87,750
Balance as of June 30, 2014	$1,290,789	$391,549	$113,862	$515,644	$1,214	$2,313,058
Included in the Risk and Financial Services activity is a $167.8 million reduction in goodwill related to the disposal of our Brokerage business, which was completed on November 6, 2013. See Note 2 for additional information regarding the sale of this business.
Included in the Exchange Solutions goodwill acquired is $174.2 million of goodwill related to the acquisition of Liazon, which closed on November 22, 2013. We recorded the consideration less the tangible assets and liabilities as goodwill during the year ended June 30, 2014. See Note 2 for additional information regarding this acquisition.
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the fiscal years ended June 30, 2014 and 2013:

	Trademark & trade name	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total
Balance as of June 30, 2012	$—	$289,521	$103,289	$4,554	$397,364
Intangible assets acquired	—	3,923	—	—	3,923
Amortization	—	(45,435)	(33,475)	(972)	(79,882)
Translation adjustment	—	(1,762)	(299)	(17)	(2,078)
Balance as of June 30, 2013	—	246,247	69,515	3,565	319,327
Intangible assets acquired	150	600	34,300	—	35,050
Intangible assets related to disposal	—	(8,254)	—	—	(8,254)
Amortization	(150)	(46,907)	(28,875)	(947)	(76,879)
Translation adjustment	—	7,169	887	(1)	8,055
Balance as of June 30, 2014	$—	$198,855	$75,827	$2,617	$277,299
For the fiscal years ended June 30, 2014, 2013 and 2012, we recorded $75.9 million, $78.9 million and $65.6 million, respectively, of amortization related to our intangible assets. These amounts include amortization that has been classified within income from discontinued operations on the accompanying consolidated statements of operations.

Included in the change in customer related intangible assets is the reduction of $8.3 million associated with the sale of our Brokerage business, which closed on November 6, 2013.
Due to integration of our Retirement business, management decided to discontinue the use of an application that was acquired in the Merger with an expected useful life of ten years. We calculated no impairment and we plan to shorten the life of the intangible asset and accelerate the amortization in the same pattern in which our clients are transitioned to the surviving application, which is expected to occur over the next three to four years. To develop our estimated useful remaining life of the application, we are using client engagement revenue and the planned transition developed by our business management. We recorded an additional $2.1 million and $5.6 million of amortization for the fiscal year ended June 30, 2014 and June 30, 2013, respectively.

Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $380.0 million and $368.4 million as of June 30, 2014 and June 30, 2013, respectively. The change during the period was due to foreign currency translation adjustment.
We estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of June 30, 2014 and June 30, 2013, this liability was $10.2 million and $13.5 million, respectively. The change for the fiscal year ended June 30, 2014 was comprised of a reduction to rent expense of $3.2 million and a foreign currency translation adjustment of $0.1 million.
Components of the change in the gross carrying amount of customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments for fiscal years 2014 and 2013. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
The following table reflects the weighted average remaining life and carrying value of finite-lived intangible assets and liabilities as of June 30, 2014 and 2013:

	Fiscal Year 2014			Fiscal Year 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life
Finite-lived intangible assets and liabilities:
Trademark and trade name	$520	520	—	$370	$370	—
Customer related intangibles	391,201	192,346	5.6	390,027	143,780	6.6
Core/developed technology	175,948	100,121	4.1	164,762	95,247	3.8
Favorable lease agreements	6,488	3,871	3.6	6,496	2,931	4.4
Total finite-lived intangible assets	$574,157	$296,858		$561,655	$242,328
Unfavorable lease agreements	24,818	14,588	3.9	25,591	12,122	4.7
Total finite-lived intangible liabilities	$24,818	$14,588		$25,591	$12,122
Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of the net amortizable intangible assets and liabilities was 5.1 years and 5.9 years, respectively at June 30, 2014 and June 30, 2013.
The following table reflects:

1)	future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology.

2)	the rent offset resulting from the amortization of the net lease intangible assets and liabilities for future fiscal years as follows:

Fiscal year ending June 30,	Amortization	Rent Offset
2015	$68,821	(2,029)
2016	57,740	(1,567)
2017	53,368	(1,864)
2018	42,928	(1,981)
2019	27,850	(315)
Thereafter	23,975	143
Total	$274,682	$(7,613)
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

The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013:

	Fair Value Measurements on a Recurring Basis at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale:
Equity securities	$130	$—	$—	$130
Mutual funds / exchange-traded funds	57,673	—	—	57,673
Derivatives:
Foreign exchange forwards (a)	—	639	—	639
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	550	—	550
Contingent Liabilities:
Retention bonus liability (b)	—	—	19,998	19,998

	Fair Value Measurements on a Recurring Basis at
	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Fixed income securities:
U.S. treasury securities and obligations of the U.S. government, government agencies and authorities	$2,014	$—	$—	$2,014
U.S. corporate bonds	—	53,100	—	53,100
Foreign corporate bonds	—	1,501	—	1,501
Equity securities	1,328	—	—	1,328
Mutual funds / exchange-traded funds	26,583	—	—	26,583
Derivatives:
Foreign exchange forwards (a)	—	546	—	546
Liabilities:
Derivatives
Foreign exchange forwards (a)	—	353	—	353

(a)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the consolidated balance sheet. See Note 7 for further information on our derivative investments.

(b)	These liabilities are included in other current liabilities and other noncurrent liabilities on the consolidated balance sheet. The fair value was determined using a discounted cash flow model.
We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the consolidated statements of operations. We recorded immaterial losses for the fiscal years ended June 30, 2014 and 2013, respectively, related to the changes in the fair value of these foreign exchange forward contracts which were still held as of June 30, 2014 and 2013. No material gain or loss was recorded in the consolidated statements of operations for available-for-sale securities still held as of June 30, 2014 and 2013.
We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures include obtaining a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the pricing services. This understanding includes a review of the vendors’ Service Organization Controls report and, as necessary, discussions with valuation resources at the pricing services. We obtain the information necessary to assert the model, inputs and assumptions used to comply with U.S. GAAP, including disclosure requirements. In addition, our investment committee periodically reviews the investment portfolios and the performance of our investments against expectations.
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
The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No other-than-temporary impairments occurred during the fiscal year ended June 30, 2014.
Transfers in and out of Level 1 and 2
There were no securities transferred between Level 1 and Level 2 for the years ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit adjusted interest rate of 1.7% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 8.0%, which would have resulted in values of $20.2 million and $18.8 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $20.4 million and $19.4 million, respectively.

The following table summarizes the change in fair value of the Level 3 liabilities for fiscal year-ended June 30, 2014:

Fair Value Measurements using significant unobservable inputs (Level 3)
Total
Beginning balance - June 30, 2013	$—
Obligation assumed	(21,746)
Transfers	—
Payments	1,939
Realized gains /(loss)	—
Unrealized gains / (losses)	(191)
Ending balance - June 30, 2014	$(19,998)
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of our forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At June 30, 2014, the longest outstanding maturity was 15 months. As of June 30, 2014, a net $0.1 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months. During the fiscal years ended June 30, 2014 and 2013, we recognized no material gains or losses due to hedge ineffectiveness.
As of June 30, 2014, 2013 and 2012 we had cash flow and economic hedges with a notional value of $49.5 million, $107.2 million and $66.4 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of June 30, 2014 and 2013 was an asset of $0.1 million and $0.2 million, respectively. See Note 6, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of June 30, 2014 and 2013 and their location in the consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		June 30,			June 30,
		2014	2013		2014	2013
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$618	$395	Accounts payable, accrued liabilities and deferred income	$(513)	$(159)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	$21	$151	Accounts payable, accrued liabilities and deferred income	$(37)	$(194)
Total derivative assets (liabilities)		$639	$546		$(550)	$(353)
The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of comprehensive income for the fiscal years ended June 30, 2014, 2013 and 2012 are as follows:

Derivatives designated as hedging instruments:	Loss recognized in OCI (effective portion)			Location of (loss) gain reclassified from OCI into income (effective portion)	(Loss) gain reclassified from OCI into income (effective portion)			Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Foreign exchange forwards	$(1,540)	$(294)	$(732)	General and administrative expenses	$(1,447)	$(125)	$798	General and administrative expenses	$2	$(1)	$(2)
Total	$(1,540)	$(294)	$(732)		$(1,447)	$(125)	$798		$2	$(1)	$(2)

Included in the notional values above are $24.2 million, $33.6 million and $59.1 million as of June 30, 2014, 2013 and 2012, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows:

		Gain recognized in income
	Location of gain recognized in income	Fiscal year ended June 30,
Derivatives not designated as hedging instruments:		2014	2013	2012
Foreign exchange forwards	General and administrative expenses	$561	$3,325	$1,399
Total		$561	$3,325	$1,399
Note 8 —Supplementary information for select balance sheet accounts
Accounts payable, accrued liabilities and deferred income consists of:

	June 30,
	2014	2013
Accounts payable	$20,228	$31,962
Accrued liabilities	116,709	104,378
Deferred income	267,823	215,308
Accounts payable, accrued liabilities and deferred income	$404,760	$351,648

Current employee-related liabilities consist of:

	June 30,
	2014	2013
Accrued payroll and bonuses	$447,145	$477,942
Current pension liability	53,146	69,143
Other employee-related liabilities	18,241	13,746
Total employee-related liabilities	$518,532	$560,831
Note 9 — Leases
We lease office space under operating lease agreements with terms generally averaging ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease.

Rental expenses and sub-lease rental income for operating leases are recorded as part of occupancy costs in the consolidated statements of operations along with other occupancy related expenses such as utilities and the amortization of intangible lease assets and liabilities. Rental expense, exclusive of sublease income, was $144.1 million, $146.4 million, and $148.2 million for fiscal years ended June 30, 2014, 2013 and 2012, respectively. We have entered into sublease agreements for some of our excess leased space. Sublease income was $0.9 million, $3.1 million, and $2.6 million, respectively, for fiscal years 2014, 2013 and 2012.
Future minimum lease payments for the operating lease commitments, which have not been reduced by cumulative anticipated cash inflows for sublease income of $0.7 million, are as follows:

Fiscal year ending June 30,	Amortization
2015	$109,926
2016	97,238
2017	83,261
2018	71,215
2019	56,781
Thereafter	147,136
Total	$565,557
We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.
Note 10 — Retirement Benefits
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2014, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $98.0 million in projected benefit obligations, $73.3 million in assets and a net liability of $24.8 million.
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
Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas.
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

The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
	2014		2013		2012
	North America	Europe	North America	Europe	North America	Europe
Discount rate	5.32%	4.41%	4.86%	4.80%	5.79%	5.59%
Expected long-term rate of return on assets	7.67%	5.77%	8.11%	6.07%	8.14%	6.78%
Rate of increase in compensation levels	4.36%	3.93%	4.35%	3.93%	3.82%	3.93%

The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
	North America	Europe	North America	Europe
Discount rate	4.86%	3.99%	5.32%	4.41%
Rate of increase in compensation levels	3.98%	3.00%	4.36%	3.93%
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2014, 2013 and 2012:

	Year ended June 30,
	2014		2013		2012
	North America	Europe	North America	Europe	North America	Europe
Service cost	$70,346	$12,321	$70,795	$10,262	$61,158	$10,199
Interest cost	140,736	41,148	135,726	37,937	141,390	38,173
Expected return on plan assets	(188,391)	(46,352)	(185,435)	(42,244)	(172,827)	(44,922)
Amortization of net loss/(gain)	22,088	9,019	45,372	5,905	18,240	(3,717)
Amortization of prior service (credit)/cost	(8,379)	42	(8,377)	41	(8,338)	41
Settlement/curtailment loss	—	—	—	—	—	4,258
Other adjustments (a)	—	254	—	85	9,512	545
Net periodic benefit cost	$36,400	$16,432	$58,081	$11,986	$49,135	$4,577

(a)	This adjustment for North America in fiscal year 2012 is primarily due to the cumulative effect of the change in the method of determining the market-related value of plan assets.

Changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	Year ended June 30,
	2014		2013		2012
	North America	Europe	North America	Europe	North America	Europe
Current year actuarial (gain)/loss	$(26,558)	$60,022	$(188,011)	$51,384	$314,754	$110,377
Amortization of actuarial (gain)/loss	(22,088)	(9,019)	(45,372)	(5,905)	(18,240)	3,717
Amortization of prior service credit/(cost)	8,379	(42)	8,377	(41)	8,338	(41)
Recognition of actuarial loss due to settlement/curtailment	—	—	—	—	—	(4,258)
Other	(909)	12,992	(1,699)	(1,418)	(13,477)	(1,512)
Total recognized in other comprehensive (income)/loss	$(41,176)	$63,953	$(226,705)	$44,020	$291,375	$108,283
The change in Other in the 2014 fiscal year is primarily due to the currency impact, specifically the increase in the British Pound. During fiscal year 2012, it includes the effect of the change in the method of determining the market-related value of plan assets.
For North America, the actuarial gain recorded in the 2013 fiscal year was due to an increase in the discount rates used for our plans. For Europe, the actuarial loss recorded in the 2013 fiscal year is primarily due to a decrease in the discount rates used for our plans. Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date. The U.K. is based on the U.K. AA corporate bonds, while Germany and the Netherlands are based on European AA corporate bonds.

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2015 for the Company’s defined benefit pension plans are shown below:

	Fiscal 2015
	North America	Europe
Actuarial loss	$17,603	$13,571
Prior service (credit)/cost	(8,378)	44
Total	$9,225	$13,615
The following table provides a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended June 30, 2014 and 2013, and the funded status as of June 30, 2014 and 2013. During the fiscal 2014 year, the German plan was funded and has therefore been combined with the reporting of the other European plans. For comparative purposes, the information previously presented for the European plans as of and for the year ended June 30, 2013 have been recast to combine the information for the German plan with the other European plans.

	2014			2013
	North America - Qualified	North America - Unqualified	Europe	North America- Qualified	North America- Unqualified	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,324,353	$416,461	$887,047	$2,412,004	$466,809	$809,874
Service cost	58,777	11,569	12,321	59,327	11,468	10,262
Interest cost	121,548	19,187	41,148	115,418	20,307	37,938
Actuarial losses/(gains)	149,163	21,416	61,836	(160,794)	11,023	62,461
Benefit payments	(102,495)	(71,576)	(20,566)	(91,546)	(90,035)	(16,907)
Participant contributions	—	—	2,338	—	—	2,361
Other	516	—	1,462	—	—	85
Foreign currency adjustment	(4,081)	(1,279)	101,712	(10,056)	(3,111)	(19,027)
Benefit obligation at end of year	$2,547,781	$395,778	$1,087,298	$2,324,353	$416,461	$887,047
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,461,764	$—	$750,856	$2,269,318	$—	$688,983
Actual return on plan assets	385,528	—	48,166	223,675	—	53,322
Company contributions	71,663	71,576	41,941	69,305	90,035	46,182
Participant contributions	—	—	2,338	—	—	2,361
Benefit payments	(102,495)	(71,576)	(20,566)	(91,546)	(90,035)	(16,907)
Other	516	—	1,208	—	—	—
Foreign currency adjustment	(3,385)	—	95,217	(8,988)	—	(23,085)
Fair value of plan assets at end of year	$2,813,591	$—	$919,160	$2,461,764	$—	$750,856
Funded status at end of year	$265,810	$(395,778)	$(168,138)	$137,411	$(416,461)	$(136,191)
Accumulated Benefit Obligation	$2,517,911	$390,246	$1,077,939	$2,293,705	$411,011	$853,121

	2014			2013
	North America - Qualified	North America- Unqualified	Europe	North America- Qualified	North America- Unqualified	Europe
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$273,940	$—	$9,593	$180,371	$—	$18,103
Current liabilities	—	(51,113)	—	—	(62,466)	(4,430)
Noncurrent liabilities	(8,131)	(344,665)	(177,730)	(42,960)	(353,944)	(149,862)
Net amount recognized	$265,809	$(395,778)	$(168,137)	$137,411	$(416,410)	$(136,189)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$100,608	$68,224	$178,395	$165,719	$52,667	$114,455
Net prior service (credit)/cost	(41,757)	(10,965)	477	(48,242)	(12,858)	464
Accumulated Other Comprehensive Loss	$58,851	$57,259	$178,872	$117,477	$39,809	$114,919
The following table presents the projected benefit obligation and fair value of plan assets for our qualified plans that have a projected benefit obligation in excess of plan assets as of June 30, 2014 and 2013:

	2014		2013
	North America	Europe	North America	Europe
Projected benefit obligation at end of year	$105,278	$210,898	$293,657	$27,882
Fair value of plan assets at end of year	$97,147	$33,168	$250,697	$20,281
The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our qualified plans that have an accumulated benefit obligation in excess of plan assets as of June 30, 2014 and 2013:

	2014		2013
	North America	Europe	North America	Europe
Projected benefit obligation at end of year	$—	$210,898	$101,176	$27,882
Accumulated benefit obligation at end of year	$—	$201,540	$91,025	$27,882
Fair value of plan assets at end of year	$—	$33,168	$78,356	$20,281
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

For the Towers Watson funded plans in the U.S., Canada and the U.K., the targeted equity allocation as of June 30, 2014 is 23%, 60% and 31.4%, respectively. In the U.S. and U.K. funded plans, besides the target equity allocation, an additional 44% and 9%, respectively, of the target allocation is directed to other investment vehicles including alternative credit, alternative beta and private equities. The remaining allocation for each of the funded plans is directed to fixed income securities. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.
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
We evaluate the need to transfer between levels based upon the nature of the financial instrument and size of the transfer relative to the total net assets of the plans. In accordance with the refinement of the policy made by the Company in fiscal year 2014, the Company transferred $161.0 million of pooled funds from Level 2 to Level 3. Pooled funds, which use net asset value as a practical expedient, are classified as Level 3 when the investment has redemption restrictions that prevent the plans from redeeming the majority of the investment within the near term. During fiscal year 2014, the Company refined its policy and defined a substantive restriction as a redemption restriction of 10% or greater of the investment value or a redemption restriction period of more than 90 days from the measurement date.
There were no other significant transfers between Levels 1, 2 or 3 in the year ended June 30, 2014.
The fair value of our plan assets by asset category at June 30, 2014 and 2013 are as follows (see Note 1 for a description of the fair value levels and Note 6 for a summary of management’s procedures around prices received from third-parties):

	Fair Value Measurements at June 30, 2014
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$1,845	$69,433	$—		$—		$—	$—	$71,278
Short-term securities	499	—	63,864		—		—	—	64,363
Equity securities:
U.S. large cap companies	127,996	15,440	—		—		—	—	143,436
U.S. mid cap companies	49,494	563	—		—		—	—	50,057
U.S. small cap companies	40,691	—	—		—		—	—	40,691
International equities	114,441	471	—		—		—	—	114,912
Fixed income:
Government issued securities	206,517	—	—		—		—	—	206,517
Corporate bonds (S&P rating of A or higher)	—	—	320,005		—		—	—	320,005
Corporate bonds (S&P rating of lower than A)	—	—	216,983		—		450	—	217,433
Other fixed income	—	—	56,519	(a)	155,160	(a)	—	—	211,679
Pooled / commingled funds	—	—	908,119	(b)	427,901	(b)	470,649	115,810	1,922,479
Mutual funds	96,129	44,917	47,968		—		—	—	189,014
Private equity	—	—	—		—		88,851	66,605	155,456
Derivatives	—	—	1,654	(c)	4,758	(c)	—	—	6,412
Insurance contracts	—	—	—		—		—	18,091	18,091
Total assets	$637,612	$130,824	$1,615,112		$587,819		$559,950	$200,506	$3,731,823
Liability category:
Derivatives	$—	$—	$(350)	(c)	$—		$—	$—	$(350)
Net assets	$637,612	$130,824	$1,614,762		$587,819		$559,950	$200,506	$3,731,473

	Fair Value Measurements at June 30, 2013
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$7,308	$13,337	$—		$—		$—	$—	$20,645
Short-term securities	—	—	107,992		38,164		—	—	146,156
Equity securities:
U.S. large cap companies	109,837	—	—		—		—	—	109,837
U.S. mid cap companies	90,544	—	—		—		—	—	90,544
U.S. small cap companies	58,261	—	—		—		—	—	58,261
International equities	198,375	18,535	—		—		—	—	216,910
Fixed income:
Government issued securities	226,352	4,629	74,832		—		—	—	305,813
Corporate bonds (S&P rating of A or higher)	—	—	235,590		—		—	—	235,590
Corporate bonds (S&P rating of lower than A)	—	—	206,328		—		411	—	206,739
Other fixed income	—	104,554	33,045	(a)	34,339	(a)	—	—	171,938
Pooled / commingled funds	—	—	484,842	(b)	431,676	(b)	—	40,585	957,103
Mutual funds	—	—	588,152		—		—	—	588,152
Private equity	—	—	—		—		75,555	34,213	109,768
Derivatives	—	—	539	(c)	15,785	(c)	—	—	16,324
Insurance contracts	—	—	—		—		—	15,040	15,040
Total assets	$690,677	$141,055	$1,731,320		$519,964		$75,966	$89,838	$3,248,820
Liability category:
Derivatives	$—	$—	$659	(c)	$—		$—	$—	$659
Net assets	$690,677	$141,055	$1,730,661		$519,964		$75,966	$89,838	$3,248,161

(a)	This category includes municipal and foreign bonds.

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
Pooled / Commingled Funds and Mutual Funds: Valued at the net value of shares held by the Company at year end as reported by the manager of the funds. Pooled funds are classified as Level 3 when, in accordance with the policy refinement by the Company during fiscal year 2014, the investment has redemption restrictions that prevent the plans from redeeming greater than 90% of our investment in 90 days or less from the measurement date.
Derivative investments: Valued at the closing level of the relevant index or security and interest accrual through the valuation date.
Private equity funds: The fair value for these investments is estimated based on the net asset value derived from the latest audited financial statements or most recent capital account statements provided by the private equity fund’s investment manager or third-party administrator.
Insurance contracts: The fair values are determined using model-based techniques that include option-pricing models, discounted cash flow models, and similar techniques.

The following table reconciles the net plan investments to the total fair value of the plan assets:

	June 30,
	2014	2013
Net assets held in investments	$3,731,473	$3,248,161
Net payable for investments purchased	(5,541)	(41,951)
Dividend and interest receivable	8,856	8,847
Other, net	(2,037)	(2,437)
Fair value of plan assets	$3,732,751	$3,212,620
The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended June 30, 2014 and 2013:

	Private Equity	Insurance Contracts	Pooled Funds	Corporate Bonds	Total
Beginning balance at June 30, 2012	$91,574	$15,848	$—	$—	$107,422
Transfers to Level 3	—	—	21,832	411	$22,243
Net actual return on plan assets relating to assets still held at the end of the year	16,725	622	3,853	—	21,200
Net purchases, sales and settlements	1,493	(1,882)	14,900	—	14,511
Change in foreign currency exchange rates	(24)	452	—	—	428
Ending balance at June 30, 2013	$109,768	$15,040	$40,585	$411	$165,804
Transfers to Level 3	—	—	160,985	—	160,985
Net actual return on plan assets relating to assets still held at the end of the year	26,531	676	29,474	39	56,720
Net purchases, sales and settlements	11,952	1,586	337,945	—	351,483
Change in foreign currency exchange rates	7,205	789	17,470	—	25,464
Ending balance at June 30, 2014	$155,456	$18,091	$586,459	$450	$760,456
The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2015, as well as the pension contributions to our qualified plans in fiscal years 2014 and 2013:

	2015 (Projected)	2014 (Actual)	2013 (Actual)
U.S	$30,000	$50,000	$50,000
Canada	6,580	21,663	19,305
UK	29,812	28,706	43,640
Germany	22,054	10,178	—

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	North America	Europe	Total
2015	$172,691	$26,844	$199,535
2016	175,802	27,894	203,696
2017	178,527	30,954	209,481
2018	183,317	32,320	215,637
2019	187,247	35,258	222,505
Years 2020 - 2024	1,050,077	230,643	1,280,720
	$1,947,661	$383,913	$2,331,574

Defined Contribution Plan
Eligible Towers Watson U.S. associates participate in a savings plan design which provides for 100%match on the first 2% of pay and 50%match on the next 4% of pay; associates vest in the employer match upon two years of service. The cost of the Company’s contributions to the plans for the fiscal years ended June 30, 2014, 2013 and 2012 amounted to $30.0 million, $30.2 million and $28.7 million, respectively.
The Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive a pension contribution in lieu of additional salary. The cost of the Company’s contributions to the plan for the fiscal years ended June 30, 2014, 2013 and 2012 amounted to $20.2 million, $22.2 million, and $21.4 million respectively.
Health Care Benefits
We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims. The liability totaled $6.0 million and $5.3 million at June 30, 2014 and 2013, respectively. This liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
The assumptions used in the valuation of the postretirement benefit cost and obligation were as follows:

	Year Ended June 30,
	2014	2013	2012
Discount rate	5.30%	4.80%	5.65%
Expected long-term rate of return on assets	2.00%	2.00%	2.00%
Rate of increase in compensation levels	—%	4.50%	4.06%
Health care cost trend
Initial rate	7.08%	7.16%	7.61%
Ultimate rate	5.00%	5.00%	5.00%
Year reaching ultimate rate	2019	2019	2016

	June 30,
	2014	2013
Discount rate, accumulated postretirement benefit obligation	4.68%	5.30%
Rate of compensation increase	—%	4.50%
Health care cost trend
Initial rate	7.00%	7.08%
Ultimate rate	5.00%	5.00%
Year reaching ultimate rate	2019	2019
Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain or loss and amortized into the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 9.5 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2014	$222	$(189)
Effect on accumulated postretirement benefit obligation as of June 30, 2014	2,962	(2,497)
Net periodic postretirement benefit cost consists of the following:

	Year Ended June 30,
	2014	2013	2012
Service cost	$1,460	$1,770	$2,987
Interest cost	8,856	8,807	10,966
Expected return on assets	(112)	(130)	(132)
Amortization of net unrecognized (gains)/losses	(1,752)	369	2,206
Amortization of prior service credit	(7,004)	(8,228)	(8,705)
Net periodic postretirement benefit cost	$1,448	$2,588	$7,322
Changes in other comprehensive income for the Company’s postretirement benefit plans as follows:

	2014	2013
Current year actuarial loss/(gain)	$7,131	$(16,764)
Amortization of actuarial gain/(loss)	1,752	(369)
Amortization of prior service credit	7,004	8,228
Other	(29)	(20)
Total recognized in other comprehensive income	$15,858	$(8,925)
The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2015 for the Company’s other postretirement benefit plans are shown below:

2015
Actuarial gain	$(6,905)
Prior service credit	(1,759)
Total	$(8,664)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the years ended June 30, 2014 and 2013 and a statement of funded status as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$172,729	$188,863
Service cost	1,460	1,770
Interest cost	8,856	8,807
Actuarial losses/(gains)	6,972	(16,979)
Benefit payments	(14,443)	(15,568)
Medicare Part D	68	863
Participant contributions	6,035	5,859
Foreign currency adjustment	(371)	(886)
Benefit obligation at end of year	$181,306	$172,729
Change in Plan Assets
Fair value of plan assets at beginning of year	$5,958	$6,525
Actual return on plan assets	(47)	(85)
Company contributions	7,665	9,227
Participant contributions	6,035	5,859
Benefit payments	(14,443)	(15,568)
Fair value of plan assets at end of year	$5,168	$5,958
Funded status at end of year	$(176,138)	$(166,771)
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(4,678)	(3,889)
Noncurrent liabilities	(171,459)	(162,882)
Net amount recognized	$(176,137)	$(166,771)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial gain	$(17,769)	$(26,622)
Net prior service credit	(33,835)	(40,840)
Accumulated Other Comprehensive Income	$(51,604)	$(67,462)
Expected benefit payments to current plan participants, including the effect of their future service, as appropriate, and the related retiree drug subsidy expected to be received, are as follows:

Fiscal Year	Expected benefit payments	Retiree drug subsidy
2015	$17,024	110
2016	18,568	107
2017	20,028	103
2018	21,458	98
2019	22,966	92
Years 2020-2024	131,771	363
	$231,815	$873
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

Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2014 and 2013, the weighted-average interest rate on the Senior Credit Facility was 1.93% and 1.49%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2014, we were in compliance with our covenants.
As of June 30, 2014, Towers Watson had no borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.0 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real (BRL) 4.5 million (U.S. $2.0 million). BRL 2.0 million of the credit facility is committed to an overdraft facility and as of June 30, 2014, there were no borrowings outstanding under this facility. BRL 2.5 million of the credit facility is committed to lease guarantees.
Towers Watson has also provided a $5 million Australian dollar-denominated letter of credit (U.S. $4.7 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $5.6 million of letters of guarantee from major banks in support of office leases and performance under existing or prospective contracts.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate elected on the Term Loan during fiscal 2014 and 2013 was 1.42% and 1.46%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The following table summarizes the maturity of the loan during the next three fiscal years:

2015	$25,000
2016	25,000
2017	175,000
Total	$225,000

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
Legal Proceedings
From time to time, Towers Watson and its subsidiaries are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below are the material pending claims against Towers Watson and its subsidiaries. We do not expect the impact of claims not described below to be material to Towers Watson’s financial statements. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remain in-force for the policy periods beginning July 1, 2011 and ending July 1, 2015. Our professional liability insurance includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
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
As the result of information obtained during an investigation of Westridge Capital Management, its affiliates WG Trading Investors, L.P. and WG Trading Company, L.P. (collectively referred to as “Westridge”) and their principals, commenced by the National Futures Association on February 5, 2009, the Commodities Future Trading Commission filed suit against Westridge and its principals alleging violations of the Commodity Exchange Act. This resulted in a court-supervised receivership of the assets of Westridge. The Securities and Exchange Commission (“SEC”) filed a separate suit on February 25, 2009 against Westridge and its principals alleging violations of the federal securities laws. In its complaint, the SEC alleges that Westridge had become a fraudulent investment scheme by which its principals purportedly misappropriated approximately $553 million from a number of highly sophisticated institutional investors, including public pension and retirement plans and educational institutions, some of which were investing in Westridge as late as February 6, 2009. We believe that, to date, Acument has recovered approximately $39.7 million of its investment in the Westridge Funds from the receivership. The Company declined Acument’s demand for compensation contained in its January 2011 letter.
On January 20, 2012, Acument and the Acument Pension Plan (referred to together as “Acument”) filed suit against the Company and TWIS in the United States District Court for the Southern District of New York. The complaint alleged four counts of breach of fiduciary duty under ERISA, claiming principally alleged deficiencies in the Company’s due diligence relating to Westridge and in the disclosures made to Acument concerning Westridge and the nature of the investment. The Company filed an answer to the complaint denying all claims and asserting affirmative defenses. A mediation took place on September 5, 2012. On January 16, 2014, the Company and TWIS filed an amended answer and counterclaim asserting that Acument Global Technologies, Inc. failed to fulfill its fiduciary duties to the Acument Pension Plan with respect to its investment in the Westridge Funds. On or about February 28, 2014, the Company received Acument’s expert’s damages report, which asserted the range of loss to be between $38.0 million and $86.0 million, which we understand to be comprised primarily of investment losses (including opportunity costs); more specifically, Acument sought the present-day value of an alternative investment in a “comparable” fund, less what Acument had been returned from the Westridge Receiver. On or about March 27, 2014, the Company submitted a rebuttal expert damages report, which asserted a range of up to $16.6 million. This range assumed a finding of liability and no contribution for the Company’s counterclaim.
On July 25, 2014, the Company, TWIS, Acument, and the Plan agreed to a settlement to resolve all claims in this case. The terms of the settlement are confidential. The settlement amount is not materially in excess of previously accrued amounts. On July 25, 2014, the Company, TWIS, Acument, and the Plan filed with the court a stipulation voluntarily dismissing all their claims in this case, in their entirety, with prejudice.
Current and Former Employees of Teck Metals, Ltd.
A class action is currently pending against the Company in the Supreme Court of British Columbia. On July 14, 2009, James Weldon, an employee of Teck Metals, Ltd. (“Teck”) commenced an action against Teck and Towers Perrin Inc. (now known as Towers Watson Canada Inc.). On October 17, 2011, Leonard Bleier, a former employee of Teck, sued Teck and Towers Perrin.

Aside from their employment status, the allegations in the action commenced by Bleier (retired from Teck in 2006) are substantively similar in all material respects to those in the action commenced by Weldon (employed by Teck at the time the action commenced). Both actions were brought in the Supreme Court of British Columbia, and that court consolidated the actions on June 21, 2012.
On October 1, 2012, the Company filed a response to the plaintiffs' consolidated and amended claim denying the legal and factual basis for the plaintiffs' claim. On December 21, 2012, the court certified the consolidated case as a class action.
At all times relevant to the plaintiffs’ claim, Towers Perrin acted as the actuarial advisor for Teck’s defined benefit pension plan. According to the plaintiffs' allegations, in 1992 and on Towers Perrin's advice, Teck offered its non-union, salaried employees a one-time option to continue participation in Teck’s defined benefit pension plan or to transfer to a newly established defined contribution plan. The plaintiffs also allege that Towers Perrin assisted Teck in preparing—and that Towers Perrin approved—informational materials and a computer-based modeling tool that Teck distributed to eligible employees prior to the employees electing whether to transfer. Several hundred employees elected to transfer from the defined benefit pension plan to the defined contribution plan on January 1, 1993.
The plaintiff class comprises current and former Teck employees who elected to transfer from the defined benefit pension plan to the defined contribution plan. As of August 6, 2014, the Company understands there to be 470 individuals in the class.
The plaintiffs, on behalf of the class, allege that Towers Perrin was professionally negligent and that Teck and Towers Perrin breached statutory and fiduciary duties and acted deceitfully by providing incomplete, inaccurate, and misleading information to participants in Teck’s defined benefit plan regarding the option to transfer to the defined contribution plan. Principally, the plaintiffs allege that the risks of the defined contribution plan—including investment risk and annuity risk—were downplayed, either negligently or with the specific intent of causing eligible employees to transfer to the defined contribution plan.
The plaintiffs seek assorted declaratory relief; an injunction reinstating them and all class members into the defined benefit plan with full rights and benefits as if they had not transferred; disgorgement against Teck; damages in the amount necessary to provide the plaintiffs and all class members with the pension and other benefits they would have accrued if they had not transferred; interest as allowed by law; and such further and other relief as to the court may seem just. To date, the plaintiffs have not quantified the damages they seek.
A trial of the issues common to the class—including professional negligence, breach of fiduciary and statutory duty, deceit, the appropriate method for calculating any damages, and entitlement to injunctive relief—is scheduled to commence on September 22, 2014. The amount of damages, if any, will not be assessed at this common issues trial.
Based on all of the information to date, the Company believes that a material loss is unlikely. Given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company is vigorously defending against these allegations.
City of Houston
On August 1, 2014, the City of Houston ("plaintiff") filed suit against the Company, in the United States District Court for the Southern District of Texas, Houston Division.
In the complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by the Company's predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters' Relief and Retirement Fund (the "Fund").   Towers Perrin is stated to have acted in this capacity between "the early 1980s until 2002".
In particular, the complaint is critical of two reports allegedly issued by Towers Perrin — one in February 2000 and the other in April 2000 — containing actuarial valuations upon which plaintiff claims to have relied. Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff's financial burden, and without increasing plaintiff's rate of annual contributions to the Fund.   The complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, inter alia, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits, and to have constituted professional malpractice.  Plaintiff asserts that, but for Towers Perrin's alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin's alleged "...negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions."

Plaintiff seeks the award of actual damages, exemplary damages, special damages, attorney's fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and all such other and further relief, equitable and legal.  Plaintiff has not yet quantified fully its asserted damages.  Given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss.   The Company disputes the allegations, and intends to defend the law-suit vigorously.
Note 12 — Variable Interest Entities
Through our wholly owned subsidiaries, we manage approximately $2.5 billion of assets in investment funds that are considered VIEs and for which our management fee is considered a variable interest. In addition, some of the investments in these funds are held by the Company's retirement plans, which are considered related parties. We have determined that these funds qualify for the deferral to certain provisions of ASC Subtopic 810-10, Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds. In accordance with this deferral, we determine whether we consolidate the fund based on whether we absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected returns.
During our third fiscal quarter we deconsolidated two previously consolidated funds. Previously, the contracts governing these two funds contained language that restricted the investors' ability to exercise their economic interests in the funds, thereby causing the investors to become related parties of the Company and requiring the Company to combine its own interests with the interests of these investors for purposes of performing the primary beneficiary test. This restrictive language was modified during our third fiscal quarter, which resulted in the investors, other than the Company's defined benefit retirement plans, to no longer be considered related parties, and the Company to no longer be considered the primary beneficiary of the funds. The mark-to-market gains on the investments prior to deconsolidation were $6.3 million for the year ended June 30, 2014, and are reflected on the accompanying consolidated statements of operations in other non-operating income. The fair value of these investments on the date of deconsolidation, inclusive of the cumulative gains, was $339.0 million, and was removed from the consolidated balance sheets by eliminating the investments of consolidated variable interest entity and by reducing non-controlling interest. The non-controlling interest balance was considered temporary equity as the units held by the investors were redeemable. The changes of the redeemable non-controlling interests balance for the year ended June 30, 2014 are as follows:

Balance as of June 30, 2013	$—
Subscriptions of non-controlling interest holders in consolidated VIEs	332,722
Mark-to-market gains on investments held by consolidated VIEs	6,297
Deconsolidation of VIEs	(339,019)
Balance as of June 30, 2014	$—

We are not the primary beneficiary and therefore do not consolidate any of the funds as of June 30, 2014 and June 30, 2013. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees (which are not material) and any potential increase to pension funding obligation due to losses incurred by the funds in which the Company's retirement plans are invested. The Company has no obligation to provide financial or other support to these VIEs other than guarantees to provide the minimum statutorily mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
Note 13 — Other Comprehensive Income / (Loss)
Other comprehensive income /(loss) as presented in the accompanying consolidated statements of comprehensive income includes foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) and accumulated other comprehensive income/(loss) attributable to controlling interests by component are provided in the following table for the fiscal years ended June 30, 2014, 2013 and 2012. The difference between the amounts presented in this table and the amounts presented in the consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure. Amounts in fiscal year 2014 show reclassifications out of accumulated other comprehensive income/(loss) separate from other adjustments due to the prospective adoption of ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," at the beginning of the fiscal year which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income.

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2011	$(2,726)	$1,936	$(764)	$1,172	$1,167	$(101)	$1,066	$(17,517)	$4,700	$(12,817)
Other comprehensive income/(loss):	(72,606)	(1,530)	612	(918)	(516)	(81)	(597)	(398,520)	135,201	(263,319)
As of June 30, 2012	(75,332)	406	(152)	254	651	(182)	469	(416,037)	139,901	(276,136)
Other comprehensive income/(loss):	(55,764)	(169)	47	(122)	(104)	48	(56)	182,220	(74,997)	107,223
As of June 30, 2013	(131,096)	237	(105)	132	547	(134)	413	(233,817)	64,904	(168,913)
Other comprehensive income/(loss) before reclassifications:	133,367	(1,540)	434	(1,106)	558	(153)	405	(45,677)	8,999	(36,678)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1,447	(408)	1,039	(761)	173	(588)	16,592	(3,269)	13,323
Net current-period other comprehensive income/(loss)	133,367	(93)	26	(67)	(203)	20	(183)	(29,085)	5,730	(23,355)
As of June 30, 2014	$2,271	$144	$(79)	$65	$344	$(114)	$230	$(262,902)	$70,634	$(192,268)

(1)
Reclassification adjustments from accumulated other comprehensive income are included in general and administrative expenses (see Note 7 – Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements)

(2)	Reclassification adjustments from accumulated other comprehensive income are included in income from discontinued operations

(3)
Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 10 – Retirement Benefits for additional details) which is included in salaries and employee benefits in the accompanying consolidated statements of operations

Note 14 — Restricted Stock
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
On January 1, 2011, 2012, 2013 and 2014, 5,642,302 shares of Class B-1, 5,547,733 shares of Class B-2, 5,661,591 shares of Class B-3 common stock and 5,374,070 shares of Class B-4 common stock, respectively, converted to freely tradable Class A common stock.
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
For the fiscal years ended June 30, 2013 and 2012, we recorded $3.6 million and $30.0 million, respectively, of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Merger. The graded method of expense methodology assumed that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares which vested as separate awards over one, two and three years.

Note 15 – Share-Based Compensation
In connection with the acquisition of Extend Health in May 2012, Towers Watson filed a Form S-8 Registration Statement and assumed the Extend Health, Inc. 2007 Equity Incentive Plan. The assumed options are exercisable for 377,614 shares of Towers Watson Class A common stock. The registration also covers 55,514 shares of Towers Watson Class A common stock available for issuance under the plan. In connection with the acquisition of Liazon Corporation in November 2013, Towers Watson filed a Form S-8 Registration Statement and assumed the Liazon Corporation 2008 Stock Option Plan and the Liazon Corporation 2011 Equity Incentive Plan, as amended. The assumed options are exercisable for 37,162 shares of Towers Watson Class A common stock. Upon vesting, the assumed restricted stock units will convert into 70,533 shares of Towers Watson Class A common stock. The registration also covers 18,531 shares of Towers Watson Class A common stock available for issuance under the plans.
Towers Watson & Co. Employee Stock Purchase Plan
Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson Class A common stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. In fiscal year 2010, Towers Watson filed an S-8 Registration Statement registering 4,696,424 shares available for issuance under the Stock Purchase Plan. Approximately 56,000 shares were issued under this plan during fiscal years 2012. There were no shares issued during fiscal years 2014 or 2013.
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
2014 LTIP. During the first quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved a grant of 62,651 RSUs to certain of our executive officers. During the third quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved an additional grant of 2,704 RSUs as a result of new executives being added to the plan. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was between $105.90 and $110.70. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2013 to June 30, 2016, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the fiscal year ended June 30, 2014, we recorded $4.8 million of stock-based compensation related to these grants.
2013 LTIP. During the fiscal year ended June 30, 2014, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we recorded the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for the awards during the performance period based upon the level of performance achieved. For the years ended June 30, 2014 and 2013, we recorded $0.8 million and $5.7 million, respectively, of stock-based compensation related to these grants.
2012 LTIP. During the fiscal year ended June 30, 2013, 86,188 RSUs were granted to certain of our executive officers for the 2011 to 2014 performance period. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. We accelerated the expense for participants that had achieved a qualified retirement requirement and recorded the remaining non-cash stock based compensation for their awards as if their service requirement has been achieved. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the fiscal year ended June 30, 2014, we recorded a reversal of expense of $0.3 million, and for the fiscal years ended June 30, 2013 and 2012 we recorded expense of $1.2 million and $5.7 million, respectively, of stock-based compensation related to these grants.
2011 LTIP. During fiscal year ended June 30, 2012, 125,192 RSUs were granted to certain of our executive officers for the 2010 to 2013 performance period. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $45.25. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to their continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established adjusted EBITDA margin for the six-month period ending June 30, 2014 and revenue growth during the performance period (based on fiscal year 2014 revenue versus fiscal year 2011 revenue) as the performance metrics for the awards. For the fiscal year ended June 30, 2014 we did not record any stock-based compensation related these grants. For the years ended June 30, 2013 and 2012 we recorded $0.9 million and $5.5 million, respectively, of stock-based compensation related to these grants.
2014 ES LTIP. In September 2013, the Compensation Committee of the Board of Directors awarded 30,192 RSUs under the 2009 Plan to select executives of our Exchange Solutions segment with a grant date fair value of $91.43, based on our closing stock price. Between 0% and 240% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the two-year performance period from July 1, 2013 to June 30, 2015, subject to continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For the fiscal year ended June 30, 2014, we recorded $1.5 million of non-cash stock based compensation in the Exchange Solutions business segment.
Liazon RSUs. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested restricted stock units into 70,533 Towers Watson restricted stock units using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of these restricted stock units was calculated using the fair value share price of Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the 70,533 outstanding RSUs related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $5.7 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $2.1 million, and will be recorded over the future vesting periods. For the fiscal year ended June 30, 2014, we recorded $1.1 million of non-cash stock based compensation.
RSUs. During the fiscal year ended June 30, 2014, 2013 and 2012, 28,947, 14,450 and 16,239 RSUs, respectively, were granted to certain employees and vest in equal installments over a three-year period based on continued employment through the vesting period. In fiscal years ended June 30, 2014, 2013 and 2012, 11,150, 9,700 and 1,575, respectively, RSUs of the awards granted vested immediately. For the fiscal years 2014, 2013 and 2012, we recorded $1.9 million, $1.3 million and $0.7 million, respectively, of stock-based compensation related to these grants.
2013 SEP. During the quarter ended September 30, 2013, 131,286 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $91.43, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the fiscal year ended June 30, 2014, we recorded $6.6 million of non-cash stock based compensation related to these grants.
2012 SEP. During the first quarter of fiscal year 2013, we granted 147,503 RSUs to certain employees under our Select Equity Plan which will vest annually over a three-year period. We assumed a 5% forfeiture rate for the RSUs. In the fourth quarter of fiscal years 2014 and 2013, 37,156 and 47,968, respectively, of these RSUs vested. For the fiscal year ended June 30, 2014 and 2013, we recorded $2.0 million and $4.6 million, respectively, of stock based compensation related to these grants.
2011 SEP. During the first quarter of fiscal year 2012, we granted 577,190 equity awards to certain employees under our Select Equity Plan, of which 288,595 were issued as Class A common stock in conjunction with our annual fiscal year 2012 performance bonus. The remaining 288,595 were issued as RSUs that will vest annually over a three-year period. We assumed a 10% forfeiture rate for the RSUs initially and adjusted the estimated forfeiture rate to 5% based on the first year of experience. In the fourth quarter of fiscal year 2014, 2013 and 2012, 70,969, 90,612 and 95,045, respectively, of these RSUs vested. For the fiscal year ended June 30, 2014, 2013 and 2012, we recorded $1.7 million, $4.4 million and $11.1 million, respectively, of stock based compensation related to these grants.
Outside Directors. In May 2010, the board of directors approved the Towers Watson & Co. Compensation Plan for Non-Employee Directors which provides for cash and stock compensation for outside directors. During the fiscal year ended June 30, 2014, 2013 and 2012, 10,251, 16,027 and 12,783 RSUs, respectively, were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year of grant. We recorded $0.9 million, $0.9 million and $1.0 million, respectively, of non-cash stock based compensation for the fiscal years ended June 30, 2014, 2013 and 2012 related to awards for outside directors.
The table below presents restricted stock units activity and weighted average fair values for fiscal year 2014:

	Number of Shares	Weighted Average Fair Value
	(In thousands, except per-share amounts)
Nonvested as of June 30, 2013	534	$53.41
Granted	337	78.72
Vested	(224)	72.74
Forfeited	(20)	68.23
Nonvested and expected to vest as of June 30, 2014	627	$59.80
As of June 30, 2014, $13.5 million of total stock-based compensation related to the nonvested awards above has not yet been recognized. We expect that this expense will be recognized in our consolidated statement of operations over the next 2.0 weighted-average years.
Stock Options
There were no grants of stock options during the fiscal year ended June 30, 2014, 2013 and 2012 under the 2009 Plan. As of June 30, 2014, there were 170,161 stock options outstanding under the 2009 Plan which were fully expensed and vested prior to fiscal year 2011.

Liazon Options. In November 2013, in connection with the Liazon acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested employee stock options into 37,162 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Liazon options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 37,162 outstanding options relating to the pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $2.2 million, which was added to the transaction consideration. The fair value of the remaining portion of unvested options related to the post-acquisition employee service was $1.7 million, which will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.7 million, for the fiscal year ended June 30, 2014.

Extend Health Options. In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson’s stock option awards using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options with the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards were less than the acquisition date fair value of the replaced Extend Health options, accordingly, no compensation expense was recorded. The fair value of 199,620 of the 377,614 outstanding options using Towers Watson graded vesting methodology from the date of grant to the acquisition date, representing the employee service provided to date, was $11.2 million and was added to the consideration price. The fair value of 177,994 unvested options, less 10% estimated forfeitures, was $7.9 million and will be recorded over the future vesting periods. We accelerated and paid participants the net cash value after tax withholding and exercise price 43,317 of unvested options that would have vested between the acquisition date and June 30, 2012 and recorded $0.9 million of stock-based compensation expense in fiscal 2012. In accordance with the acquisition agreement, we accelerated the vesting of 23,620 stock options for participants who were involuntarily terminated as a result of the acquisition and recorded $0.4 million of stock-based compensation expense in fiscal 2013. Inclusive of this acceleration, we recorded $6.2 million of stock-based compensation for these awards in fiscal year 2013. For the fiscal year ended June 30, 2014, $1.3 million of stock-based compensation was recorded for these awards.
The weighted-average fair value of the stock option grants under both the Liazon and Extend Health plans were calculated using the Black-Scholes formula, and are included in the valuation assumptions table below. Compensation expense is recorded over a three-year graded vesting term as if one-third of the options granted to a participant are vested over one year, one-third are vested over two years and the remaining one-third are vested over three years.

	Liazon Options	Extend Health Options
	Year Ended June 30, 2014	Year Ended June 30, 2012
Stock option grants:
Risk-free interest rate	0.57%	0.33%
Expected lives in years	2.7	2.2
Expected volatility	24.6%	38.5%
Weighted-average grant date fair value of options granted	$104.67	$52.70
Number of shares granted	37,162	377,614
The table below presents stock option activity and weighted average exercise prices for fiscal year 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
	(thousands)		(thousands)	(years)
Outstanding at June 30, 2013	381	$24.69	$21,792	5.7
Granted	37	—
Exercised	(110)	6.63	$10,313
Forfeited	(7)	12.80
Expired	—	—
Outstanding and Exercisable at June 30, 2014	301	$27.01	$17,149	3.4

Information regarding stock options outstanding as of June 30, 2014 is as follows:

	Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75 - $1.55	52,575	8.9	$0.84	9,521	6.6	$1.25
$3.31 - $3.97	47,745	6.2	3.56	41,671	6.2	3.59
$19.21 - $25.18	43,717	7.3	19.78	22,485	7.3	20.11
$42.47	84,944	2.2	42.47	84,944	2.2	42.47
$45.88	85,217	2.7	45.88	85,217	2.7	45.88
	314,198		$27.25	243,838		$33.35
The aggregate intrinsic value is the sum of the amounts by which the market price of our common stock exceeded the exercise price of the options at June 30, 2014, for those options for which the market price was in excess of the exercise price.
Note 16 — Income Taxes
Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income from continuing operations before income taxes are as follows:

	2014	2013	2012
Domestic	$262,462	$239,990	$176,679
Foreign	236,044	189,011	193,342
	498,506	429,001	370,021
The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2014	2013	2012
Current tax (benefit)/expense:
U.S.	$31,880	$25,684	$(26,608)
State and local	10,231	7,025	308
Foreign	30,536	40,557	50,920
	72,647	73,266	24,620
Deferred tax expense/(benefit):
U.S.	49,109	49,674	93,985
State and local	4,232	8,761	7,870
Foreign	12,261	5,290	5,968
	65,602	63,725	107,823
Total provision for income taxes	$138,249	$136,991	$132,443
Included in the U.S. and state and local current tax expense for fiscal year 2014 is a $13.2 million and a $1.7 million tax benefit, respectively, including interest and penalties, due to the release of uncertain tax positions related to U.S. Federal lapses in statute of limitations and income tax settlements. Included in the U.S. current tax expense for fiscal year 2013 is a $6.0 million tax benefit, including interest and penalties, due to the release of uncertain tax positions related to U.S. Federal lapses in statute of limitations and income tax settlements.

The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30,
	2014	2013	2012
Tax provision at U.S. federal statutory tax rate of 35 percent	$174,477	$150,149	$129,507
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(21,902)	(22,540)	(18,746)
State income taxes, net of federal tax effect	11,344	13,288	8,322
Non-deductible expenses and foreign dividend	237	6,563	10,701
Tax credits	(1,807)	(2,104)	(4,451)
Valuation allowance	(5,108)	(5,821)	(19,123)
Legal entity restructuring	7,077	5,159	13,551
Changes to U.S. uncertain tax positions	(14,910)	(5,977)	—
Other	(11,159)	(1,726)	12,682
Income tax provision	$138,249	$136,991	$132,443
The provision for income taxes for fiscal year 2014 is 27.7% compared with 31.9% in fiscal year 2013. Our effective tax rate decreased by 4.2% for fiscal year 2014 as compared to fiscal year 2013 primarily due to current year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and income tax settlements in various taxing jurisdictions, primarily the U.S.
Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.
Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2014 and 2013, are comprised of the following:

	June 30,
	2014	2013
Depreciation and amortization	$(123,684)	$(139,575)
Trademarks and tradename	(117,308)	(116,624)
Goodwill	(42,477)	(30,496)
Unbilled receivables	(64,275)	(69,543)
Other	(8,583)	(7,400)
Gross deferred tax liabilities	$(356,327)	$(363,638)
Accrued retirement benefits	$139,633	$178,296
Deferred rent	9,947	11,834
Net operating loss carryforwards	37,562	33,538
Share-based compensation	6,533	22,756
Accrued liabilities	62,516	68,419
Accrued compensation	41,660	37,483
Deferred revenue	25,692	23,050
Foreign tax credit	37,716	40,903
Other	16,228	28,808
Gross deferred tax assets	$377,487	$445,087
Deferred tax assets valuation allowance	$(30,019)	$(33,420)
Net deferred tax (liability)/asset	$(8,859)	$48,029
The net deferred income tax assets at June 30, 2014 are classified between current deferred tax assets of $51.7 million and current deferred tax liabilities of $3.1 million and noncurrent deferred tax assets of $79.1 million and noncurrent deferred tax liabilities of $136.6 million.

We maintain a valuation allowance of $30.0 million and $33.4 million at June 30, 2014 and 2013, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized. The net change in the valuation allowance of $3.4 million in fiscal year 2014 primarily relates to the release of valuation allowance on deferred tax assets, including tax loss carryforwards, which were forfeited following legal entity restructurings in the amount of $8.4 million, offset with current year increases of $5.0 million.
At June 30, 2014, we had tax loss carryforwards in federal and various foreign jurisdictions amounting to $116.5 million of which $70.1 million can be indefinitely carried forward under local statutes. The remaining $46.4 million of loss carryforwards will expire, if unused, in varying amounts from fiscal year 2015 through 2034. At June 30, 2014, we had state tax loss carryforwards of $84.2 million, which will expire in varying amounts from fiscal year 2015 to 2035. In addition, at June 30, 2014 we had foreign tax credit carryforwards of $37.7 million, which will expire in varying amounts from fiscal year 2018 to 2023.
We continue to assert that the historical cumulative earnings of our foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. We believe the Company’s current cash position, and access to capital markets (via a supplemental offering, if needed) will allow it to meet its U.S. cash obligations without repatriating historical cumulative foreign earnings. Further, non-U.S. cash is used for working capital needs of our non-U.S. operations and may be used for foreign restructuring expenses or acquisitions. During fiscal 2014 the Company has accrued approximately $2.5 million in income tax expense with respect to the future distribution of current year earnings in our Japan, Australia, Bermuda and Philippines subsidiaries. ASC 740, Income Taxes, requires a company to recognize income tax expense when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary will be remitted in the foreseeable future. The cumulative foreign earnings related to ongoing operations and at June 30, 2014 were approximately $1,034.8 million. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
At June 30, 2014, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $32.4 million. This liability can be reduced by $9.3 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The entire net difference of $23.1 million, if recognized, would impact our effective tax rate. During the year, the liability for unrecognized tax benefits, excluding interest and penalties, decreased by $8.3 million.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at July 1	$40,650	$39,309	$39,784
Increases related to tax positions in prior years	996	1,169	2,216
Decreases related to tax positions in prior years	(927)	(4,732)	(5,705)
Decreases related to settlements	—	(189)	(86)
Decreases related to lapse in statute of limitations	(19,135)	(2,387)	(376)
Increases related to current year tax positions	11,223	7,426	4,112
Cumulative translation adjustment	(445)	54	(636)
Balances at June 30	$32,362	$40,650	$39,309
The liability for the periods ended June 30, 2013 and 2012, respectively, may be reduced by $14.6 million and $12.6 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2014, we had cumulative accrued interest of $2.5 million and penalties of $0.1 million, totaling $2.6 million. At June 30, 2013, we had accrued interest of $6.7 million and penalties of $0.2 million, totaling $6.9 million.
Tax expense for the fiscal year ended June 30, 2014 includes an interest benefit of $2.7 million and a tax benefit for penalties of $0.1 million. Tax expense for the fiscal year ended June 30, 2013 includes interest expense of $0.9 million and a tax benefit for penalties of $0.1 million. Tax expense for the year ended June 30, 2012 includes an interest expense of $1.3 million and a tax benefit for penalties of $0.1 million.

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of $5.1 million to $10.5 million, excluding interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During fiscal year 2014 the Company recognized approximately $14.9 million of income tax benefits, including interest and penalties, due to U.S. Federal lapses in statute of limitations and income tax settlements. We are currently under examination by the U.S. Internal Revenue Service for the fiscal years 2012 and 2013. Beginning in fiscal 2014, we are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process ("CAP"). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. As of June 30, 2014, the Company has not been advised of any material adjustments. We also have ongoing income tax examinations in certain states for tax years ranging from 2008 to 2011. The statute of limitations in certain states extends back to tax year 2002 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
United States — federal	2011 and forward
United States — various states	2002 and forward
Canada — federal	2006 and forward
Germany	2009 and forward
The Netherlands	2010 and forward
United Kingdom	2010 and forward
Note 17 — Segment Information
Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Risk and Financial Services

•	Talent and Rewards

•	Exchange Solutions
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
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the TAS North America line of business with the Retiree & Access Exchanges and Liazon lines of business to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We are still evaluating the impact of this restructuring to our operating segments and the related disclosures.

All statement of operations related items presented have been recast to exclude the operating results of our Brokerage business, which has been classified as discontinued operations. Balance sheet related items presented for prior periods include our Brokerage business.

The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,979,674	$638,437	$582,703	$169,975	$3,370,789
Net operating income	619,117	148,448	119,287	32,731	919,583
Depreciation and amortization	22,555	4,988	5,811	3,533	36,887
Receivables	520,236	152,930	148,800	4,077	826,043
The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,994,458	$645,345	$573,336	$94,858	$3,307,997
Net operating income	674,657	132,285	114,227	16,228	937,397
Depreciation and amortization	23,990	6,459	7,842	1,876	40,167
Receivables	507,078	164,926	147,656	708	820,368
The table below presents specified information about reported segments as of and for the fiscal year ended June 30, 2012:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$1,922,689	$655,917	$570,537	$3,617	$3,152,760
Net operating income (loss)	646,418	167,214	113,608	(714)	926,526
Depreciation and amortization	23,219	6,995	7,401	99	37,714
Receivables	548,629	185,950	140,575	619	875,773

A reconciliation of the information reported by segment to the consolidated amounts follows as of and for the fiscal years ended June 30 (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Revenue:
Total segment revenue	$3,370,789	$3,307,997	$3,152,760
Reimbursable expenses and other	111,123	124,518	105,138
Revenue	$3,481,912	$3,432,515	$3,257,898
Net Operating Income:
Total segment net operating income	919,583	937,397	926,526
Differences in allocation methods (1)	19,298	(12,832)	(20,261)
Amortization of intangibles	(75,212)	(76,963)	(63,718)
Transaction and integration expenses	(1,049)	(30,753)	(86,130)
Stock-based compensation (2)	(11,285)	(18,978)	(40,251)
Discretionary compensation	(301,428)	(324,370)	(302,986)
Payroll tax on discretionary compensation	(17,484)	(19,377)	(17,479)
Change in accounting method for pension(3)	—	—	(2,963)
Other, net	(37,915)	(21,719)	(29,033)
Income from operations	$494,508	$432,405	$363,705
Depreciation and Amortization Expense:
Total segment expense	$36,887	$40,167	$37,714
Intangible asset amortization, not allocated to segments	75,212	76,963	63,718
Information technology and other	62,719	55,910	48,574
Total depreciation and amortization expense	$174,818	$173,040	$150,006
Receivables:
Total segment receivables — billed and unbilled (4)	$826,043	$820,368	$875,773
Valuation differences and other	(4,810)	5,470	8,578
Total billed and unbilled receivables	821,233	825,838	884,351
Assets not reported by segment	4,806,553	4,506,239	4,472,627
Total assets	$5,627,786	$5,332,077	$5,356,978

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

(4)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes.
The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2014	2013	2012	2014	2013	2012
North America	$2,046,488	$1,972,981	$1,760,749	$2,484,019	$2,293,045	$2,263,592
Europe	1,162,888	1,161,973	1,205,519	1,211,700	1,193,188	1,110,367
Rest of World	272,536	297,561	291,630	44,466	47,308	66,131
	$3,481,912	$3,432,515	$3,257,898	$3,740,185	$3,533,541	$3,440,090

Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States and the United Kingdom, revenue from no single country constituted more than 10% of consolidated revenue. Revenue from no single customer constituted more than one percent of consolidated revenue.
Note 18 — Earnings Per Share
We present earnings per share (“EPS”) using the two-class method. This method addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. This method requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. On January 1, 2013, all remaining outstanding shares of this restricted stock vested and were converted to freely tradable shares of Towers Watson Class A common stock. See Note 14 for further information. The components of basic and diluted earnings per share are as follows:

	Fiscal Year Ended June 30,
	2014			2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$360,257			$292,010			$237,578
Less: Income/(loss) attributable to non-controlling interests	7,014			(3,160)			263
Income from continuing operations attributable to common stockholders	$353,243			$295,170			$237,315
Less: Income allocated to participating securities	—			3,289			8,206
Income from continuing operations attributable to common stockholders	353,243	70,587	$5.00	291,881	70,312	$4.15	229,109	69,944	$3.28
Diluted EPS
Share-based compensation awards	—	368		—	405		—	320
Income available to common stockholders	$353,243	70,955	$4.98	$291,881	70,717	$4.13	$229,109	70,264	$3.27
Note 19 — Unaudited Quarterly Financial Data
Summarized quarterly financial data for results from continuing operations for the years ended June 30, 2014 and 2013 are as follows (in thousands, except per share amounts):

	2014 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$809,939	$888,155	$904,833	$878,985
Income from operations	102,421	128,426	138,423	125,238
Income from continuing operations before income taxes	100,552	132,611	141,144	124,199
Net income attributable to common stockholders	88,214	86,188	102,506	82,392
Earnings per share (attributable to common stockholders):
Net income, basic	$1.21	$1.22	$1.40	$1.17
Net income, diluted	$1.21	$1.21	$1.39	$1.17

	2013 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$793,235	$911,021	$892,977	$835,282
Income from operations	79,274	114,419	121,257	117,455
Income from continuing operations before income taxes	79,309	114,321	118,399	116,972
Net income attributable to common stockholders	58,727	82,290	94,916	82,879
Earnings per share (attributable to common stockholders):
Net income, basic	$0.73	$1.12	$1.18	$1.13
Net income, diluted	$0.72	$1.11	$1.17	$1.12
The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

TOWERS WATSON & CO.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	Year Ended June 30, 2014
Allowance for uncollectible accounts	$12,768	$4,792	$—	$(9,485)	$8,075
Allowance for unbillable accounts	10,283	(1,170)	—	—	9,113
Valuation allowance for deferred tax assets	33,420	—	10,362	(13,763)	30,019
	Year Ended June 30, 2013
Allowance for uncollectible accounts	$20,871	$8,351	$—	$(16,454)	$12,768
Allowance for unbillable accounts	19,891	(9,608)	—	—	10,283
Valuation allowance for deferred tax assets	40,046	—	8,552	(15,178)	33,420
	Year Ended June 30, 2012
Allowance for uncollectible accounts	$12,636	$21,722	$—	$(13,487)	$20,871
Allowance for unbillable accounts	16,723	3,168	—	—	19,891
Valuation allowance for deferred tax assets	62,454	—	4,655	(27,063)	40,046

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

10.2	Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (4)
10.3	Amended and Restated Towers Watson & Co. 2009 Long Term Incentive Plan. ** (5)
10.4	Form of Indemnification Agreement with directors and executive officers. ** (6)
10.5	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K). ** (7)
10.6	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.). ** (8)
10.7	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.). ** (9)
10.8	Share Purchase Plan 2005 (Spain). ** (10)
10.9	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme. ** (11)
10.10	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan. ** (12)
10.11	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors. ** (13)
10.12	Voluntary Deferred Compensation Plan for Non-Employee Directors. ** (14)
10.13	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan. ** (15)
10.14	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting). ** (16)
10.15	Extend Health, Inc. 2007 Equity Incentive Plan. ** (17)
10.16	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting). ** (18)
10.17	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting). ** (19)
10.18
Amendment No. 1, dated as of October 9, 2013, to the Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (20)

10.19
Amendment No. 1, dated as of October 9, 2013, to the Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (21)

10.20	Towers Watson & Co. Incentive Compensation Plan. ** (22)
10.21	Liazon Corporation 2008 Stock Option Plan. ** (23)
10.22	Liazon Corporation 2011 Equity Incentive Plan. ** (24)
10.23	First Amendment to Liazon Corporation 2011 Equity Incentive Plan. ** (25)
10.24	Second Amendment to Liazon Corporation 2011 Equity Incentive Plan. ** (26)
10.25
Amendment No. 2, dated as of January 13, 2014, to the Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (27)

10.26
Amendment No. 2, dated as of January 13, 2014, to the Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (28)

10.27	Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees. ** (29)
21.1	Subsidiaries of Towers Watson & Co. *
23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm. *
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. *
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. *
32.1
Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from Towers Watson & Co.’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets at June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements. *

_______________________
*    Filed herewith.
**    Designates management contracts and compensation plans.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-K filed by the Company on August 15, 2013.

(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 19, 2013.

(3)	Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on November 8, 2011.

(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 1, 2012.

(5)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 7, 2013.

(6)
Incorporated by reference to Exhibit 10.8 to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission on October 19, 2009 and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009.

(7)	Incorporated by reference to Exhibit 10.21 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.

(8)	Incorporated by reference to Exhibit 10.22 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(9)	Incorporated by reference to Exhibit 10.10 to the Form 10-K filed by the Company on August 29, 2012.

(10)	Incorporated by reference to Exhibit 10.24 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(11)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.

(13)	Incorporated by reference to Exhibit 10.14 to the Form 10-Q filed by the Company on February 7, 2013.

(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.

(15)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.

(16)	Incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Company on February 7, 2012.

(17)	Incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by the Company on June 7, 2012.

(18)	Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by the Company on August 29, 2012.

(19)	Incorporated by reference to Exhibit 10.19 to the Form 10-K filed by the Company on August 29, 2012.

(20)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 12, 2013.

(21)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 12, 2013.

(22)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on November 12, 2013.

(23)	Incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(24)	Incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(25)	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(26)	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(27)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on February 7, 2014.

(28)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on February 7, 2014.

(29)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 6, 2014.