Form 10-Q
period 2014-09-30
Towers Watson & Co.
filed 2014-11-05
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34594
___________________________________________________
TOWERS WATSON & CO.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	27-0676603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 N. Glebe Road Arlington, VA	22203
(Address of principal executive offices)	(zip code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2014, there were 69,936,264 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenue	$878,107	$809,939
Costs of providing services:
Salaries and employee benefits	533,528	500,419
Professional and subcontracted services	62,205	61,400
Occupancy	36,073	33,545
General and administrative expenses	75,434	68,769
Depreciation and amortization	44,869	43,385
	752,109	707,518
Income from operations	125,998	102,421

Interest income	1,063	529
Interest expense	(2,328)	(2,436)
Other non-operating income	831	38
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	125,564	100,552
Provision for income taxes	44,062	14,808
INCOME FROM CONTINUING OPERATIONS	81,502	85,744
Income from discontinued operations, net of tax of $- and $2,551, respectively	—	2,444
NET INCOME BEFORE NON-CONTROLLING INTERESTS	81,502	88,188
Less: Loss attributable to non-controlling interests	(56)	(26)
NET INCOME (attributable to common stockholders)	$81,558	$88,214
Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.16	$1.21
Income from discontinued operations	—	0.04
Net income	$1.16	$1.25
Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.16	$1.21
Income from discontinued operations	—	0.03
Net income	$1.16	$1.24

Dividends declared per share	$0.15	$—

Weighted average shares of common stock, basic (000)	70,182	70,801
Weighted average shares of common stock, diluted (000)	70,596	71,046
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income before non-controlling interests	$81,502	$88,188
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	(105,331)	70,910
Defined pension and post-retirement benefit costs	2,875	3,112
Hedge effectiveness	806	(1,018)
Available-for-sale securities	(128)	186
Other comprehensive (loss)/income before non-controlling interests	(101,778)	73,190
Comprehensive (loss)/income before non-controlling interests	(20,276)	161,378
Comprehensive loss attributable to non-controlling interest	(111)	(224)
Comprehensive (loss)/income (attributable to common stockholders)	$(20,165)	$161,602
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Cash and cash equivalents	$543,350	$727,849
Fiduciary assets	15,665	12,010
Short-term investments	130,340	122,761
Receivables from clients:
Billed, net of allowances of $11,082 and $8,075	464,158	507,213
Unbilled, at estimated net realizable value	326,168	314,020
	790,326	821,233
Other current assets	136,268	124,645
Total current assets	1,615,949	1,808,498
Fixed assets, net	373,699	374,444
Deferred income taxes	73,702	79,103
Goodwill	2,240,672	2,313,058
Intangible assets, net	629,026	657,293
Other assets	435,826	395,390
Total Assets	$5,368,874	$5,627,786
Liabilities
Accounts payable, accrued liabilities and deferred income	$356,071	$404,760
Employee-related liabilities	330,234	518,532
Fiduciary liabilities	15,665	12,010
Term loan - current	25,000	25,000
Other current liabilities	29,940	74,297
Total current liabilities	756,910	1,034,599
Revolving credit facility	135,000	—
Term loan	193,750	200,000
Accrued retirement benefits and other employee-related liabilities	717,497	768,024
Professional liability claims reserve	227,591	225,959
Other noncurrent liabilities	286,637	288,255
Total Liabilities	2,317,385	2,516,837
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 issued and 70,071,751 and 70,338,891 outstanding	746	746
Additional paid-in capital	1,855,365	1,849,119
Treasury stock, at cost — 4,480,910 and 4,213,770 shares	(321,104)	(286,182)
Retained earnings	1,793,977	1,722,927
Accumulated other comprehensive loss	(291,425)	(189,702)
Total Stockholders’ Equity	3,037,559	3,096,908
Non-controlling interest	13,930	14,041
Total Equity	3,051,489	3,110,949
Total Liabilities and Total Equity	$5,368,874	$5,627,786
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net income before non-controlling interests	$81,502	$88,188
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful receivables from clients	7,994	1,469
Depreciation	27,332	24,492
Amortization of intangible assets	17,537	19,330
Provision for deferred income taxes	25,893	48,796
Stock-based compensation	11,174	6,641
Other, net	975	797
Changes in operating assets and liabilities
Receivables from clients	(960)	40,636
Fiduciary assets	(3,655)	(1,913)
Other current assets	(24,418)	(4,264)
Other noncurrent assets	(4,240)	(567)
Accounts payable, accrued liabilities and deferred income	(59,649)	(17,790)
Employee-related liabilities	(173,084)	(233,084)
Fiduciary liabilities	3,655	1,913
Accrued retirement benefits and other employee-related liabilities	(65,744)	(75,548)
Professional liability claims reserves	4,995	(4,681)
Other current liabilities	5,255	1,787
Other noncurrent liabilities	(9,299)	(638)
Income tax related accounts	(50,445)	(47,428)
Cash flows used in operating activities	(205,182)	(151,864)
Cash flows (used in)/from investing activities:
Cash paid for business acquisitions	(1,255)	—
Fixed assets and software for internal use	(15,714)	(25,760)
Capitalized software costs	(17,900)	(10,408)
Purchases of held-to-maturity investments	(127,431)	—
Redemptions of held-to-maturity investments	107,330	—
Purchases of available-for-sale securities	(11)	(326)
Sales and redemptions of available-for-sale securities	11,721	54,580
Cash flows (used in)/from investing activities	(43,260)	18,086
Cash flows from financing activities:
Borrowings under credit facility	145,000	30,000
Repayments under credit facility	(10,000)	—
Repayments of notes payable	(6,250)	(6,250)
Cash paid on retention liabilities	(284)	—
Dividends paid	(9,723)	(613)
Repurchases of common stock	(37,350)	(80)
Payroll tax payments on vested shares	(10,363)	(6,965)
Excess tax benefits	4,229	9,065
Cash flows from financing activities	75,259	25,157
Effect of exchange rates on cash	(11,316)	638
Decrease in cash and cash equivalents	(184,499)	(107,983)
Cash and cash equivalents at beginning of period	727,849	532,805
Cash and cash equivalents at end of period	$543,350	$424,822

Supplemental disclosures:
Cash paid for interest	$809	$955
Cash paid for income taxes, net of refunds	$63,796	$12,172
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income/(loss)	—	—	—	—	—	—	88,214	—	(26)	88,188
Other comprehensive income/(loss)	—	—	—	—	—	—	—	73,388	(198)	73,190
Repurchases of common stock	—	—	—	—	—	(80)	—	—	—	(80)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(6,965)	—	—	—	(6,965)
Exercises of stock options	—	—	—	—	(2,553)	2,913	—	—	—	360
Vesting of restricted stock units	—	—	—	—	(21,214)	15,335	—	—	—	(5,879)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(613)	—	—	(613)
Excess tax benefits	—	—	—	—	9,065	—	—	—	—	9,065
Stock-based compensation	—	—	—	—	6,641	—	—	—	—	6,641
Balance as of September 30, 2013	69,178	$692	5,374	$54	$1,842,387	$(210,440)	$1,482,008	$(226,076)	$20,116	$2,908,741

Balance as of June 30, 2014	74,552	$746	—	$—	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949
Net income/(loss)	—	—	—	—	—	—	81,558	—	(56)	81,502
Other comprehensive loss	—	—	—	—	—	—	—	(101,723)	(55)	(101,778)
Repurchases of common stock	—	—	—	—	—	(37,350)	—	—	—	(37,350)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(6,672)	—	—	—	(6,672)
Exercises of stock options	—	—	—	—	(854)	854	—	—	—	—
Vesting of restricted stock units	—	—	—	—	(8,303)	8,246	—	—	—	(57)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(10,508)	—	—	(10,508)
Excess tax benefits	—	—	—	—	4,229	—	—	—	—	4,229
Stock-based compensation	—	—	—	—	11,174	—	—	—	—	11,174
Balance as of September 30, 2014	74,552	$746	—	$—	$1,855,365	$(321,104)	$1,793,977	$(291,425)	$13,930	$3,051,489
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation.
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the SEC on August 15, 2014, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. Balance sheet data as of June 30, 2014 was derived from Towers Watson’s audited financial statements.
Towers Watson was formed on January 1, 2010, upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”).
Our fiscal year 2015 began July 1, 2014 and ends June 30, 2015.
The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2015. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
As discussed further in Note 2 – Acquisitions and Divestitures, we have classified the operating results of our reinsurance and property and casualty insurance brokerage business as discontinued operations for all periods presented in our condensed consolidated statements of operations. This business was sold in November 2013.
Recent Accounting Pronouncements.
Not yet adopted
On May 28, 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update ("ASU") 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016, and early adoption is prohibited. The Company is currently evaluating the impact of adopting this provision.
On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The

Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.
Adopted
On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and, (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10, as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10, and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for annual periods that begin after December 15, 2013 and interim periods within those annual periods. Early adoption is prohibited. The Company has evaluated whether these funds continued to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08 and concluded that there were no changes to the Company's original assessments. Therefore, there is no impact to the Company's financial statements or disclosures.
Note 2 — Acquisitions and Divestitures.
Acquisitions
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a business focused on developing and delivering private benefit exchanges for active employees, for $204.3 million in cash and assumed equity awards valued at $8.0 million. See Note 11 for further information on the assumed stock options. The Liazon business became a new line of business, which complements our existing OneExchange offerings under the Exchange Solutions segment. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in both the Exchange Solutions segment and in our condensed consolidated financial statements.
We have recorded the tangible assets received, liabilities assumed, and the fair value of intangibles for Liazon. The intangibles included developed technology, valued at $34.3 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the technology intangible was developed using the multi-period excess earnings method valuation model. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. We also recorded a net deferred tax asset of $9.2 million. It was determined that total consideration was $212.3 million, and we recorded $172.9 million of goodwill related to the acquisition of Liazon.
Divestitures
Sale of our Brokerage business
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
The Company assessed the guidance under ASC 205 to determine if the Alliance Agreement or any other terms of the sale agreement constituted significant continuing direct cash flows or significant continuing involvement with the Brokerage business after the sale. The Company compared the cash flows expected to be recognized from the Brokerage business as a result of the continuation or migration of activities after the disposal transaction to the projected generation of cash flows by the Brokerage business that we could have expected absent the disposal transaction. Based on this analysis, the expected annual cash inflows or outflows related to the portion of revenues shared or commissions received or paid and software sales under the Alliance Agreement were each expected to represent approximately 1% or less of the annual revenues generated by our

Brokerage business operations prior to the disposal. This was deemed not significant. Actual results have been within the original expectations and continue to be not significant.
The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party through November 2018. These amounts were previously eliminated as intercompany transactions, and were $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which were prepaid as part of deal consideration or will be repaid by JLT over the next two years. The cash flows associated with these arrangements represented approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business did not preclude discontinued operations presentation, and the Company therefore classified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three months ended September 30, 2013:

Three Months Ended September 30, 2013
Revenue from discontinued operations	$41,198

Income from discontinued operations before taxes	4,995
Tax expense on discontinued operations	2,551
Net income from discontinued operations	$2,444
Only the fiduciary assets and liabilities associated with the European businesses were sold. North American fiduciary assets and liabilities have not been disposed of due to certain legal restrictions which do not permit the transfer of these assets and liabilities. The subsequent settlement of the North American fiduciary assets and liabilities was presented within the operating section of our statement of cash flows for the year ended June 30, 2014.
In addition to the stated $250 million cash consideration stipulated in the sale agreement, a purchase price adjustment of $31.4 million was paid to the Company by JLT representing the value of net assets transferred in the sale.
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at September 30, 2014 is carried at fair value on the accompanying consolidated balance sheets (see Note 5 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
The obligation for retention payments and certain other negotiated terms reduced total consideration received at close to $215.1 million. Total transaction and integration costs were approximately $6.4 million. We finalized the completion accounts and the purchase price adjustments during the third quarter of fiscal 2014. Our final pre-tax gain on the sale was $24.0 million. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business is not tax-deductible.
Note 3 — Investments.
Held-to-maturity - We hold held-to-maturity investments comprised of term deposits and certificates of deposits with original maturities greater than 90 days. As of September 30, 2014 and June 30, 2014, all held-to-maturity investments were included in short-term investments in the condensed consolidated balance sheet. Proceeds from maturities of held-to-maturity investments were $107.3 million during the three months ended September 30, 2014, resulting in immaterial realized gains. There were no proceeds from maturities of held-to-maturity investments during the three months ended September 30, 2013.
Available-for-sale - We hold available-for-sale securities that may be comprised of fixed income securities, equity securities and mutual funds / exchange-traded funds. Proceeds from sales and maturities of investments of available-for-sale securities during the three months ended September 30, 2014 were $11.7 million, resulting in immaterial gains. Proceeds from sales and maturities of investments of available-for-sale securities during the three months ended September 30, 2013 were $54.6 million, resulting in immaterial gains.
Additional information on the Company's investments is provided in the following table as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014				As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposits	$126,846	$—	$—	$126,846	$107,556	$—	$—	$107,556
Available-for-sale:
Equity securities	138	11	(8)	141	126	7	(3)	130
Mutual funds and exchange-traded funds	3,359	—	(6)	3,353	15,033	42	—	15,075
Total Short-Term Investments:	130,343	11	(14)	130,340	122,715	49	(3)	122,761
Other Assets:
Available-for-sale:
Mutual funds and exchange-traded funds	42,232	13	(323)	41,922	42,147	451	—	42,598
Total Investments in Other Assets	$42,232	$13	$(323)	$41,922	$42,147	$451	$—	$42,598
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase or Merger date. There were no material investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses for the three months ended September 30, 2014 was $20.3 million. The aggregate fair value of investments with unrealized losses for the fiscal year ended June 30, 2014 was immaterial.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2014	$1,290,789	$391,549	$113,862	$515,644	$1,214	$2,313,058
Goodwill related to acquisitions	—	—	—	(1,255)	—	(1,255)
Goodwill reallocated in segment restructuring	(54,052)	—	—	54,052	—	—
Translation adjustment	(49,871)	(16,957)	(4,303)	—	—	(71,131)
Balance as of September 30, 2014	$1,186,866	$374,592	$109,559	$568,441	$1,214	$2,240,672
Included in the Benefits and Exchange Solutions information is a $54.1 million preliminary reclassification of goodwill related to the segment reorganization, which was effective on July 1, 2014. See Note 13 for additional information regarding the segment reorganization.
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended September 30, 2014:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total
Balance as of June 30, 2014	$198,855	$75,827	$2,617	$277,299
Amortization	(11,451)	(6,086)	(237)	(17,774)
Translation adjustment	(4,715)	(275)	(15)	(5,005)
Balance as of September 30, 2014	$182,689	$69,466	$2,365	$254,520

For the three months ended September 30, 2014 and 2013, we recorded $17.5 million and $19.3 million, respectively, of amortization related to our intangible assets, exclusive of favorable lease agreements. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.
Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets was $374.5 million and $380.0 million as of September 30, 2014 and June 30, 2014, respectively. The change during the period was due to foreign currency translation.
Our acquired unfavorable lease liabilities were $9.4 million and $10.2 million as of September 30, 2014 and June 30, 2014, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the three months ended September 30, 2014 was comprised primarily of a reduction to rent expense of $0.8 million.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014		As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trade name	$520	$520	$520	$520
Customer related intangibles	379,403	196,748	391,201	192,346
Core/developed technology	175,180	105,714	175,948	100,121
Favorable lease agreements	6,428	4,063	6,488	3,871
Total finite-lived intangible assets	$561,531	$307,045	$574,157	$296,858

Unfavorable lease agreements	24,638	15,219	24,818	14,588
Total finite-lived intangible liabilities	$24,638	$15,219	$24,818	$14,588
Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2014 was 4.9 years.
The table below reflects the following for the remainder of fiscal 2015 and for subsequent fiscal years:
1) future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and
2) the rent offset resulting from the amortization of the net lease intangible assets and liabilities:

Fiscal year ending June 30,	Amortization	Rent (Offset) Expense
2015	$51,347	$(1,459)
2016	56,376	(1,568)
2017	52,168	(1,864)
2018	41,925	(1,981)
2019	27,138	(315)
Thereafter	23,167	133
Total	$252,121	$(7,054)

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
Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.
The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

	Fair Value Measurements on a Recurring Basis at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$141	$—	$—	$141
Mutual funds / exchange traded funds	45,275	—	—	45,275
Derivatives:
Foreign exchange forwards (a)	—	2,394	—	2,394
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	2,102	—	2,102
Contingent Liabilities:
Retention bonus liability (b)	—	—	19,730	19,730

	Fair Value Measurements on a Recurring Basis at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$130	$—	$—	$130
Mutual funds / exchange traded funds	57,673	—	—	57,673
Derivatives:
Foreign exchange forwards (a)	—	639	—	639
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	550	—	550
Contingent Liabilities:
Retention bonus liability (b)	—	—	19,998	19,998
_________________________

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

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2014, we recorded a loss of $1.2 million for instruments still held at September 30, 2014. For the three months ended September 30, 2013, we recorded a gain of $0.6 million for instruments still held at September 30, 2013. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at September 30, 2014 or 2013.
We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures include obtaining a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the pricing services. This understanding includes a review of the vendors’ Service Organization Controls report and, as necessary, discussions with valuation resources at the pricing services. We obtain the information necessary to assess the model, inputs and assumptions used to comply with U.S. GAAP, including disclosure requirements. Additional information related to the Company’s fair valuation process is included in our financial statements and the notes thereto as filed in our 2014 Annual Report on Form 10-K on August 15, 2014.
Transfers in and out of Level 1 and 2
There were no securities transferred between Level 1 and Level 2 for the three months ended September 30, 2014 or the year ended June 30, 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit-adjusted interest rate of 1.6% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 10.0%, which would have resulted in values of $19.9 million and $18.2 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $20.2 million and $19.1 million, respectively.

Fair Value Measurements using significant unobservable inputs (Level 3):
Beginning balance - June 30, 2014	$(19,998)
Payments	285
Unrealized gains/(losses)	(17)
Ending balance - September 30, 2014	$(19,730)
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of the forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At September 30, 2014, the longest outstanding maturity was 15 months. As of September 30, 2014, a net $1.5 million pretax gain was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized.
As of September 30, 2014 and June 30, 2014, we had cash flow and economic hedges with a notional value of $72.8 million and $49.5 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of September 30, 2014 and June 30, 2014 was an asset of $0.3 million and an asset of $0.1 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of September 30, 2014 and June 30, 2014 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		September 30, 2014	June 30, 2014		September 30, 2014	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,960	$618	Accounts payable, accrued liabilities and deferred income	$(453)	$(513)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	434	21	Accounts payable, accrued liabilities and deferred income	(1,649)	(37)
Total derivative assets (liabilities)		$2,394	$639		$(2,102)	$(550)
The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three months ended September 30, 2014 and 2013 are as follows:

	Gain/(loss) recognized in OCI (effective portion)		Location of (loss)/gain reclassified from OCI into income (effective portion)	(Loss)/gain reclassified from OCI into income (effective portion)		Location of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange forwards	$1,185	$(1,632)	General and administrative expenses	$(156)	$62	General and administrative expenses	$(28)	$1
Total	$1,185	$(1,632)		$(156)	$62		$(28)	$1
Included in the notional values above are $25.1 million and $24.2 million as of September 30, 2014 and June 30, 2014, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2014	2013
Foreign exchange forwards	General and administrative expenses	$(1,895)	$1,147
Total		$(1,895)	$1,147
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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	North America	Europe	North America	Europe
Service cost	$18,211	$3,373	$17,788	$2,965
Interest cost	34,630	10,435	35,354	9,847
Expected return on plan assets	(53,291)	(13,226)	(47,226)	(11,056)
Amortization of net loss	4,378	3,302	5,649	2,169
Amortization of prior service (credit)/cost	(2,095)	11	(2,095)	10
Net periodic benefit cost	$1,833	$3,895	$9,470	$3,935
The decrease in our North American pension expense was primarily driven by an increase in the expected return on assets. This higher expected return in fiscal year 2015 relates to larger pension asset values at the beginning of the fiscal year caused by favorable investment returns in fiscal year 2014.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Service cost	$321	$367
Interest cost	2,052	2,223
Expected return on plan assets	(24)	(28)
Amortization of net gain	(440)	(430)
Amortization of prior service credit	(1,726)	(1,752)
Net periodic benefit cost	$183	$380
Employer Contributions to Defined Benefit Pension Plans
The Company made $31.1 million in contributions to the North American plans during the first three months of fiscal year 2015, and anticipates making $5.2 million in contributions over the remainder of the fiscal year. The Company made $24.6 million in contributions to European plans during the first three months of fiscal year 2015, and anticipates making $24.0 million in contributions over the remainder of the fiscal year.
Defined Contribution Plans
The cost of the Company's contributions to the various U.S. defined contribution plans for the three months ended September 30, 2014 and 2013 amounted to $4.7 million and $6.0 million, respectively.
The cost of the Company's contributions to the various U.K defined contribution plans for the three months ended September 30, 2014 and 2013 amounted to $5.0 million and $5.8 million, respectively.
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

Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.39% and 1.43%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2014, we were in compliance with our covenants.
As of September 30, 2014, Towers Watson had borrowings of $135.0 million outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of September 30, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the three months ended September 30, 2014 and 2013 was 1.40% and 1.44%, respectively. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At September 30, 2014, the balance on the Term Loan was $218.8 million.
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
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remained in-force for the policy periods beginning July 1, 2011 and ending July 1, 2015. Our professional liability insurance includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2014, we had a $179.8 million IBNR liability balance, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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

The plaintiff class comprises current and former Teck employees who elected to transfer from the defined benefit pension plan to the defined contribution plan. As of October 23, 2014, the Company understands there to be 436 individuals in the class.
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
In a settlement agreement dated October 31, 2014, the Company, plaintiffs, and Teck agreed to resolve all claims in this litigation. The settlement agreement is subject to court approval. Based on all of the information to date, the Company believes that any loss beyond accrued amounts is unlikely.
City of Houston
On August 1, 2014, the City of Houston ("plaintiff") filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division.
In the complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by the Company's predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters' Relief and Retirement Fund (the "Fund"). Towers Perrin is stated to have acted in this capacity between "the early 1980s until 2002".
In particular, the complaint is critical of two reports allegedly issued by Towers Perrin — one in February 2000 and the other in April 2000 — containing actuarial valuations upon which plaintiff claims to have relied. Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff's financial burden, and without increasing plaintiff's rate of annual contributions to the Fund. The complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits, and to have constituted professional malpractice. Plaintiff asserts that, but for Towers Perrin's alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin's alleged "negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions."
Plaintiff seeks the award of actual damages, exemplary damages, special damages, attorney's fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.  Plaintiff has not yet quantified fully its asserted damages.  Given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations, and intends to defend the lawsuit vigorously.
On October 10, 2014, the Company filed a motion to dismiss plaintiff's entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. To date, no hearing on that motion has been scheduled.
British Coal Staff Superannuation Scheme
On September 4, 2014, Towers Watson Limited ("TWL"), a wholly-owned subsidiary of the Company, received a Letter of Claim (the "Demand Letter") on behalf of Coal Staff Superannuation Scheme Trustees Limited (the "Trustee"), trustee of the British Coal Staff Superannuation Scheme (the "Scheme").  The Demand Letter was sent under the Professional Negligence Pre-Action Protocol, a pre-action dispute resolution procedure which applies in England and Wales.
In the Demand Letter, it is asserted that the Trustee has a claim against TWL in respect of allegedly negligent investment consulting advice provided to it by Watson Wyatt Limited, in the United Kingdom, in particular with regard to a currency hedge that was implemented in connection with the Scheme’s investment of £250,000,000 in a Bluebay local currency emerging market debt fund in August 2008.  It is alleged that the currency hedge has caused a substantial loss to the Scheme, quantified at £47,500,000, for the period August 2008 to October 2012.

TWL is due to send a Letter of Response on or before December 23, 2014.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Note 9 — Variable Interest Entities.
Through our wholly owned subsidiaries we manage approximately $2.7 billion of assets in investment funds that are considered variable interest entities ("VIEs") and for which our management fee is considered a variable interest. In addition, some of the investments in these funds are held by the Company's retirement plans, which are considered related parties. We have determined that these funds qualify for the deferral to certain provisions of ASC Subtopic 810-10, Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds. In accordance with this deferral, we determine whether we consolidate the fund based on whether we absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected returns.
We are not the primary beneficiary and therefore do not consolidate any of the funds as of September 30, 2014 or June 30, 2014. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees (which are not material) and any potential increase to pension funding obligation due to losses incurred by the funds in which the Company's retirement plans are invested. The Company has no obligation to provide financial or other support to these VIEs, other than guarantees to provide the minimum statutorily-mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
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

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2014	$2,271	$144	$(79)	$65	$344	$(114)	$230	$(262,902)	$70,634	$(192,268)
Other comprehensive income/(loss) before reclassifications	(105,289)	1,185	(473)	712	(127)	42	(85)	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	156	(62)	94	(30)	—	(30)	3,580	(705)	2,875
Net current-period other comprehensive income/(loss)	(105,289)	1,341	(535)	806	(157)	42	(115)	3,580	(705)	2,875
As of September 30, 2014	$(103,018)	$1,485	$(614)	$871	$187	$(72)	$115	$(259,322)	$69,929	$(189,393)
________________________

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

Note 11 — Share-Based Compensation.
Restricted Stock Units
Executives and Employees
The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program (LTIP) and to provide key executives with a long-term stake in our success. RSUs are notional, non-

voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.
2015 LTIP. During the first quarter of fiscal year 2015, the Compensation Committee of the Board of Directors approved a grant of 76,202 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $100.02. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2014 to June 30, 2017, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that meet the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2014, we recorded $1.5 million of stock-based compensation related to these grants.
2014 LTIP. During the first quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved a grant of 62,651 RSUs to certain of our executive officers. During the third quarter of fiscal year 2014, the Compensation Committee of the Board of Directors approved an additional grant of 2,704 RSUs as a result of new executives being added to the plan. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant, which was between $105.90 and $110.70. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2013 to June 30, 2016, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2014 and 2013, we recorded $1.1 million and $1.2 million, respectively, of stock-based compensation related to these grants.
2013 LTIP. During the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors approved a grant of 121,075 RSUs to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant of $54.59. Between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period from July 1, 2012 to June 30, 2015, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we record the expense of their awards over the one year service period as performed. We will adjust the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2014 and 2013, we recorded $2.1 million and $0.8 million of stock based compensation expense related these grants, respectively.
2012 LTIP. During the fiscal year ended June 30, 2012, 86,188 RSUs were granted to certain of our executive officers. Awards were based on the value of the executive officer’s annual base salary and a multiplier, which was then converted into a target number of RSUs based on our closing stock price as of the date of grant which was between $63.73 and $63.94. Between 0% and 204% of the target number of RSUs vested based on the extent to which specified performance metrics were achieved over the three-year performance period from July 1, 2011 to June 30, 2014, subject to the executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. The Compensation Committee approved the grants and established adjusted EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For participants that met the requirement for qualified retirement, we recorded the expense of their awards over the one year service period as performed. We adjusted the stock-based compensation for their awards during the performance period based upon the level of performance achieved. For the three months ended September 30, 2014 and 2013, we recorded a reduction to expense of $1.1 million and expense of $0.5 million, respectively.

2014 ES LTIP. In August 2013, the Compensation Committee of the Board of Directors awarded 30,192 RSUs under the 2009 Plan to select executives of our Exchange Solutions segment with a grant date fair value of $91.43, based on our closing stock price. Between 0% and 240% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the two-year performance period from July 1, 2013 to June 30, 2015, subject to continued employment with us through the end of the performance period. The Compensation Committee approved the grants and established EBITDA margin and revenue growth during the performance period as the performance metrics for the awards. For the three months ended September 30, 2014 and 2013, we recorded $2.7 million and $0.4 million, respectively, of non-cash stock based compensation in the Exchange Solutions business segment.
Liazon RSUs. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested restricted stock units into 70,533 Towers Watson restricted stock units using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of these restricted stock units was calculated using the fair value share price of Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the 70,533 outstanding RSUs related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $5.7 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $2.1 million, and will be recorded over the future vesting periods. For the three months ended September 30, 2014, we recorded $0.3 million of non-cash stock based compensation.
Other RSUs. During the fiscal year ended June 30, 2014, 28,947 RSUs were granted to certain employees which vest in equal installments over a three-year period based on continued employment through the vesting period. Of those RSUs granted, 11,150 RSUs vested immediately. For the three months ended September 30, 2014, we recorded $0.7 million of stock-based compensation related to these grants.
2014 SEP. During the quarter ended September 30, 2014, 112,464 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $106.89, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2014, we recorded $1.9 million of non-cash stock based compensation related to these grants.
2013 SEP. During the quarter ended September 30, 2013, 131,286 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $91.43, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2014 and 2013, we recorded $0.7 million and $1.7 million, respectively, of non-cash stock based compensation related to these grants.
2012 SEP. During the quarter ended September 30, 2012, 147,503 RSUs were granted to certain employees under our Select Equity Plan with a grant date fair value of $53.93, based on our closing stock price. The RSUs vest annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2014 and 2013, we recorded $0.2 million and $0.5 million, respectively, of non-cash stock based compensation.
2011 SEP. During the quarter ended September 30, 2011, 577,191 RSUs were granted to certain employees under our Select Equity Plan, of which 288,595 were vested immediately in conjunction with our annual fiscal year 2011 performance bonus payments. The remaining 288,595 RSUs vested annually over a three-year period. We assumed a 5% forfeiture rate with these awards. For the three months ended September 30, 2013, we recorded $0.4 million of non-cash stock based compensation related to these grants. Upon final vesting during the three months ended September 30, 2014, a final adjustment was made to record actual forfeitures, which resulted in a reversal of expense of $0.2 million.
Outside Directors. The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors for service on the board of directors. During the three months ended September 30, 2014, 8,059 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2015. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2014. We recorded non-cash stock based compensation related to these awards of $0.4 million and $0.4 million, respectively, for the three months ended September 30, 2014 and 2013.
Stock Options
Liazon Options. In November 2013, in connection with the Liazon acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested employee stock options into 37,162 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Liazon options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 37,162 outstanding options relating to the pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $2.2 million, which was added to the transaction consideration. The fair value of the remaining portion of unvested options related to the post-acquisition employee service was $1.7 million, which will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.3 million for the three months ended September 30, 2014.
Extend Health Options. In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards was less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 377,614 outstanding options related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date was $11.2 million, which was added to the transaction consideration. The fair value of the remaining portion of the unvested options, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We recorded non-cash stock based compensation related to these awards of $0.1 million and $0.5 million, respectively, for the three months ended September 30, 2014 and 2013.
Note 12 — Income Taxes.
Provision for income taxes on continuing operations for the three months ended September 30, 2014 was $44.1 million, compared to $14.8 million for the three months ended September 30, 2013. The effective tax rate was 35.1% for the three months ended September 30, 2014 and 14.7% for the three months ended September 30, 2013. The prior year effective tax rate was lower due to income tax benefits on the release of uncertain tax positions of 16.7% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 3.6% in connection with the enacted statutory tax rate reduction in the U.K. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $35.3 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.
It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $4.8 million to $17.2 million, excluding interest and penalties.
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
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business, and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We have reclassified certain portions of the revenue (net of reimbursable expenses) and net operating income previously reflected in the Benefits segment in the quarterly filing for the three months ended September 30, 2013 to conform to the current segment alignment within Exchange Solutions. The reorganization had no impact on the Risk and Financial Services and Talent and Rewards segments.
The table below presents specified information about the continuing operations of the reported segments for the three months ended September 30, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$465,587	$148,026	$153,294	$86,282	$853,189
Net operating income	155,759	35,561	36,843	14,012	242,175
The table below presents specified information about the continuing operations of the reported segments for the three months ended September 30, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$431,255	$141,783	$153,569	$61,164	$787,771
Net operating income	129,538	22,487	44,064	14,456	210,545
The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Revenue:
Total segment revenue	$853,189	$787,771
Reimbursable expenses and other	24,918	22,168
Revenue	$878,107	$809,939
Net Operating Income:
Total segment net operating income	$242,175	$210,545
Differences in allocation methods (1)	15,712	9,986
Amortization of intangibles	(17,537)	(18,892)
Stock-based compensation (2)	(5,552)	(3,563)
Discretionary compensation	(92,364)	(76,122)
Payroll tax on discretionary compensation	(5,519)	(4,568)
Other, net	(10,917)	(14,965)
Income from operations	$125,998	$102,421
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

(2)
Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation, as well as LTIP awards granted to certain executives of our Exchange Solutions segment, which are included within the calculation of Exchange Solutions' net operating income.

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
At Towers Watson, we bring together professionals from around the world — experts in their areas of specialty — to deliver the perspectives that give organizations a clear path forward. We do this by offering consulting, technology and solutions and private exchanges in the areas of benefits, risk and capital management, and talent management and rewards.
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
Overview of Towers Watson
Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions, operating from 114 markets in 37 countries throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. Towers Watson employed approximately 15,000 and 14,800 full-time associates as of September 30, 2014 and June 30, 2014, respectively, in the following segments (amounts presented at June 30, 2014 have been adjusted from previously disclosed amounts to reflect the current segment organization which took effect on July 1, 2014):

	September 30, 2014	June 30, 2014
Benefits	6,700	6,600
Risk and Financial Services	2,000	2,000
Talent and Rewards	2,600	2,500
Exchange Solutions	1,300	1,300
Other	500	500
Business Services (incl. Corporate and field support)	1,900	1,900
Total associates	15,000	14,800
Segments
We provide services in four business segments: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions.
Benefits Segment. The Benefits segment is our largest business segment. For the three months ended September 30, 2014, the Benefits segment contributed 55% of our segment revenue. For the same period, approximately 40% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
The four lines of business within the Benefits segment are:

•
Retirement — This business provides actuarial and consulting services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. The Retirement business also helps clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security.

•
Health and Group Benefits — The Health and Group Benefits business provides plan management consulting across the full spectrum of health and group benefit programs, including health, dental, disability, life and other coverage.

•	Technology and Administration Solutions — This business provides pension outsourcing services to hundreds of clients across multiple industries.

•
International Consulting — To help multinational companies address the challenges of operating in the global marketplace, the International Consulting business provides expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries.

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
Risk and Financial Services Segment. The Risk and Financial Services segment, our second largest segment, accounted for 17% of our segment revenue for the three months ended September 30, 2014. Approximately 74% of the segment’s revenue for the three months ended September 30, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has two lines of business:

•	Risk Consulting and Software — This business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs.

•
Investment — The Investment business provides coordinated investment advice and solutions — based on our expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting, manager selection and investment execution — to some of the world’s largest pension funds and institutional investors.

The segment has a base of recurring revenue, driven by long-term client relationships in retainer investment consulting relationships, consulting services on financial reporting and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients which can fluctuate significantly based on demand and market factors, such as mergers and acquisitions activity in the insurance industry.

Talent and Rewards Segment. Our third largest segment, Talent and Rewards, accounted for approximately 18% of our segment revenue for the three months ended September 30, 2014. Approximately 42% of the segment’s revenue for the three months ended September 30, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has three lines of business:

•
Executive Compensation — This business advises clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits.

•
Rewards, Talent and Communication — This business offers a broad array of advisory services focused on designing and implementing Rewards and Talent Management programs and processes. These solutions help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.

•	Data, Surveys and Technology — This business provides benchmarking data, employee surveys and HR software to help companies administer and manage their talent management and reward programs.
Few of the segment’s projects have a recurring element. As a result, this segment is most sensitive to changes in discretionary spending due to cyclical economic fluctuations. Revenue for Talent and Rewards consulting has minimal seasonality, with a small degree of heightened activity in the last quarter of the fiscal year during the annual compensation, benefits and survey cycles.
Exchange Solutions Segment. Our fourth largest segment, Exchange Solutions, accounted for approximately 10% of our segment revenue for the three months ended September 30, 2014 and operates solely in the United States. On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. Therefore, beginning in fiscal year 2015, this segment has three lines of business:

•
Retiree & Access Exchanges — This business provides primary medical and ancillary benefit exchange services to retirees and pre-65 individuals through its proprietary 'group to individual' technology platform, which tightly integrates patented call routing technology, efficient quoting, an enrollment engine, a custom-developed Customer Relationship Management ("CRM") system and comprehensive insurance carrier connectivity.

•
Active Exchanges — This business is focused on delivering group benefit exchanges serving the active employees of virtually any employer across the United States. Using our proprietary BenefitConnect or Bright Choices exchange platforms, combined with our expertise in creating high-performing benefit plan designs, we believe we are well-positioned to help our clients simplify their benefits delivery, while lowering the total costs of benefits and related administration. We have relationships with more than 400 broker partners to access and service the small to mid-size group market and offer both fully-insured and self-insured exchanges to meet the needs of our employer clients.

•
Health and Welfare Administration — This business provides a complete suite of health and welfare outsourcing services to more than 100 clients across multiple industries. By combining our proprietary BenefitConnect technology platform with our disciplined approach to customer service, we can cost-effectively offer clients high-touch service.

A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment is seasonal, driven by the fact that we typically increase our membership levels significantly effective January 1. This results in revenues that are higher in the second half of the fiscal year than the first half of the fiscal year. Costs are also seasonal and tend to be higher during the first half of the fiscal year, because we deploy temporary resources to service the enrollment activity associated with our client’s January 1-effective transitions.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2015 (September 30, 2014) and as of the end of fiscal year 2014 (June 30, 2014), Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, Condensed Consolidated Statements of Other Comprehensive Income for the three months ended September 30, 2014 and 2013, Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 and Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2014 and 2013.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the three months ended September 30, 2014 and the fiscal years ended June 30, 2014 and 2013. For the three months ended September 30, 2014 and for the fiscal year ended June 30, 2014, the information provided excludes the Brokerage business, which was sold in November 2013.

	Three Months Ended	Fiscal Year
	September 30, 2014	2014	2013
United States	58%	53%	53%
United Kingdom	20	20	22
Canada	5	6	6
Germany	4	5	4
Netherlands	2	2	2
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
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses. We compensate our directors and select executive officers and associates with incentive non-cash stock-based compensation awards which generally vest equally over three years. We use a graded vesting expense methodology that assumes the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years, giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock.
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
Critical Accounting Policies and Estimates
There are no material changes from the Critical Accounting Policies and Estimates as previously disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014.

Results of Operations
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2014		2013
Revenue	$878,107	100%	$809,939	100%
Costs of providing services:
Salaries and employee benefits	533,528	61%	500,419	62%
Professional and subcontracted services	62,205	7%	61,400	8%
Occupancy	36,073	4%	33,545	4%
General and administrative expenses	75,434	9%	68,769	8%
Depreciation and amortization	44,869	5%	43,385	5%
	752,109	86%	707,518	87%
Income from operations	125,998	14%	102,421	13%
Interest income	1,063	—	529	—
Interest expense	(2,328)	—	(2,436)	—
Other non-operating income	831	—	38	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	125,564	14%	100,552	12%
Provision for income taxes	44,062	5%	14,808	2%
INCOME FROM CONTINUING OPERATIONS	81,502	9%	85,744	11%
Income from discontinued operations, net of tax of $- and $2,551, respectively	—	—	2,444	—%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	81,502	9%	88,188	11%
Less: Loss attributable to non-controlling interests	(56)	—	(26)	—
NET INCOME (attributable to common stockholders)	$81,558	9%	$88,214	11%
Results of Operations for the Three Months Ended September 30, 2014
Compared to the Three Months Ended September 30, 2013
Revenue
Revenue for the three months ended September 30, 2014 was $878.1 million compared to $809.9 million for the three months ended September 30, 2013, an increase of $68.2 million, or 8.4%. This growth in revenue was primarily driven by our Benefits and Exchange Solutions segments. The Benefits segment contributed in the areas of bulk lump sum, healthcare consulting and pension administration, while our Exchange Solutions segment had strong off-cycle enrollments and health and welfare administration.
The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6693 for the first quarter of fiscal 2015 compared to 1.5519 for the first quarter of fiscal year 2014, and the average exchange rate used to translate our revenues earned in Euros was 1.3251 for the first quarter of fiscal year 2015 compared to 1.3257 for the first quarter of fiscal 2014. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. Segment results are presented both on a reported basis and on a constant currency basis. Line of business results are presented only on a constant currency basis.
A comparison of segment revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflects the results of the segment reorganization which took place on July 1, 2014, and is as follows:

•
Benefits revenue was $465.6 million for the first quarter of fiscal year 2015, compared to $431.3 million for the first quarter of fiscal year 2014, an increase of 8%. On a constant currency basis, our Benefits segment revenue grew 7%. Revenue from our Retirement business, which makes up a majority of the segment, increased 6%. The growth was primarily due to an increase in bulk lump sum work in the Americas region. The bulk lump sum work is not expected to continue indefinitely. Our Health and Group Benefits business had a 7% revenue increase due to new plan management work in the Americas. Our Technology and Administration Solutions business experienced 20% revenue growth due to bulk lump sum and increased project activity across all regions. Our International business experienced a $1.4 million, or 9%, revenue decline, reflecting a strong comparable from the first quarter of fiscal year 2014.

•
Risk and Financial Services revenue was $148.0 million for the first quarter of fiscal year 2015, compared to $141.8 million for the first quarter of fiscal year 2014, an increase of 4%. On a constant currency basis, our Risk and Financial Services segment revenue increased 1%. Our Risk Consulting and Software business revenue increased 5%, due to the support of recurring software sales and growth in EMEA. The growth in EMEA was due to continued market stabilization, and better project-management, coupled with increased utilization following the restructuring in fiscal year 2014. Our Investment business experienced a 4% revenue decline, reflecting a strong comparable from the first quarter of fiscal year 2014 which had higher than normal project work and performance fees. Also, the Investment business in Canada and EMEA experienced softness in the current quarter. The softness in EMEA is expected to be a timing issue.

•
Talent and Rewards revenue was $153.3 million for the first quarter of fiscal year 2015, compared to $153.6 million for the first quarter of fiscal year 2014. On a constant currency basis, Talent and Rewards revenue was flat. Our Executive Compensation business revenue grew by 10%, with growth in all regions due to an increase in M&A projects and success in targeted industries. Rewards, Talent and Communication revenue, which is primarily project oriented, decreased 1%, primarily due to an increase in work on OneExchange projects in the Americas. Revenue for these projects is typically deferred until later in the fiscal year, driven by the underlying revenue recognition of the Active or Retiree arrangement. Data, Surveys and Technology business revenue decreased 4% primarily due to the timing of survey delivery between our first and second fiscal quarters. Also, this business had a strong comparable period from the first quarter of fiscal year 2014 overall, which included increased demand for software implementations and employee engagement surveys.

•
Exchange Solutions revenue was $86.3 million for the first quarter of fiscal year 2015, compared to $61.2 million for the first quarter of fiscal year 2014, an increase of 41%. Exchange Solutions revenue is entirely denominated in U.S. dollars. Our Retiree and Access Exchanges revenue increased 49%. Revenues for this business are recognized over the related policy year and as such, the increase in the first quarter of fiscal year 2015 is driven by strong annual and off-cycle enrollments in the prior year. Health and Welfare Administration grew 16% due to client wins in the prior year which had not yet gone-live in the first quarter of fiscal year 2014. The majority of the go-live dates for these clients occurred between January 2014 and August 2014. Revenue from our Active Exchanges grew $3.8 million and were first recognized with the acquisition of Liazon in November 2013. As of September 30, 2014, we had approximately 720,000 enrolled retirees/employees, which equates to approximately 800,000 covered lives, in OneExchange.

Salaries and Employee Benefits
Salaries and employee benefits were $533.5 million for the first quarter of fiscal year 2015, an increase of $33.1 million, or 7%, compared to $500.4 million for the first quarter of fiscal year 2014. We experienced a $17.8 million increase in salaries and wage related taxes for the first quarter of fiscal year 2015. The increase was driven by our adding personnel in high growth areas of our business coupled with annual salary increases. Our discretionary compensation is based on profitability and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the first quarter of fiscal year 2015 increased $17.2 million compared to the first quarter of fiscal year 2014. As a percentage of revenue, salaries and employee benefits were 61% for the first quarter of fiscal year 2015, compared to 62% for the first quarter of fiscal year 2014.
Professional and Subcontracted Services
Professional and subcontracted services for the first quarter of fiscal year 2015 were $62.2 million, compared to $61.4 million for the first quarter of fiscal year 2014, an increase of $0.8 million, or 1%. As a percentage of revenue, professional and subcontracted services were 7% for the first quarter of fiscal year 2015 compared to 8% for the first quarter of fiscal year 2014.
Occupancy
Occupancy expenses were $36.1 million and $33.5 million for the first quarters of fiscal years 2015 and 2014, respectively. As a percentage of revenue, occupancy expenses were 4% for the first quarters of fiscal years 2015 and 2014. The increase in occupancy expenses primarily relates to the expansion of call center space used in our OneExchange and outsourced administration businesses.
General and Administrative
General and administrative expenses for the first quarter of fiscal year 2015 were $75.4 million, compared to $68.8 million for the first quarter of fiscal year 2014, an increase of $6.7 million, or 10%. The increase was primarily driven by the current year additional layer of IBNR reserve, which is a component of our total professional liability claims reserve, as compared to the prior year expense, which included reductions due to favorable claims experience. As a percentage of revenue, general and administrative expenses were 9% and 8% for the first quarters of fiscal 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expenses for the first quarter of fiscal year 2015 were $44.9 million, compared to $43.4 million for the first quarter of fiscal year 2014, an increase of $1.5 million, or 3%. The increase was primarily driven by the additional amortization of two internally developed software applications released in the second half of fiscal year 2014. The releases included Talent|REWARD 8.0, a product which we host and is used by our clients, and IAP 2.0, an employee survey software tool which is used by our associates as part of their consulting work. As a percentage of revenue, depreciation and amortization expenses were 5% for the first quarters of fiscal years 2015 and 2014.
Provision for Income Taxes
Provision for income taxes on continuing operations for the first quarter of fiscal 2015 was $44.1 million, compared to $14.8 million for the first quarter of fiscal year 2014. The effective tax rate was 35.1% for the first quarter of fiscal 2015 and 14.7% for the first quarter of fiscal 2014. The prior year effective tax rate was lower due to income tax benefits on the release of uncertain tax positions of 16.7% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 3.6% in connection with the enacted statutory tax rate reduction in the U.K.
Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
Income from Discontinued Operations, net of income tax
Income from discontinued operations for the three months ended September 30, 2013 was $2.4 million. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During our second quarter, we closed on the sale of the business to JLT. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three months ended September 30, 2013:

Three Months Ended September 30, 2013
Revenue from discontinued operations	$41,198

Income from discontinued operations before taxes	4,995
Tax expense on discontinued operations	2,551
Net income from discontinued operations	$2,444
Net Income (attributable to common stockholders)
Net income for the first quarter of fiscal year 2015 was $81.6 million, compared to $88.2 million for the first quarter of fiscal year 2014.
Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for the first quarter of fiscal year 2015 was $1.16, compared to $1.24 for the first quarter of fiscal year 2014.
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
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2014 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation, or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at September 30, 2014 totaled $543.4 million, compared to $727.8 million at June 30, 2014. The decrease in cash from June 30, 2014 to September 30, 2014 was primarily due to the payment of year end bonuses and pension contributions and benefit payments, offset by borrowings from our Senior Credit Facility.
Short-term investments at September 30, 2014 totaled $130.3 million, compared to $122.8 million at June 30, 2014. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits that have been classified as short-term.
Cash and cash equivalents and short-term investments include $26.1 million and $3.4 million, respectively, from the consolidated balance sheets of PCIC and SMIC, which are available for payment of professional liability claims reserves. Additionally, we had fiduciary assets totaling $15.7 million at September 30, 2014, which are related to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients, and are not available for general use by the Company. Adjusting for these items, we had a net $517.3 million of cash and $126.9 million of short-term investments that were available for our general use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2014, $482.9 million of Towers Watson’s total cash and cash equivalents balance of $543.4 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.
Cash Flows Used In Operating Activities.
Cash flows used in operating activities were $205.2 million for the three months ended September 30, 2014, compared to cash flows used in operating activities of $151.9 million for the three months ended September 30, 2013.
The significant source of cash provided by operating activities during the three months ended September 30, 2014 and September 30, 2013 were provided by cash collections from customers, totaling $854.5 million and $847.0 million, respectively.
In addition to the normal funding of our operations, the primary uses of cash from operating activities during the three months ended September 30, 2014 and 2013 related to the annual payout of the bonus as well as the payment of pension contributions to our qualified plans or benefit payments made through our non-qualified plans. In the three months ended September 30, 2014, we also made an additional $51.6 million in tax payments than in the comparative prior period. These additional payments were largely driven by the taxable gain recognized in connection with the sale of our Brokerage business to JLT in November 2013. Our bonus payment made in the first quarter of fiscal year 2015 decreased from the payment made in the first quarter of fiscal year 2014 by $54.4 million. Pension payments were $74.3 million and $93.9 million, respectively, for the three months ended September 30, 2014 and 2013. Remaining contributions or benefit payments to our various pension plans for fiscal year 2015 are projected to be approximately $77.3 million.
The allowance for doubtful accounts increased $3.0 million from June 30, 2014 to September 30, 2014. The number of days of sales outstanding decreased to 77 days at September 30, 2014, compared to 80 days at June 30, 2014. Our working capital increased from June 30, 2014 by $85.1 million to $859.0 million at September 30, 2014.

Cash Flows (Used In)/From Investing Activities.
Cash flows used in investing activities for the three months ended September 30, 2014 were $43.3 million, driven by $33.6 million in fixed asset purchases and capitalized costs of developing internal and external facing software and the $20.1 million net purchase resulting from the redemption and repurchase of held-to-maturity investments. These cash outflows were offset by proceeds resulting from the sale or redemption of $11.7 million of available-for-sale securities.
Cash flows from investing activities of $18.1 million for the three months ended September 30, 2013 were driven by proceeds resulting from the sale or redemption of $54.6 million of available-for-sale securities. These cash inflows were offset by $36.2 million in fixed asset purchases and capitalized costs of developing internal and external facing software.
Cash Flows From Financing Activities.
Cash flows from financing activities for the three months ended September 30, 2014 were $75.3 million. The primary drivers during the period were $135.0 million in net borrowings on our Senior Credit Facility offset by a $6.3 million repayment on our Term Loan. In addition to the net cash inflows from our borrowings, we paid $9.7 million in dividends and spent $37.4 million to repurchase shares under our repurchase authorizations. During the three months ended September 30, 2014, the average outstanding balance on our Senior Credit Facility was $22.9 million, and the largest outstanding balance was $145.0 million.
Cash flows from financing activities were $25.2 million for the three months ended September 30, 2013, primarily driven by $30.0 million in borrowings on our Senior Credit Facility, offset by a repayment on our Term Loan of $6.3 million. During the three months ended September 30, 2013, the average outstanding balance on our Senior Credit Facility was $5.5 million, and the largest outstanding balance was $30.0 million.
Share Repurchase Program
The Towers Watson Board of Directors has authorized the Company to periodically repurchase shares of common stock under distinct sets of authority. Prior to August 22, 2014, there were two sets of authority.
The purpose of the first authority was to offset the dilutive effect of issuance of shares under the Company’s equity-based compensation plans (“Dilution”) and was approved for the repurchase of up to 1,750,000 shares of our Class A Common Stock to offset Dilution. The purpose of the second authority was to purchase up to $150 million of the Company’s Class A Common Stock outside of the anti-dilutive authorization.
On August 22, 2014, the Board of Directors replaced the first and second stock repurchase authorities with a combined repurchase authorization. Under this new authority, the Company is authorized to repurchase up to $300 million of the Company’s Class A Common Stock to cover all stock repurchase objectives. There is no expiration date for the new repurchase authority.
During the quarters ended September 30, 2014 and 2013, the Company had the following share repurchase activity:

	Three Months Ended September 30,
	2014		2013
Shares repurchased	352,877		—
Average price per share	$105.83		—
Aggregate repurchase cost (excluding broker commissions)	$37.3	million	—
As of September 30, 2014, $284.9 million remained available for the repurchase of shares under the $300 million authority.
Capital Commitments
Capital expenditures were $15.7 million for the first three months of fiscal year 2015. Anticipated commitments of capital funds are estimated to be around $80.0 million to $100.0 million for the 2015 fiscal year. We expect cash from operations to adequately provide for these cash needs.
Dividends
During August 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share, which was paid in October 2014. Total dividends paid in the three months ended September 30, 2014 were $9.7 million. There were no dividends paid in the three months ended September 30, 2013, because we accelerated the payment of all calendar year 2013 dividends in December 2012.

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
Indebtedness
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.39% and 1.43%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2014, we were in compliance with our covenants.
As of September 30, 2014, Towers Watson had $135.0 million outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of September 30, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the three months ended September 30, 2014 and 2013 was 1.40% and 1.44%, respectively. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At September 30, 2014, the balance on the Term Loan was $218.8 million.
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
Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures:

(1) Adjusted EBITDA, (2) Adjusted Diluted Earnings Per Share from continuing operations, (3) Adjusted income from continuing operations (attributable to common stockholders) and (4) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
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
Adjusted EBITDA is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, and other non-operating income excluding income from variable interest entity.
A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$81,558	$88,214
Less: Income from discontinued operations, net of tax	—	2,444
Income from continuing operations (attributable to common stockholders)	81,558	85,770
Provision for income taxes	44,062	14,808
Interest, net	1,265	1,907
Depreciation and amortization	44,869	43,385
Other non-operating income	(831)	(38)
Adjusted EBITDA	$170,923	$145,832
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

A reconciliation of Net income (attributable to common stockholders) to Adjusted diluted earnings per share is as follows:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$81,558	$88,214
Less: Income from discontinued operations, net of tax	—	2,444
Income from continuing operations (attributable to common stockholders)	81,558	85,770
Adjusted for certain acquisition related items (a):
Amortization of intangible assets	11,383	16,110
Adjusted Income from continuing operations	$92,941	$101,880
Weighted average shares of common stock — diluted (000)	70,596	71,046
Diluted earnings per share, as reported from continuing operations	$1.16	$1.21
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.16	0.22
Adjusted diluted earnings per share from continuing operations	$1.32	$1.43
 ________________________

(a)
The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 35.1% and 14.7% for the three months ended September 30, 2014 and 2013, respectively.

Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A reconciliation of Free Cash Flow to cash flows from operating activities is as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows used in operating activities	$(205,182)	$(151,864)
Less: Fixed assets and software for internal use	15,714	25,760
Free Cash Out Flow	$(220,896)	$(177,624)
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2014, we had a $179.8 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings; Management’s Discussion and Analysis of Financial Condition and Results of Operations; Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

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
and other factors as discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.
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

Foreign Currency Risk
For the three months ended September 30, 2014, 42% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2014, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a increase in net income (attributable to common stockholders) of $6.6 million, or 8%, for the three months ended September 30, 2014. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8, Debt, Commitments and Contingent Liabilities, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2014.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014. We urge you to read the risk factors contained in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under distinct sets of authority. Prior to August 22, 2014, there were two sets of authority.
The purpose of the first authority was to offset the dilutive effect of issuance of shares under the Company’s equity based compensation plans (“Dilution”) and was approved for the repurchase of up to 1,750,000 shares of our Class A Common Stock to offset Dilution. During the quarter ended September 30, 2014, the Company repurchased 211,000 shares of Class A Common Stock under the Dilution authority. The final unused authority prior to August 22, 2014 was 216,189 shares.
The purpose of the second authority was to purchase up to $150 million of the Company’s Class A Common Stock outside of the anti-dilutive authorization. During the quarter ended September 30, 2014, the Company repurchased no shares of Class A Common Stock under the second authority and the final unused authority prior to August 22, 2014 was unchanged from June 30, 2014 at $70.5 million.
On August 22, 2014, the Board of Directors replaced the first and second stock repurchase authorities with a combined repurchase authorization. Under this new authority, the Company is authorized to repurchase up to $300 million of the Company’s Class A Common Stock to cover all stock repurchase objectives. There are no expiration dates for the new repurchase authority. During the quarter ended September 30, 2014, the Company repurchased 141,877 shares of Class A Common Stock under the new authority, and $284.9 million remained available for repurchase of shares at that date.
The table below presents specified information about the Company’s Class A Common Stock repurchases in the first quarter of fiscal year 2015 and the Company’s repurchase authorities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2014 through July 31, 2014	127,600	$104.64	127,600	990,376
August 1, 2014 through August 31, 2014	118,200	107.08	118,200	2,897,664
September 1, 2014 through September 30, 2014	107,077	105.85	107,077	2,862,864
	352,877	105.83	352,877	2,862,864
 ________________________

(a)
The maximum number of shares that may yet be purchased under the existing stock repurchase plans is 2,862,864. An estimate of the maximum number of shares under the repurchase of up to $300 million was determined using the closing price of our stock on September 30, 2014 of $99.50.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Towers Watson & Co. (1)
10.1	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors.* **
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1
Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2013 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements*.

_________________________
*    Filed or furnished herewith.
**    Designates management contracts and compensation plans.
(1)    Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 28, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		November 5, 2014
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		November 5, 2014
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		November 5, 2014
Name:	Michael M. Thomson	Date
Title:	Controller (Principal Accounting Officer)