Form 10-Q
period 2014-12-31
Towers Watson & Co.
filed 2015-02-05
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2015, there were 69,568,719 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue	$957,922	$888,155	$1,836,029	$1,698,094
Costs of providing services:
Salaries and employee benefits	556,319	526,731	1,089,847	1,027,150
Professional and subcontracted services	71,630	69,074	133,835	130,474
Occupancy	36,756	34,782	72,829	68,327
General and administrative expenses	82,100	85,038	157,534	153,807
Depreciation and amortization	44,107	43,296	88,976	86,681
Transaction and integration expenses	—	808	—	808
	790,912	759,729	1,543,021	1,467,247
Income from operations	167,010	128,426	293,008	230,847

Interest income	894	560	1,957	1,089
Interest expense	(2,186)	(2,027)	(4,514)	(4,463)
Other non-operating income	34	5,652	865	5,690
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	165,752	132,611	291,316	233,163
Provision for income taxes	55,372	42,283	99,434	57,091
INCOME FROM CONTINUING OPERATIONS	110,380	90,328	191,882	176,072
(Loss)/income from discontinued operations, net of tax of $0, $38,286, $0, and $40,837	—	(403)	—	2,041
NET INCOME BEFORE NON-CONTROLLING INTERESTS	110,380	89,925	191,882	178,113
Less: Income attributable to non-controlling interests	204	3,737	148	3,711
NET INCOME (attributable to common stockholders)	$110,176	$86,188	$191,734	$174,402
Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.58	$1.22	$2.74	$2.43
Income from discontinued operations	—	—	—	0.03
Net income	$1.58	$1.22	$2.74	$2.46
Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.57	$1.21	$2.72	$2.42
Income from discontinued operations	—	—	—	0.03
Net income	$1.57	$1.21	$2.72	$2.45

Dividends declared per share	$0.15	$0.14	$0.30	$0.14

Weighted average shares of common stock, basic (000)	69,875	70,809	70,029	70,805
Weighted average shares of common stock, diluted (000)	70,262	71,213	70,429	71,130
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income before non-controlling interests	$110,380	$89,925	$191,882	$178,113
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	(79,502)	17,825	(184,833)	88,735
Defined pension and post-retirement benefit costs	2,844	3,419	5,719	6,531
Hedge effectiveness	92	(12)	898	(1,030)
Available-for-sale securities	(107)	36	(235)	222
Other comprehensive (loss)/income before non-controlling interests	(76,673)	21,268	(178,451)	94,458
Comprehensive income before non-controlling interests	33,707	111,193	13,431	272,571
Comprehensive (loss)/income attributable to non-controlling interest	(288)	3,321	(399)	3,097
Comprehensive income (attributable to common stockholders)	$33,995	$107,872	$13,830	$269,474
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Cash and cash equivalents	$621,391	$727,849
Fiduciary assets	19,793	12,010
Short-term investments	45,438	122,761
Receivables from clients:
Billed, net of allowances of $9,977 and $8,075	539,738	507,213
Unbilled, at estimated net realizable value	308,243	314,020
	847,981	821,233
Other current assets	126,833	124,645
Total current assets	1,661,436	1,808,498
Fixed assets, net	375,210	374,444
Deferred income taxes	63,439	79,103
Goodwill	2,192,431	2,313,058
Intangible assets, net	604,518	657,293
Other assets	439,852	395,390
Total Assets	$5,336,886	$5,627,786
Liabilities
Accounts payable, accrued liabilities and deferred income	$378,502	$404,760
Employee-related liabilities	386,450	518,532
Fiduciary liabilities	19,793	12,010
Term loan - current	25,000	25,000
Other current liabilities	39,996	74,297
Total current liabilities	849,741	1,034,599
Revolving credit facility	50,000	—
Term loan	187,500	200,000
Accrued retirement benefits and other employee-related liabilities	699,857	768,024
Professional liability claims reserve	235,554	225,959
Other noncurrent liabilities	271,008	288,255
Total Liabilities	2,293,660	2,516,837
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 issued and 69,699,937 and 70,338,891 outstanding	746	746
Additional paid-in capital	1,865,888	1,849,119
Treasury stock, at cost — 4,852,724 and 4,213,770 shares	(362,989)	(286,182)
Retained earnings	1,893,545	1,722,927
Accumulated other comprehensive loss	(367,606)	(189,702)
Total Stockholders’ Equity	3,029,584	3,096,908
Non-controlling interest	13,642	14,041
Total Equity	3,043,226	3,110,949
Total Liabilities and Total Equity	$5,336,886	$5,627,786
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from/(used in) operating activities:
Net income before non-controlling interests	$191,882	$178,113
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Provision for doubtful receivables from clients	11,157	566
Depreciation	54,160	49,097
Amortization of intangible assets	34,816	38,022
Gain on sale of discontinued operations, pretax	—	(18,480)
Provision for deferred income taxes	24,569	51,276
Stock-based compensation	18,414	11,509
Other, net	535	(1,619)
Changes in operating assets and liabilities
Receivables from clients	(76,970)	47,340
Fiduciary assets	(7,783)	110,743
Other current assets	(15,117)	(858)
Other noncurrent assets	717	(5,139)
Accounts payable, accrued liabilities and deferred income	(31,885)	(44,160)
Employee-related liabilities	(104,651)	(224,683)
Fiduciary liabilities	7,783	(110,743)
Accrued retirement benefits and other employee-related liabilities	(78,919)	(104,386)
Professional liability claims reserves	15,427	2,887
Other current liabilities	14,682	(762)
Other noncurrent liabilities	(18,528)	(256)
Income tax related accounts	(38,389)	1,599
Cash flows from/(used) in operating activities	1,900	(19,934)
Cash flows from/(used in) investing activities:
Cash paid for business acquisitions	(1,255)	(210,814)
Cash transferred with discontinued operations	—	(25,066)
Proceeds from discontinued operations	—	256,953
Cash acquired from business acquisitions	—	3,949
Fixed assets and software for internal use	(33,113)	(38,566)
Capitalized software costs	(33,507)	(23,327)
Purchases of investments of consolidated variable interest entity	—	(50,510)
Purchases of held-to-maturity investments	(155,927)	—
Redemptions of held-to-maturity investments	214,510	—
Purchases of available-for-sale securities	(1,677)	(31,779)
Sales and redemptions of available-for-sale securities	11,734	56,580
Cash flows from/(used in) investing activities	765	(62,580)
Cash flows (used in)/from financing activities:
Borrowings under credit facility	275,000	144,100
Repayments under credit facility	(225,000)	(109,100)
Repayments of notes payable	(12,500)	(12,500)
Cash received from consolidated variable interest entity	—	50,510
Contingent retention liability	—	21,746
Cash paid on retention liability	(10,338)	(1,939)
Dividends paid	(20,204)	(613)
Repurchases of common stock	(81,410)	(40,533)
Payroll tax payments on vested shares	(10,833)	(7,457)
Excess tax benefits	4,618	9,800
Cash flows (used in)/from financing activities	(80,667)	54,014
Effect of exchange rates on cash	(28,456)	7,638
Decrease in cash and cash equivalents	(106,458)	(20,862)
Cash and cash equivalents at beginning of period	727,849	532,805
Cash and cash equivalents at end of period	$621,391	$511,943

Supplemental disclosures:
Cash paid for interest	$1,956	$1,931
Cash paid for income taxes, net of refunds	$104,927	$40,814
Transfers into consolidated investment funds	$—	$223,212
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income/(loss)	—	—	—	—	—	—	174,402	—	3,711	178,113
Other comprehensive income/(loss)	—	—	—	—	—	—	—	95,072	(614)	94,458
Repurchases of common stock	—	—	—	—	—	(40,533)	—	—	—	(40,533)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(7,457)	—	—	—	(7,457)
Exercises of stock options	—	—	—	—	(3,443)	3,908	—	—	—	465
Vesting of restricted stock units	—	—	—	—	(24,128)	16,928	—	—	—	(7,200)
Acquisitions	—	—	—	—	6,717	—	—	—	(6,297)	420
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	273,722	273,722
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(10,499)	—	—	(10,499)
Excess tax benefits	—	—	—	—	9,800	—	—	—	—	9,800
Stock-based compensation	—	—	—	—	12,546	—	—	—	—	12,546
Balance as of December 31, 2013	69,178	$692	5,374	$54	$1,851,940	$(248,797)	$1,558,310	$(204,392)	$290,862	$3,248,669

Balance as of June 30, 2014	74,552	$746	—	$—	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949
Net income	—	—	—	—	—	—	191,734	—	148	191,882
Other comprehensive loss	—	—	—	—	—	—	—	(177,904)	(547)	(178,451)
Repurchases of common stock	—	—	—	—	—	(81,410)	—	—	—	(81,410)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(6,675)	—	—	—	(6,675)
Exercises of stock options	—	—	—	—	(2,298)	2,354	—	—	—	56
Vesting of restricted stock units	—	—	—	—	(3,965)	8,924	—	—	—	4,959
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(21,116)	—	—	(21,116)
Excess tax benefits	—	—	—	—	4,618	—	—	—	—	4,618
Stock-based compensation	—	—	—	—	18,414	—	—	—	—	18,414
Balance as of December 31, 2014	74,552	$746	—	$—	$1,865,888	$(362,989)	$1,893,545	$(367,606)	$13,642	$3,043,226
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
Our fiscal year 2015 began July 1, 2014 and ends June 30, 2015.
The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2015. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
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

Adopted
On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria an entity would need to meet to qualify as an investment company under Accounting Standards Codification ("ASC") 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and, (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10, as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10, and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for annual periods that begin after December 15, 2013 and interim periods within those annual periods. Early adoption is prohibited. The Company has evaluated whether these funds continued to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08 and concluded that there were no changes to the Company's original assessments. Therefore, there is no impact to the Company's financial statements or disclosures.
Note 2 — Acquisitions and Divestitures.
Acquisitions
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a business focused on developing and delivering private benefit exchanges for active employees, for $204.3 million in cash and assumed equity awards valued at $8.0 million. See Note 11 for further information on the assumed equity awards. The Liazon business became a new line of business, which complements our existing OneExchange offerings under the Exchange Solutions segment. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in both the Exchange Solutions segment and in our condensed consolidated financial statements.
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
Divestitures
Sale of our Brokerage business
On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage (“Brokerage”) business to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The Brokerage business was a component of our Risk and Financial Services segment. The sale closed during our second quarter of fiscal year 2014. We divested this business as part of our strategy to focus on other areas of the business. We continue to focus on risk consulting, software and other services for the insurance industry. The business was branded for a transitional period of 10 months from the closing date as JLT Towers Re.
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

The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, Stone Mountain Insurance Company, is a party through November 2018. These amounts were previously eliminated as intercompany transactions, and were $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which were prepaid as part of deal consideration or will be repaid by JLT over the two-year period. The cash flows associated with these arrangements represented approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business did not preclude discontinued operations presentation, and the Company therefore classified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three and six months ended December 31, 2013:

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Revenue from discontinued operations	$22,564	$63,762

Income from discontinued operations before taxes	9,894	24,398
Tax expense on discontinued operations	3,692	8,801
Net income from discontinued operations	$6,202	$15,597

Gain from sale of discontinued operations	27,989	18,480
Tax expense on gain from sale of discontinued operations	34,594	32,036
Net loss from sale of discontinued operations	(6,605)	(13,556)
Total net (loss)/income from discontinued operations	$(403)	$2,041
Only the fiduciary assets and liabilities associated with the European businesses were sold. North American fiduciary assets and liabilities were not disposed of during the sale due to certain legal restrictions which do not permit the transfer of these assets and liabilities. The subsequent settlement of the North American fiduciary assets and liabilities was presented within the operating section of our statement of cash flows for the year ended June 30, 2014.
In addition to the stated $250 million cash consideration stipulated in the sale agreement, a purchase price adjustment of $31.4 million was paid to the Company by JLT representing the value of net assets transferred in the sale.
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at December 31, 2014 is carried at fair value on the accompanying condensed consolidated balance sheets (see Note 5 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
The obligation for retention payments and certain other negotiated terms reduced total consideration received at close to $215.1 million. Total transaction and integration costs were approximately $6.4 million. We finalized the completion accounts and the purchase price adjustments during the third quarter of fiscal 2014. Our final pre-tax gain on the sale was $24.0 million. The sale of our Brokerage business resulted in a significant taxable gain since the disposal of the goodwill and intangible assets associated with the business was not tax-deductible.
Note 3 — Investments.
Held-to-maturity - Our held-to-maturity investments are comprised of term deposits, certificates of deposit, and certain bonds with original maturities greater than 90 days. As of December 31, 2014 and June 30, 2014, all held-to-maturity investments were included in short-term investments in the accompanying condensed consolidated balance sheet. Proceeds from maturities of held-to-maturity investments were $214.5 million during the six months ended December 31, 2014, resulting in immaterial realized gains. There were no proceeds from maturities of held-to-maturity investments during the six months ended December 31, 2013.

Available-for-sale - Our available-for-sale securities are comprised of equity securities and mutual funds / exchange-traded funds. Proceeds from sales and maturities of investments of available-for-sale securities during the six months ended December 31, 2014 were $11.7 million, resulting in immaterial gains. Proceeds from sales and maturities of investments of available-for-sale securities during the six months ended December 31, 2013 were $56.6 million, resulting in immaterial gains. Also during the six months ended December 31, 2013, the Company sold an available-for-sale security valued at $1.6 million as part of the divestiture of our Brokerage business.
Additional information on the Company's investments is provided in the following table as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014				As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposits	$18,623	$—	$—	$18,623	$107,556	$—	$—	$107,556
Fixed income securities	21,840	—	(97)	21,743	—	—	—	—
Available-for-sale:
Equity securities	102	—	(13)	89	126	7	(3)	130
Mutual funds and exchange-traded funds	4,999	2	(18)	4,983	15,033	42	—	15,075
Total Short-Term Investments:	45,564	2	(128)	45,438	122,715	49	(3)	122,761
Other Assets:
Available-for-sale:
Mutual funds and exchange-traded funds	45,927	—	(718)	45,209	42,147	451	—	42,598
Total Investments in Other Assets	$45,927	$—	$(718)	$45,209	$42,147	$451	$—	$42,598
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase date. There were no material investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses as of December 31, 2014 was $70.3 million. The aggregate fair value of investments with unrealized losses as of June 30, 2014 was immaterial.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill are outlined below for the six months ended December 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2014	$1,290,789	$391,549	$113,862	$515,644	$1,214	$2,313,058
Goodwill related to acquisitions	—	—	—	(1,255)	—	(1,255)
Goodwill reallocated in segment restructuring	(54,052)	—	—	54,052	—	—
Translation adjustment	(83,203)	(28,816)	(7,353)	—	—	(119,372)
Balance as of December 31, 2014	$1,153,534	$362,733	$106,509	$568,441	$1,214	$2,192,431
Included in the Benefits and Exchange Solutions information is a $54.1 million preliminary reclassification of goodwill related to the segment reorganization, which was effective on July 1, 2014. See Note 13 for additional information regarding the segment reorganization.

The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the six months ended December 31, 2014:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total
Balance as of June 30, 2014	$198,855	$75,827	$2,617	$277,299
Amortization	(22,741)	(12,075)	(474)	(35,290)
Translation adjustment	(7,612)	(512)	(17)	(8,141)
Balance as of December 31, 2014	$168,502	$63,240	$2,126	$233,868
We record amortization related to our intangible assets. Exclusive of the amortization of our favorable lease agreements, for the three and six months ended December 31, 2014, we recorded $17.3 million and $34.8 million, respectively, of amortization, and for the three and six months ended December 31, 2013, we recorded $18.7 million and $38.0 million, respectively, of amortization. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.
Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets was $370.7 million and $380.0 million as of December 31, 2014 and June 30, 2014, respectively. The change during the period was due to foreign currency translation.
Our acquired unfavorable lease liabilities were $8.7 million and $10.2 million as of December 31, 2014 and June 30, 2014, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the six months ended December 31, 2014 was comprised primarily of a reduction to rent expense of $1.5 million.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014		As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trade name	$520	$520	$520	$520
Customer related intangibles	371,767	203,265	391,201	192,346
Core/developed technology	174,633	111,393	175,948	100,121
Favorable lease agreements	6,407	4,281	6,488	3,871
Total finite-lived intangible assets	$553,327	$319,459	$574,157	$296,858

Unfavorable lease agreements	24,004	15,347	24,818	14,588
Total finite-lived intangible liabilities	$24,004	$15,347	$24,818	$14,588
Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at December 31, 2014 was 4.7 years.
The table below reflects the following for the remainder of fiscal 2015 and for subsequent fiscal years:
1) Future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and

2) The rent offset resulting from the amortization of the net lease intangible assets and liabilities:

Fiscal year ending June 30,	Amortization	Rent (Offset) Expense
2015	$34,758	$(907)
2016	55,319	(1,594)
2017	51,123	(1,867)
2018	41,175	(1,981)
2019	26,661	(315)
Thereafter	22,706	133
Total	$231,742	$(6,531)
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
Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.
The following presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014:

	Fair Value Measurements on a Recurring Basis at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$89	$—	$—	$89
Mutual funds / exchange traded funds	50,192	—	—	50,192
Derivatives:
Foreign exchange forwards (a)	—	2,000	—	2,000
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	906	—	906
Contingent Liabilities:
Retention bonus liability (b)	—	—	9,914	9,914

	Fair Value Measurements on a Recurring Basis at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$130	$—	$—	$130
Mutual funds / exchange traded funds	57,673	—	—	57,673
Derivatives:
Foreign exchange forwards (a)	—	639	—	639
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	550	—	550
Contingent Liabilities:
Retention bonus liability (b)	—	—	19,998	19,998
_________________________

(a)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the accompanying condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

(b)
This liability is included in other current liabilities and other noncurrent liabilities at June 30, 2014, and other current liabilities at December 31, 2014, on the accompanying condensed consolidated balance sheet. The fair value was determined using a discounted cash flow model.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended December 31, 2014, we recorded gains of $0.5 million and $0.4 million, respectively, for instruments still held at December 31, 2014. For the three and six months ended December 31, 2013, we recorded gains of $0.3 million and $0.9 million, respectively, for instruments still held at December 31, 2013. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at December 31, 2014 or 2013.
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
Transfers in and out of Level 1 and 2
There were no securities transferred between Level 1 and Level 2 for the three and six months ended December 31, 2014 or the year ended June 30, 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit-adjusted interest rate of 1.8% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 10.0%, which would have resulted in values of $10.0 million and $9.2 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $10.1 million and $9.6 million, respectively.

Fair Value Measurements using significant unobservable inputs (Level 3):
Beginning balance - June 30, 2014	$(19,998)
Payments	10,338
Unrealized gains/(losses)	(254)
Ending balance - December 31, 2014	$(9,914)
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of the forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At December 31, 2014, the longest outstanding maturity was 15 months. As of December 31, 2014, a net $1.7 million pretax gain was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized.
As of December 31, 2014 and June 30, 2014, we had cash flow and economic hedges with a notional value of $62.2 million and $49.5 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of December 31, 2014 and June 30, 2014 was an asset of $1.1 million and an asset of $0.1 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of December 31, 2014 and June 30, 2014 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		December 31, 2014	June 30, 2014		December 31, 2014	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,937	$618	Accounts payable, accrued liabilities and deferred income	$(255)	$(513)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	63	21	Accounts payable, accrued liabilities and deferred income	(651)	(37)
Total derivative assets (liabilities)		$2,000	$639		$(906)	$(550)

The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended December 31, 2014 and 2013 are as follows:

Three Months Ended December 31,	Gain/(loss) recognized in OCI (effective portion)		Location of gain/(loss) reclassified from OCI into income (effective portion)	Gain/(loss) reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange forwards	$589	$(431)	General and administrative expenses	$437	$(394)	General and administrative expenses	$38	$2
Total	$589	$(431)		$437	$(394)		$38	$2

Six Months Ended December 31,	Gain/(loss) recognized in OCI (effective portion)		Location of gain/(loss) reclassified from OCI into income (effective portion)	Gain/(loss) reclassified from OCI into income (effective portion)		Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange forwards	$1,774	$(2,062)	General and administrative expenses	$281	$(332)	General and administrative expenses	$13	$3
Total	$1,774	$(2,062)		$281	$(332)		$13	$3
Included in the notional values above are $25.3 million and $24.2 million as of December 31, 2014 and June 30, 2014, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended December 31,		Six Months Ended December 31,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2014	2013	2014	2013
Foreign exchange forwards	General and administrative expenses	$(796)	$(85)	$(2,691)	$520
Total		$(796)	$(85)	$(2,691)	$520
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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014		2013
	North America	Europe	North America	Europe
Service cost	$17,683	$3,190	$17,538	$3,074
Interest cost	34,522	9,883	35,212	10,249
Expected return on plan assets	(53,078)	(12,533)	(47,181)	(11,532)
Amortization of net loss	4,573	3,123	5,475	2,250
Amortization of prior service (credit)/cost	(2,095)	10	(2,095)	11
Net periodic benefit cost	$1,605	$3,673	$8,949	$4,052

	Six Months Ended December 31,
	2014		2013
	North America	Europe	North America	Europe
Service cost	$35,894	$6,562	$35,326	$6,039
Interest cost	69,153	20,318	70,566	20,096
Expected return on plan assets	(106,368)	(25,758)	(94,407)	(22,589)
Amortization of net loss	8,951	6,425	11,124	4,419
Amortization of prior service (credit)/cost	(4,190)	21	(4,189)	21
Net periodic benefit cost	$3,440	$7,568	$18,420	$7,986
The decrease in our North American pension expense was primarily driven by an increase in the expected return on assets. This higher expected return in fiscal year 2015 relates to larger pension asset values at the beginning of the fiscal year caused by favorable investment returns in fiscal year 2014.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Service cost	$320	$366	$641	$734
Interest cost	2,042	2,220	4,094	4,442
Expected return on plan assets	(24)	(28)	(48)	(56)
Amortization of net gain	(440)	(433)	(880)	(863)
Amortization of prior service credit	(1,726)	(1,751)	(3,452)	(3,503)
Net periodic benefit cost	$172	$374	$355	$754
Employer Contributions to Defined Benefit Pension Plans
The Company made $31.1 million in contributions to the North American plans during the first six months of fiscal year 2015, and anticipates making $4.9 million in contributions over the remainder of the fiscal year. The Company made $31.3 million in contributions to European plans during the first six months of fiscal year 2015, and anticipates making $15.3 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans
The cost of the Company's contributions to the various U.S. defined contribution plans amounted to $6.5 million and $7.5 million for the three months ended December 31, 2014 and 2013, respectively, and to $11.1 million and $13.5 million for the six months ended December 31, 2014 and 2013, respectively.
The cost of the Company's contributions to the various U.K. defined contribution plans amounted to $4.9 million and $4.1 million for the three months ended December 31, 2014 and 2013, respectively, and to $9.9 million for each of the six months ended December 31, 2014 and 2013.
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
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.40% and 1.98%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2014, we were in compliance with our covenants.
As of December 31, 2014, Towers Watson had borrowings of $50.0 million outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of December 31, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the six months ended December 31, 2014 and 2013 was 1.40% and 1.43%, respectively. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At December 31, 2014, the balance on the Term Loan was $212.5 million.
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
Legal Proceedings
From time to time, Towers Watson and its subsidiaries are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. Towers Watson was formed on January 1, 2010, upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), and its subsidiaries include both Watson Wyatt and Towers Perrin. The matters reported on below are the material pending claims against Towers Watson and its subsidiaries. We do not expect the impact of claims not described below to be material to Towers Watson’s financial statements. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. Our professional liability insurance for each annualized policy period commencing July 1, 2011, up to and including the policy period commencing July 1, 2014, includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2014, we had a $181.2 million IBNR liability balance, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
On October 10, 2014, the Company filed a motion to dismiss plaintiff's entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to the Company's motion to dismiss. To date, no hearing on that motion has been scheduled.
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
TWL sent a Letter of Response on December 23, 2014.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Meriter Health Services
On January 12, 2015, Towers Watson Delaware Inc. ("TWDE"), a wholly-owned subsidiary of the Company, was served with a Summons and Complaint (the "Complaint") on behalf of Meriter Health Services, Inc. ("Meriter"), plan sponsor of the Meriter Health Services Employee Retirement Plan (the “Plan”).  The Complaint was filed in Wisconsin State Court in Dane County.
In the Complaint, among other allegations, it is asserted that Meriter has a claim against TWDE, and other entities, in respect of allegedly negligent benefits consulting advice provided to it by Towers, Perrin, Forster & Crosby, Inc. (“TPFC”) and Davis, Conder, Enderle & Sloan, Inc. (“DCES”), including TPFC’s involvement in the Plan design and drafting of the Plan document in 1987, DCES’ Plan review in 2001, and Plan redesign, Plan amendment and drafting of ERISA section 204(h) notices. Additionally, Meriter asserts that TPFC and DCES breached an alleged duty to advise Meriter regarding the competency of Meriter’s then ERISA counsel.
In 2010, a putative class action lawsuit related to the Plan was filed by Plan participants against Meriter alleging a number of claims involving ERISA. The lawsuit was settled in 2015 for $82 million. While the Complaint does not include a specific, quantified demand, it does refer to the $82 million paid out by Meriter in settlement of the class action, and other damages which are not specified in the Complaint.
Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWDE disputes the allegations, and intends to defend the matter vigorously.
Note 9 — Variable Interest Entities.
We offer integrated solutions that include different combinations of investment management or consulting, pension administration, and actuarial services, through funding vehicles holding approximately $4.0 billion of assets in entities that are considered variable interest entities ("VIEs") and for which our management fee is considered a variable interest. In addition, some of the investments in these entities are held by the Company's retirement plans, which are considered related parties.
We have determined that some of the VIEs qualify for the deferral to certain provisions of ASC Subtopic 810-10, Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds. In accordance with this deferral, we determine whether we consolidate each VIE based on whether we absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected returns. For VIEs that do not qualify for the deferral, we determine whether we consolidate based on whether we have both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE.
We are not the primary beneficiary and therefore do not consolidate any of the funds as of December 31, 2014 or June 30, 2014. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees

(which are not material) and any potential increase to pension funding obligation due to losses incurred by the funds in which the Company's retirement plans are invested. The Company has no obligation to provide financial or other support to these VIEs, other than guarantees to provide the minimum statutorily-mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
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

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2014	$2,271	$144	$(79)	$65	$344	$(114)	$230	$(262,902)	$70,634	$(192,268)
Other comprehensive income/(loss) before reclassifications	(184,302)	1,774	(707)	1,067	(282)	98	(184)	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(281)	112	(169)	(35)	—	(35)	7,210	(1,491)	5,719
Net current-period other comprehensive income/(loss)	(184,302)	1,493	(595)	898	(317)	98	(219)	7,210	(1,491)	5,719
As of December 31, 2014	$(182,031)	$1,637	$(674)	$963	$27	$(16)	$11	$(255,692)	$69,143	$(186,549)
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

Note 11 — Share-Based Compensation.
Restricted Stock Units
Executives and Employees
The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program ("LTIP") and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.
These awards are typically approved by the Compensation Committee of the Board of Directors in the first quarter of the fiscal year. The LTIP awards are generally based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Between 0% and 204%, or between 0% and 240% for the 2014 Exchange Solutions ("ES") LTIP, of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the three-year performance period, subject to the employee or executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. For participants that meet the requirement for qualified retirement, we record the expense of their awards over the one-year service period as performed. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards, with the exception of the 2014 ES LTIP awards, which metrics are based on EBITDA margin and revenue growth. We record stock-based compensation expense over the performance period beginning with the date of grant and will adjust the expense for their awards based upon the level of performance achieved.
The Compensation Committee of the Board of Directors also approves RSUs to certain employees under our Select Equity Plan (“SEP”) during the first quarter of the fiscal year. The RSUs vest annually over a three-year period and include an assumed forfeiture rate.
The following table presents key information with regard to each of the awards that had been granted as of December 31, 2014:

Plan	Performance Period	RSUs Awarded	Grant Date Stock Price	Assumed Forfeiture Rate
2015 LTIP	July 1, 2014 to June 30, 2017	76,202	$100.02	None
2014 LTIP	July 1, 2013 to June 30, 2016	65,355	$105.90 and $110.70	None
2013 LTIP	July 1, 2012 to June 30, 2015	121,075	$54.59	None
2014 ES LTIP	July 1, 2013 to June 30, 2016	30,192	$91.43	None
2014 SEP	July 1, 2014 to June 30, 2017	112,464	$106.89	5%
2013 SEP	July 1, 2013 to June 30, 2016	131,286	$91.43	5%
2012 SEP	July 1, 2012 to June 30, 2015	147,503	$53.93	5%
Total expense related to our LTIP and SEP awards, and other miscellaneous RSU awards for the three months ended December 31, 2014 and 2013 was $6.1 million and $3.6 million, respectively, and $16.1 million and $9.1 million for the six months ended December 31, 2014 and 2013, respectively.
Outside Directors
The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors for service on the board of directors. During the three months ended September 30, 2014, 8,059 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2015. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2014. We recorded stock-based compensation expense related to these grants in the amount of $0.3 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively, and $0.7 million for each of the six months ended December 31, 2014 and 2013.
Acquired Plans
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
Total expense related to our acquired plans for the three months ended December 31, 2014 and 2013 was $0.9 million and $0.8 million, respectively, and $1.6 million and $1.3 million for the six months ended December 31, 2014 and 2013, respectively.
Note 12 — Income Taxes.
Provision for income taxes on continuing operations for the three and six months ended December 31, 2014 was $55.4 million and $99.4 million, respectively, compared to $42.3 million and $57.1 million, respectively, for the three and six months ended December 31, 2013. The effective tax rate was 34.1% for the six months ended December 31, 2014 and 24.5% for the six months ended December 31, 2013. The prior year effective tax rate was lower due to income tax benefits on the release of uncertain tax positions of 7.3% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.6% in connection with the enacted statutory tax rate reduction in the U.K. The impact of these prior year income tax benefits were recognized in the first quarter of fiscal 2014. Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
We have liabilities for uncertain tax positions under ASC 740, Income Taxes. The expected settlement period for the $36.8 million liability, which excludes interest and penalties, cannot be reasonably estimated because it depends on the timing and possible outcomes of tax examinations with various tax authorities.
It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain U.S. tax examinations or have lapses in statute of limitations for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $4.8 million to $18.6 million, excluding interest and penalties.
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
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business, and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We have reclassified certain portions of the revenue (net of reimbursable expenses) and net operating income previously reflected in the Benefits segment in the quarterly filing for the three and six months ended December 31, 2013 to conform to the current segment alignment within Exchange Solutions. The reorganization had no impact on the Risk and Financial Services and Talent and Rewards segments.
The table below presents specified information about the continuing operations of the reported segments for the three months ended December 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$488,453	$154,278	$183,973	$93,924	$920,628
Net operating income	175,023	41,744	67,568	12,462	296,797
The table below presents specified information about the continuing operations of the reported segments for the three months ended December 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$456,840	$161,178	$170,323	$66,233	$854,574
Net operating income	138,101	34,442	53,096	3,025	228,664
The table below presents specified information about the continuing operations of the reported segments for the six months ended December 31, 2014:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$954,040	$302,304	$337,267	$180,206	$1,773,817
Net operating income	330,782	77,305	104,411	26,474	538,972
The table below presents specified information about the continuing operations of the reported segments for the six months ended December 31, 2013:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	Total
Revenue (net of reimbursable expenses)	$888,095	$302,961	$323,892	$127,397	$1,642,345
Net operating income	267,639	56,929	97,160	17,481	439,209
The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Total segment revenue	$920,628	$854,574	$1,773,817	$1,642,345
Reimbursable expenses and other	37,294	33,581	62,212	55,749
Revenue	$957,922	$888,155	$1,836,029	$1,698,094
Net Operating Income:
Total segment net operating income	$296,797	$228,664	$538,972	$439,209
Differences in allocation methods (1)	11,672	6,869	27,384	16,855
Amortization of intangibles	(17,279)	(18,691)	(34,816)	(37,583)
Transaction and integration expenses	—	(808)	—	(808)
Stock-based compensation (2)	(5,738)	(1,782)	(11,290)	(5,345)
Discretionary compensation	(111,015)	(74,085)	(203,379)	(150,207)
Payroll tax on discretionary compensation	(6,327)	(4,075)	(11,846)	(8,643)
Other, net	(1,100)	(7,666)	(12,017)	(22,631)
Income from operations	$167,010	$128,426	$293,008	$230,847
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
Overview of Towers Watson
Towers Watson is a global professional services firm focusing on providing human capital and financial consulting services. Towers Watson provides services in four principal areas: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions, operating from 114 markets in 37 countries throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. Towers Watson employed approximately 15,000 and 14,800 full-time associates as of December 31, 2014 and June 30, 2014, respectively, in the following segments (amounts presented at June 30, 2014 have been adjusted from previously disclosed amounts to reflect the current segment organization which took effect on July 1, 2014):

	December 31, 2014	June 30, 2014
Benefits	6,700	6,600
Risk and Financial Services	2,000	2,000
Talent and Rewards	2,600	2,500
Exchange Solutions	1,300	1,300
Other	500	500
Business Services (incl. Corporate and field support)	1,900	1,900
Total associates	15,000	14,800
Segments
We provide services in four business segments: Benefits, Risk and Financial Services, Talent and Rewards and Exchange Solutions.
Benefits Segment. The Benefits segment is our largest business segment. For the six months ended December 31, 2014, the Benefits segment contributed 54% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
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
Risk and Financial Services Segment. The Risk and Financial Services segment accounted for 17% of our segment revenue for the six months ended December 31, 2014. Approximately 73% of the segment’s revenue for the six months ended December 31, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has two lines of business:

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

Talent and Rewards Segment. Talent and Rewards accounted for approximately 19% of our segment revenue for the six months ended December 31, 2014. Approximately 47% of the segment’s revenue for the six months ended December 31, 2014 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has three lines of business:

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
Exchange Solutions Segment. Exchange Solutions accounted for approximately 10% of our segment revenue for the six months ended December 31, 2014 and operates solely in the United States. On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. Therefore, beginning in fiscal year 2015, this segment has three lines of business:

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
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2015 (December 31, 2014) and as of the end of fiscal year 2014 (June 30, 2014), Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013, Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2014 and 2013, Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 and Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended December 31, 2014 and 2013.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013. For the six months ended December 31, 2014 and for the fiscal year ended June 30, 2014, the information provided excludes the Brokerage business, which was sold in November 2013.

	Six Months Ended	Fiscal Year
	December 31, 2014	2014	2013
United States	54%	53%	53%
United Kingdom	20	20	22
Canada	5	6	6
Germany	5	5	4
Netherlands	2	2	2

Our results can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year, and which have impacted our results for the first half of fiscal year 2015. The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6258 for the first half of fiscal year 2015 compared to 1.5855 for the first half of fiscal year 2014, and the average exchange rate used to translate our revenues earned in Euros was 1.2867 for the first half of fiscal year 2015 compared to 1.3435 for the first half of fiscal year 2014.
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
Transaction and integration expenses include fees and charges associated with our acquisitions, and principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses.
Critical Accounting Policies and Estimates
There are no material changes from the Critical Accounting Policies and Estimates as previously disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014.

Results of Operations
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the period indicated:
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
Revenue	$957,922	100%	$888,155	100%	$1,836,029	100%	$1,698,094	100%
Costs of providing services:
Salaries and employee benefits	556,319	58%	526,731	59%	1,089,847	59%	1,027,150	60%
Professional and subcontracted services	71,630	7%	69,074	8%	133,835	7%	130,474	8%
Occupancy	36,756	4%	34,782	4%	72,829	4%	68,327	4%
General and administrative expenses	82,100	9%	85,038	10%	157,534	9%	153,807	9%
Depreciation and amortization	44,107	5%	43,296	5%	88,976	5%	86,681	5%
Transaction and integration expenses	—	—%	808	—%	—	—%	808	—%
	790,912	83%	759,729	86%	1,543,021	84%	1,467,247	86%
Income from operations	167,010	17%	128,426	14%	293,008	16%	230,847	14%
Interest income	894	—%	560	—%	1,957	—%	1,089	—%
Interest expense	(2,186)	—%	(2,027)	—%	(4,514)	—%	(4,463)	—%
Other non-operating income	34	—	5,652	1%	865	—%	5,690	—%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	165,752	17%	132,611	15%	291,316	16%	233,163	14%
Provision for income taxes	55,372	6%	42,283	5%	99,434	5%	57,091	3%
INCOME FROM CONTINUING OPERATIONS	110,380	12%	90,328	10%	191,882	10%	176,072	10%
(Loss)/income from discontinued operations, net of tax of $0, $38,286, $0, and $40,837	—	—	(403)	—%	—	—%	2,041	—%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	110,380	12%	89,925	10%	191,882	10%	178,113	10%
Less: Income attributable to non-controlling interests	204	—%	3,737	—	148	—	3,711	—
NET INCOME (attributable to common stockholders)	$110,176	12%	$86,188	10%	$191,734	10%	$174,402	10%
Results of Operations for the Three and Six Months Ended December 31, 2014
Compared to the Three and Six Months Ended December 31, 2013
Revenue
Revenue for the three months ended December 31, 2014 was $957.9 million, compared to $888.2 million for the three months ended December 31, 2013, an increase of $69.8 million, or 7.9%. This growth in revenue was driven by our Benefits, Talent and Rewards and Exchange Solutions segments. The Benefits segment contributed in the areas of bulk lump sum, healthcare consulting and pension administration. The Talent and Rewards segment revenue growth was due to consulting work in support of M&A activity, seasonal benefit enrollment work and the timing of survey delivery. Our Exchange Solutions segment revenue growth was due to increased enrollments and increased health and welfare administration work.

The average exchange rate used to translate our revenues earned in British pounds sterling was 1.5823 for the second quarter of fiscal year 2015 compared to 1.6192 for the second quarter of fiscal year 2014, and the average exchange rate used to translate our revenues earned in Euros was 1.2482 for the second quarter of fiscal year 2015 compared to 1.3613 for the second quarter of fiscal year 2014. The average exchange rate used to translate our revenues earned in British pounds sterling was 1.6258 for the first half of fiscal year 2015 compared to 1.5855 for the first half of fiscal year 2014, and the average exchange rate used to translate our revenues earned in Euros was 1.2867 for the first half of fiscal year 2015 compared to 1.3435 for the first half of fiscal year 2014. Constant currency is calculated by translating prior year revenue at the current year average exchange rate. Segment results are presented both on a reported basis and on a constant currency basis. Line of business results are presented only on a constant currency basis.
A comparison of segment revenue for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 reflects the results of the segment reorganization which took place on July 1, 2014, and is as follows:

•
Benefits revenue was $488.5 million for the second quarter of fiscal year 2015, compared to $456.8 million for the second quarter of fiscal year 2014, an increase of 7%. On a constant currency basis, our Benefits segment revenue grew 10%. Revenue increased in all lines of business and across all regions. Revenue from our Retirement business, which makes up a majority of the segment, increased 9%. The growth was due to an increase in non-recurring bulk lump sum work and increased non-recurring consulting work related to the change in the actuarial mortality tables. Our Health and Group Benefits business had an 11% revenue increase due to new plan management work in the Americas. Our Technology and Administration Solutions business experienced 15% revenue growth due to non-recurring bulk lump sum and increased pension administration projects across all regions. M&A activity in EMEA contributed to the 21% revenue growth experienced in our International business.

•
Risk and Financial Services revenue was $154.3 million for the second quarter of fiscal year 2015, compared to $161.2 million for the second quarter of fiscal year 2014, a decrease of 4%. On a constant currency basis, our Risk and Financial Services segment revenue decreased 1%, due to softness in the Asia Pacific region. Our Risk Consulting and Software business revenue increased 1% due to recurring software sales and project work in the EMEA and Americas regions, which was offset by softness in the Asia Pacific region. Our Investment business experienced a 4% revenue decline, due to softness in the EMEA region.

•
Talent and Rewards revenue was $184.0 million for the second quarter of fiscal year 2015, compared to $170.3 million for the second quarter of fiscal year 2014, an increase of 8%. On a constant currency basis, Talent and Rewards revenue increased 11%. Our Executive Compensation business revenue grew by 7%, with growth in all regions, due to an increase in M&A projects and regulatory changes in China. Rewards, Talent and Communication revenue, which is primarily project oriented, increased 14%, primarily due to seasonal benefit enrollment work in the U.S., M&A activity in the EMEA region and new client work in the Asia Pacific region. Data, Surveys and Technology business revenue increased 11% due to the timing of survey delivery between our first and second fiscal quarters and strong demand for HR technology projects.

•
Exchange Solutions revenue was $93.9 million for the second quarter of fiscal year 2015, compared to $66.2 million for the second quarter of fiscal year 2014, an increase of 42%. Exchange Solutions revenue is entirely denominated in U.S. dollars. Our Retiree and Access Exchanges revenue increased 56%. Revenues for this business are recognized over the related policy year and as such, the increase in the second quarter of fiscal year 2015 is driven by strong annual and off-cycle enrollments in the prior year. Health and Welfare Administration grew 17% as a result of work associated with new client projects and an increase in requests for ad hoc projects prior to calendar year end. Revenue from our Active Exchanges grew and were first recognized when the line of business was formed in December 2013. This quarter we enrolled over 160,000 OneExchange Retiree members and added over 100,000 lives on our Active Exchange, which enrollments were effective as of January 1, 2015.

A comparison of segment revenue for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 reflects the results of the segment reorganization which took place on July 1, 2014, and is as follows:

•
Benefits revenue was $954.0 million for the six months ended December 31, 2014, compared to $888.1 million for the six months ended December 31, 2013, an increase of 7%. On a constant currency basis, our Benefits segment revenue grew 8%. Revenue increased in all lines of business and across all regions. Revenue from our Retirement business, which makes up a majority of the segment, increased 7%. The growth was primarily due to an increase in non-recurring bulk lump sum work and in general project activity in the Americas region, while legislative changes and commission work helped drive growth in the EMEA region. Our Health and Group Benefits business had a 9% revenue increase, due to new plan management work in the Americas. Our Technology and Administration Solutions business experienced 17% revenue growth, due to non-recurring bulk lump sum and increased project activity across all regions. Our International business experienced an 8% increase in revenue related to M&A activity in EMEA.

•
Risk and Financial Services revenue was $302.3 million for the six months ended December 31, 2014, compared to $303.0 million for the six months ended December 31, 2013, a decrease of less than 1%. On a constant currency basis, our Risk and Financial Services segment revenue was flat. Our Risk Consulting and Software business revenue increased 3%, due to recurring software sales and growth in EMEA. The growth in EMEA was due to continued market stabilization, and better project-management following the restructuring in fiscal year 2014. Our Investment business experienced a 4% revenue decline, reflecting a strong comparable in EMEA from the first half of fiscal year 2014, which had higher than normal project work and performance fees.

•
Talent and Rewards revenue was $337.3 million for the six months ended December 31, 2014, compared to $323.9 million for the six months ended December 31, 2013, an increase of 4%. On a constant currency basis, Talent and Rewards revenue increased 6%. Revenue increased in all lines of business and across all regions. Our Executive Compensation business revenue grew by 8%, with growth in all regions due to an increase in M&A projects and success in targeted industries. Rewards, Talent and Communication revenue, which is primarily project-oriented, increased 6% primarily due to a strong enrollment season in the U.S., M&A activity in the EMEA region and new client work in the Asia Pacific region. Data, Surveys and Technology business revenue increased 4%, primarily due to strong demand for HR technology projects.

•
Exchange Solutions revenue was $180.2 million for the six months ended December 31, 2014, compared to $127.4 million for the six months ended December 31, 2013, an increase of 41%. Exchange Solutions revenue is entirely denominated in U.S. dollars. Our Retiree and Access Exchanges revenue increased 53%. Revenues for this business are recognized over the related policy year and as such, the increase in the first half of fiscal year 2015 is driven by strong annual and off-cycle enrollments in the prior year. Health and Welfare Administration grew 16% due to client wins in the prior year which had not yet gone-live in the first half of fiscal year 2014. The majority of the go-live dates for these clients occurred between January 2014 and August 2014. Revenue from our Active Exchanges grew and were first recognized when the line of business was formed in December 2013.

Salaries and Employee Benefits
Salaries and employee benefits were $556.3 million for the second quarter of fiscal year 2015, an increase of $29.6 million, or 6%, compared to $526.7 million for the second quarter of fiscal year 2014. We experienced a $6.4 million decrease in salaries and wage-related taxes for the second quarter of fiscal year 2015 associated with the rationalizing of our staff in fiscal year 2014, primarily in our Corporate functions. Also, our pension expense decreased by $7.7 million, driven by a higher expected return on assets in our North American plan. Our discretionary compensation is based on profitability and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the second quarter of fiscal year 2015 increased $39.2 million compared to the second quarter of fiscal year 2014. As a percentage of revenue, salaries and employee benefits were 58% for the second quarter of fiscal year 2015, compared to 59% for the second quarter of fiscal year 2014.
Salaries and employee benefits were $1.1 billion for the six months ended December 31, 2014, an increase of $62.7 million, or 6%, compared to $1.0 billion for the six months ended December 31, 2013. We experienced an $11.3 million increase in salaries and wage-related taxes for the six months ended December 31, 2014. The increase was driven by us adding personnel in high-growth areas of our business, coupled with annual salary increases. While total expense in fiscal year 2015 increased, severance expense in fiscal year 2015 was lower than the prior year due to the rationalizing of our staff in the second quarter of fiscal year 2014, primarily in our Corporate functions. Our discretionary compensation is based on profitability, and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the six months ended December 31, 2014 increased $56.4 million compared to the six months ended December 31, 2013. These increases were offset by a decrease in our pension expense of $13.1 million driven by a higher expected return on assets in our North American plan. As a percentage of revenue, salaries and employee benefits were 59% for the six months ended December 31, 2014, compared to 60% for the six months ended December 31, 2013.
Professional and Subcontracted Services
Professional and subcontracted services for the second quarter of fiscal year 2015 were $71.6 million, compared to $69.1 million for the second quarter of fiscal year 2014, an increase of $2.6 million, or 4%. Professional and subcontracted services for the six months ended December 31, 2014 were $133.8 million, compared to $130.5 million for the six months ended December 31, 2013, an increase of $3.4 million, or 3%. This was due to an increase in seasonal employees for the Retiree and Access Exchanges business.
As a percentage of revenue, professional and subcontracted services were 7% for the second quarter of fiscal year 2015 compared to 8% for the second quarter of fiscal year 2014. For the six months ended December 31, 2014 and 2013, as a percentage of revenue, professional and subcontracted services were 7% and 8%, respectively.

Occupancy
Occupancy expenses were $36.8 million for the second quarter of fiscal year 2015, compared to $34.8 million for the second quarter of fiscal year 2014, an increase of $2.0 million, or 6%. Occupancy expenses were $72.8 million for the six months ended December 31, 2014, compared to $68.3 million for the six months ended December 31, 2013, an increase of $4.5 million, or 6.6%. The increase in occupancy expenses primarily relates to the expansion of call center space used in our OneExchange and outsourced administration businesses coupled with a one-time charge for exiting certain North American office space in the second quarter of fiscal year 2015. As a percentage of revenue, occupancy expenses were 4% for each of the second quarters of fiscal years 2015 and 2014, and the six months ended December 31, 2014 and 2013.
General and Administrative
General and administrative expenses for the second quarter of fiscal year 2015 were $82.1 million, compared to $85.0 million for the second quarter of fiscal year 2014, a decrease of $2.9 million, or 3%. The decrease was primarily driven by lower foreign exchange costs for the current year. As a percentage of revenue, general and administrative expenses were 9% and 10% for the second quarters of fiscal 2015 and 2014, respectively.
General and administrative expenses for the six months ended December 31, 2014 were $157.5 million, compared to $153.8 million for the six months ended December 31, 2013, an increase of $3.7 million, or 2%. The increase was primarily driven by the current year additional layer of IBNR reserve, which is a component of our total professional liability claims reserve, as compared to the prior year expense, which included reductions due to favorable claims experience. As a percentage of revenue, general and administrative expenses were 9% for each of the six months ended December 31, 2014 and 2013.
Depreciation and Amortization
Depreciation and amortization expenses for the second quarter of fiscal year 2015 were $44.1 million, compared to $43.3 million for the second quarter of fiscal year 2014, an increase of $0.8 million, or 2%. Depreciation and amortization expenses for the six months ended December 31, 2014 were $89.0 million, compared to $86.7 million for the six months ended December 31, 2013, an increase of $2.3 million, or 3%. The increase was primarily driven by the additional amortization of two internally developed software applications released in the second half of fiscal year 2014. The releases included Talent|REWARD 8.0, a product which we host and is used by our clients, and IAP 2.0, an employee survey software tool which is used by our associates as part of their consulting work. As a percentage of revenue, depreciation and amortization expenses were 5% for each of the second quarters of fiscal years 2015 and 2014, and the six months ended December 31, 2014 and 2013.
Transaction and Integration
Transaction and integration expense was $0.8 million for both the three and six months ended December 31, 2013. These expenses related to our acquisition activities in fiscal year 2014. There was no transaction and integration expense for the three and six months ended December 31, 2014.
Provision for Income Taxes
Provision for income taxes on continuing operations for the second quarter of fiscal year 2015 was $55.4 million, compared to $42.3 million for the second quarter of fiscal year 2014. The effective tax rate was 33.4% for the second quarter of fiscal year 2015 and 31.9% for the second quarter of fiscal year 2014. Provision for income taxes on continuing operations for the six months ended December 31, 2014 was $99.4 million, compared to $57.1 million for the six months ended December 31, 2013. The effective tax rate was 34.1% for six months ended December 31, 2014 and 24.5% for the six months ended December 31, 2013.
The prior year effective tax rate was lower due to income tax benefits on the release of reserves for uncertain tax positions of 7.3% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.6% in connection with the enacted statutory tax rate reduction in the U.K. The impact of these prior year income tax benefits were recognized in the first quarter of fiscal 2014.
Towers Watson records a tax benefit on net operating loss carryovers and net deferred tax assets only if it is more likely than not that a benefit will be realized.
(Loss)/Income from Discontinued Operations, net of income tax
(Loss)/income from discontinued operations for the three and six months ended December 31, 2013 was $(0.4) million and $2.0 million, respectively. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During our second quarter of fiscal year 2014, we closed on the sale of the business to JLT. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three and six months ended December 31, 2013:

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Revenue from discontinued operations	$22,564	$63,762

Income from discontinued operations before taxes	9,894	24,398
Tax expense on discontinued operations	3,692	8,801
Net income from discontinued operations	$6,202	$15,597

Gain from sale of discontinued operations	27,989	18,480
Tax expense on gain from sale of discontinued operations	34,594	32,036
Net loss from sale of discontinued operations	(6,605)	(13,556)
Total net (loss)/income from discontinued operations	$(403)	$2,041
Net Income (attributable to common stockholders)
Net income for the second quarter of fiscal year 2015 was $110.2 million, compared to $86.2 million for the second quarter of fiscal year 2014. Net income for the six months ended December 31, 2014 was $191.7 million, compared to $174.4 million for the six months ended December 31, 2013.
Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for the second quarter of fiscal year 2015 was $1.57, compared to $1.21 for the second quarter of fiscal year 2014. Diluted earnings per share for the six months ended December 31, 2014 was $2.72, compared to $2.45 for the six months ended December 31, 2013.
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
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2014 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation, or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at December 31, 2014 totaled $621.4 million, compared to $727.8 million at June 30, 2014. The decrease in cash from June 30, 2014 to December 31, 2014 was primarily due to the payment of year-end bonuses, pension contributions and benefit payments, and share repurchases, offset by borrowings from our Senior Credit Facility.

Short-term investments at December 31, 2014 totaled $45.4 million, compared to $122.8 million at June 30, 2014. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits that have been classified as short-term.
Cash and cash equivalents and short-term investments include $22.2 million and $5.0 million, respectively, from the consolidated balance sheets of PCIC and SMIC, which are available for payment of professional liability claims reserves. Additionally, we had fiduciary assets totaling $19.8 million at December 31, 2014, which are related to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients, and are not available for general use by the Company. Adjusting for these items, we had a net $599.2 million of cash and $40.4 million of short-term investments that were available for our general use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of December 31, 2014, $572.3 million of Towers Watson’s total cash and cash equivalents balance of $621.4 million was held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.
Cash Flows From/(Used In) Operating Activities.
Cash flows from operating activities were $1.9 million for the six months ended December 31, 2014, compared to cash flows used in operating activities of $19.9 million for the six months ended December 31, 2013.
The significant source of cash provided by operating activities during the six months ended December 31, 2014 and December 31, 2013 were provided by cash collections from customers, totaling $1,791.5 million and $1,758.4 million, respectively.
In addition to the normal funding of our operations, the primary uses of cash from operating activities during the six months ended December 31, 2014 and 2013 related to the annual payout of the bonus as well as the payment of pension contributions to our qualified plans or benefit payments made through our non-qualified plans. In the six months ended December 31, 2014, we made additional tax payments of $64.1 million as compared to the same period in the prior fiscal year. These additional payments were largely driven by the taxable gain recognized in connection with the sale of our Brokerage business to JLT in November 2013. Our bonus payment made in the first half of fiscal year 2015 decreased from the payment made in the first half of fiscal year 2014 by $51.0 million. Pension payments were $97.2 million and 136.7 million, respectively, for the six months ended December 31, 2014 and 2013. Remaining contributions or benefit payments to our various pension plans for fiscal year 2015 are projected to be approximately $54.0 million.
The allowance for doubtful accounts increased $1.9 million from June 30, 2014 to December 31, 2014. The number of days of sales outstanding decreased to 76 days at December 31, 2014, compared to 80 days at June 30, 2014. Our working capital increased from June 30, 2014 by $37.8 million to $811.7 million at December 31, 2014.
Cash Flows From/(Used In) Investing Activities.
Cash flows from investing activities for the six months ended December 31, 2014 were $0.8 million, driven by the $58.6 million net proceeds resulting from the redemption and repurchase of held-to-maturity investments and the $11.7 million net proceeds resulting from the sale or redemption of available-for-sale securities. These cash inflows were offset by $66.6 million in fixed asset purchases and capitalized costs of developing internal and external facing software.
Cash flows used in investing activities of $62.6 million for the six months ended December 31, 2013 were driven by the sale of our Brokerage business to JLT for cash proceeds of $257.0 million, as well as proceeds resulting from the sale or redemption of $56.6 million of available-for-sale securities. These cash inflows were offset by cash paid to acquire Liazon of $210.8 million, cash transferred to JLT as part of the Brokerage sale of $25.1 million, fixed asset purchases and capitalized costs of developing internal and external facing software of $61.9 million, and investment purchases made by our temporarily consolidated variable interest entity of $50.5 million.
Cash Flows (Used In)/From Financing Activities.
Cash flows used in financing activities for the six months ended December 31, 2014 were $80.7 million. The primary drivers during the period were $20.2 million in dividends paid, $81.4 million in share repurchases made under our repurchase authorizations, as well as the first scheduled retention payment of $10.3 million made in connection with the sale of our Brokerage business to JLT in November 2013. In addition to these cash outflows, we had $50.0 million in net borrowings on our Senior Credit Facility offset by a $12.5 million repayment on our Term Loan. During the six months ended December 31, 2014, the average outstanding balance on our Senior Credit Facility was $48.2 million, and the largest outstanding balance was $135.0 million.
Cash flows from financing activities were $54.0 million for the six months ended December 31, 2013, primarily driven by $50.5 million of cash inflows to our temporarily consolidated variable interest entity and $35.0 million in net borrowings on our Senior Credit Facility, offset by a repayment on our Term Loan of $12.5 million. These net inflows were primarily offset by $40.5 million paid to repurchase shares under our repurchase authorizations. During the six months ended December 31, 2013, the average outstanding balance on our Senior Credit Facility was $11.1 million, and the largest outstanding balance was $57.5 million.
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
During the three and six months ended December 31, 2014 and 2013, the Company had the following share repurchase activity:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Shares repurchased	401,616	342,900	754,493	342,900
Average price per share	$109.70	$117.95	$107.89	$117.95
Aggregate repurchase cost (excluding broker commissions)	$44.1 million	$40.4 million	$81.4 million	$40.4 million
As of December 31, 2014, $240.8 million remained available for the repurchase of shares under the $300 million authority.
Capital Commitments
Capital expenditures were $33.1 million for the first six months of fiscal year 2015. Anticipated commitments of capital funds are estimated to be around $80.0 million to $100.0 million for the 2015 fiscal year. We expect cash from operations to adequately provide for these cash needs.
Dividends
During November 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share, which was paid in January 2015. Total dividends paid in the six months ended December 31, 2014 were $20.2 million. There were no dividends paid on Towers Watson shares in the six months ended December 31, 2013, because we accelerated the payment of all calendar year 2013 dividends in December 2012. Rather, dividends paid during the six months ended December 31, 2013 represent amounts paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.
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

Indebtedness
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the six months ended December 31, 2014 and 2013, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.40% and 1.98%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of December 31, 2014, we were in compliance with our covenants.
As of December 31, 2014, Towers Watson had $50.0 million outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of December 31, 2014, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the six months ended December 31, 2014 and 2013 was 1.40% and 1.43%, respectively. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At December 31, 2014, the balance on the Term Loan was $212.5 million.
This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health on May 29, 2012.
Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures: (1) Adjusted EBITDA, (2) Adjusted Diluted Earnings Per Share from continuing operations, (3) Adjusted income from continuing operations and (4) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
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
Adjusted EBITDA is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, and other non-operating income excluding income from variable interest entity.
A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$110,176	$86,188
Less: Loss from discontinued operations, net of tax	—	(403)
Income from continuing operations (attributable to common stockholders)	110,176	86,591
Provision for income taxes	55,372	42,283
Interest, net	1,292	1,467
Depreciation and amortization	44,107	43,296
Transaction and integration expenses	—	808
Other non-operating income (a)	(34)	(2,304)
Adjusted EBITDA	$210,913	$172,141

	Six Months Ended December 31,
	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$191,734	$174,402
Less: Income from discontinued operations, net of tax	—	2,041
Income from continuing operations (attributable to common stockholders)	191,734	172,361
Provision for income taxes	99,434	57,091
Interest, net	2,557	3,374
Depreciation and amortization	88,976	86,681
Transaction and integration expenses	—	808
Other non-operating income (a)	(865)	(2,342)
Adjusted EBITDA	$381,836	$317,973
_________________________

(a)	Other non-operating income excluding income from variable interest entity of $3.3 million for the three and six months ended December 31, 2014.
Adjusted diluted earnings per share and Adjusted Income from continuing operations
Adjusted diluted earnings per share is another measure which excludes the impact of acquisition related expenses that is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted diluted earnings per share is defined as Adjusted Income from continuing operations divided by the weighted average shares of common stock, diluted.
Adjusted Income from continuing operations is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, and adjusted for certain tax-effected merger and acquisition related items of amortization of intangible assets and transaction and integration expenses. This measure is used solely for the purpose of calculating Adjusted diluted earnings per share.

A reconciliation of Net income (attributable to common stockholders) to Adjusted diluted earnings per share is as follows:

	Three Months Ended December 31,
	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$110,176	$86,188
Less: Loss from discontinued operations, net of tax	—	(403)
Income from continuing operations (attributable to common stockholders)	110,176	86,591
Adjusted for certain acquisition related items (b):
Amortization of intangible assets	11,507	12,731
Transaction and integration expenses including severance	—	550
Adjusted Income from continuing operations	$121,683	$99,872
Weighted average shares of common stock — diluted (000)	70,262	71,213
Diluted earnings per share, as reported from continuing operations	$1.57	$1.21
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.16	0.18
Transaction and integration expenses including severance	—	0.01
Adjusted diluted earnings per share from continuing operations	$1.73	$1.40

	Six Months Ended December 31,
	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$191,734	$174,402
Less: Income from discontinued operations, net of tax	—	2,041
Income from continuing operations (attributable to common stockholders)	191,734	172,361
Adjusted for certain acquisition related items (b):
Amortization of intangible assets	22,932	28,841
Transaction and integration expenses including severance	—	550
Adjusted Income from continuing operations	$214,666	$201,752
Weighted average shares of common stock — diluted (000)	70,429	71,130
Diluted earnings per share, as reported from continuing operations	$2.72	$2.42
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.33	0.40
Transaction and integration expenses including severance	—	0.01
Adjusted diluted earnings per share from continuing operations	$3.05	$2.83
________________________

(b)
The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 33.4% and 31.9% for the three months ended December 31, 2014 and 2013, respectively, and 34.1% and 24.5% for the six months ended December 31, 2014 and 2013, respectively.

Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.

A reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Cash flows from/(used) in operating activities	$1,900	$(19,934)
Less: Fixed assets and software for internal use	33,113	38,566
Free Cash Out Flow	$(31,213)	$(58,500)
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
For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. Our professional liability insurance for each annualized policy period commencing July 1, 2011, up to and including the policy period commencing July 1, 2014, includes a self-insured retention of $1 million per claim. Towers Watson also retains a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. Stone Mountain Insurance Company (“SMIC”) provides us with $40 million of coverage per claim and in the aggregate, above these retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate self-insured retention above, and because SMIC is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of December 31, 2014, we had a $181.2 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings; Management’s Discussion and Analysis of Financial Condition and Results of Operations; Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	general economic and business conditions, including a significant or prolonged economic downturn, that adversely affect us or our clients;

•	our ability to protect client data and our information systems;

•	our continued ability to recruit and retain qualified associates;

•	our ability to address the risk of translation exposure impacting our results, arising from foreign currency exchange and interest rate fluctuations and volatility;

•	the success of our marketing, client development and sales programs after our acquisitions;

•	our ability to maintain client relationships and to attract new clients after our acquisitions;

•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•	our ability to reduce our effective tax rate through the restructuring of certain foreign operations of Towers Perrin;

•	our ability to make suitable acquisitions and divestitures;

•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•	the acquisitions of Extend Health and Liazon Corporation are not profitable or are not otherwise successfully integrated;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees, and the potential impact of losses of clients and associates;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	potential changes in federal and state health care regulations or future interpretation of existing regulations;

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
Foreign Currency Risk
For the six months ended December 31, 2014, 46% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of December 31, 2014, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $8.0 million, or 4%, for the six months ended December 31, 2014. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our condensed consolidated financial position as well as our condensed consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecasted collections. See Note 6, Derivative Financial Instruments in the notes to the condensed consolidated financial statements contained in this Form 10-Q for a further discussion of our foreign currency forwards and their fair market value.
We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8, Debt, Commitments and Contingent Liabilities, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2014.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014. We urge you to read the risk factors contained in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
On August 22, 2014, the Board of Directors authorized the Company to repurchase up to $300 million of the Company’s Class A Common Stock to offset the dilutive effect of the issuance of shares under the Company's equity-based compensation plans, as well as to be used for other share repurchases. There is no expiration date for the new repurchase authority. During the quarter ended December 31, 2014, the Company repurchased 401,616 shares of Class A Common Stock under the new authority, and $240.8 million remained available for repurchase of shares at that date.
The table below presents specified information about the Company’s Class A Common Stock repurchases in the second quarter of fiscal year 2015 and the Company’s repurchase authority.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014 through October 31, 2014	140,430	$102.73	140,430	2,388,939
November 1, 2014 through November 30, 2014	105,975	112.21	105,975	2,282,964
December 1, 2014 through December 31, 2014	155,211	114.29	155,211	2,127,753
	401,616	$109.70	401,616	2,127,753
 ________________________

(a)
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 2,127,753. An estimate of the maximum number of shares under the repurchase of up to $300 million was determined using the closing price of our stock on December 31, 2014 of $113.17.

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
The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended December 31, 2013 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.*

_________________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		February 5, 2015
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		February 5, 2015
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		February 5, 2015
Name:	Michael M. Thomson	Date
Title:	Controller (Principal Accounting Officer)