Form 10-Q
period 2015-03-31
Towers Watson & Co.
filed 2015-05-05
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 69,321,501 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	$920,714	$904,833	$2,756,743	$2,602,927
Costs of providing services:
Salaries and employee benefits	544,176	547,385	1,634,023	1,574,535
Professional and subcontracted services	65,838	57,729	199,673	188,203
Occupancy	32,416	33,961	105,245	102,288
General and administrative expenses	72,622	82,844	230,156	236,651
Depreciation and amortization	41,185	44,250	130,161	130,931
Transaction and integration expenses	—	241	—	1,049
	756,237	766,410	2,299,258	2,233,657
Income from operations	164,477	138,423	457,485	369,270

Loss from affiliates	(17)	—	(17)	—
Interest income	938	758	2,895	1,847
Interest expense	(2,479)	(2,090)	(6,993)	(6,553)
Other non-operating income	466	4,053	1,331	9,743
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	163,385	141,144	454,701	374,307
Provision for income taxes	59,025	39,231	158,459	96,322
INCOME FROM CONTINUING OPERATIONS	104,360	101,913	296,242	277,985
Income from discontinued operations, net of tax of $0, $175, $0, and $41,012	—	3,939	—	5,980
NET INCOME BEFORE NON-CONTROLLING INTERESTS	104,360	105,852	296,242	283,965
Less: Income attributable to non-controlling interests	218	3,346	366	7,057
NET INCOME (attributable to common stockholders)	$104,142	$102,506	$295,876	$276,908
Basic earnings per share (attributable to common stockholders):
Income from continuing operations	$1.50	$1.40	$4.23	$3.83
Income from discontinued operations	—	0.06	—	0.09
Net income	$1.50	$1.46	$4.23	$3.92
Diluted earnings per share (attributable to common stockholders):
Income from continuing operations	$1.49	$1.39	$4.22	$3.81
Income from discontinued operations	—	0.06	—	0.09
Net income	$1.49	$1.45	$4.22	$3.90

Dividends declared per share	$0.15	$0.14	$0.45	$0.28

Weighted average shares of common stock, basic (000)	69,602	70,447	69,909	70,685
Weighted average shares of common stock, diluted (000)	69,771	70,884	70,163	71,047
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income before non-controlling interests	$104,360	$105,852	$296,242	$283,965
Other comprehensive (loss)/income, net of tax:
Foreign currency translation	(115,570)	(797)	(300,403)	87,938
Defined pension and post-retirement benefit costs	1,754	2,806	7,473	9,337
Hedge effectiveness	560	292	1,458	(738)
Available-for-sale securities	122	(483)	(113)	(261)
Other comprehensive (loss)/income before non-controlling interests	(113,134)	1,818	(291,585)	96,276
Comprehensive (loss)/income before non-controlling interests	(8,774)	107,670	4,657	380,241
Comprehensive (loss)/income attributable to non-controlling interest	(19)	3,325	(418)	6,422
Comprehensive (loss)/income (attributable to common stockholders)	$(8,755)	$104,345	$5,075	$373,819
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Cash and cash equivalents	$690,408	$727,849
Fiduciary assets	24,026	12,010
Short-term investments	69,177	122,761
Receivables from clients:
Billed, net of allowances of $10,918 and $8,075	484,791	507,213
Unbilled, at estimated net realizable value	340,924	314,020
	825,715	821,233
Other current assets	143,181	124,645
Total current assets	1,752,507	1,808,498
Fixed assets, net	370,175	374,444
Deferred income taxes	56,763	79,103
Goodwill	2,112,107	2,313,058
Intangible assets, net	579,575	657,293
Other assets	439,531	395,390
Total Assets	$5,310,658	$5,627,786
Liabilities
Accounts payable, accrued liabilities and deferred income	$390,846	$404,760
Employee-related liabilities	479,117	518,532
Fiduciary liabilities	24,026	12,010
Term loan - current	25,000	25,000
Other current liabilities	55,143	74,297
Total current liabilities	974,132	1,034,599
Revolving credit facility	—	—
Term loan	181,250	200,000
Accrued retirement benefits and other employee-related liabilities	671,413	768,024
Professional liability claims reserve	238,549	225,959
Other noncurrent liabilities	257,270	288,255
Total Liabilities	2,322,614	2,516,837
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 issued and 69,451,434 and 70,338,891 outstanding	746	746
Additional paid-in capital	1,869,270	1,849,119
Treasury stock, at cost — 5,101,227 and 4,213,770 shares	(402,323)	(286,182)
Retained earnings	1,987,231	1,722,927
Accumulated other comprehensive loss	(480,503)	(189,702)
Total Stockholders’ Equity	2,974,421	3,096,908
Non-controlling interest	13,623	14,041
Total Equity	2,988,044	3,110,949
Total Liabilities and Total Equity	$5,310,658	$5,627,786
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income before non-controlling interests	$296,242	$283,965
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	19,086	4,241
Depreciation	80,312	73,967
Amortization of intangible assets	49,849	57,402
Gain on sale of discontinued operations, pretax	—	(23,631)
Provision for deferred income taxes	23,727	64,052
Stock-based compensation	26,323	16,045
Other, net	1,696	(3,743)
Changes in operating assets and liabilities
Receivables from clients	(91,506)	16,846
Fiduciary assets	(12,016)	113,017
Other current assets	(10,850)	1,016
Other noncurrent assets	3,269	(6,432)
Accounts payable, accrued liabilities and deferred income	(10,501)	(34,948)
Employee-related liabilities	12,003	(128,510)
Fiduciary liabilities	12,016	(113,017)
Accrued retirement benefits and other employee-related liabilities	(92,254)	(113,690)
Professional liability claims reserves	21,801	9,418
Other current liabilities	13,709	(607)
Other noncurrent liabilities	(29,385)	(14,141)
Income tax related accounts	(43,032)	21,501
Cash flows from operating activities	270,489	222,751
Cash flows used in investing activities:
Cash paid for business acquisitions	(1,255)	(210,814)
Cash transferred with discontinued operations	—	(25,066)
Proceeds from discontinued operations	—	256,953
Cash acquired from business acquisitions	—	3,949
Fixed assets and software for internal use	(48,540)	(50,825)
Capitalized software costs	(46,478)	(36,596)
Purchases of investments of consolidated variable interest entity	—	(109,510)
Purchases of held-to-maturity investments	(202,757)	(14,994)
Redemptions of held-to-maturity investments	232,178	—
Purchases of available-for-sale securities	(8,449)	(44,891)
Sales and redemptions of available-for-sale securities	29,164	74,246
Cash flows used in investing activities	(46,137)	(157,548)
Cash flows (used in)/from financing activities:
Borrowings under credit facility	275,000	220,600
Repayments under credit facility	(275,000)	(220,600)
Repayments of notes payable	(18,750)	(18,750)
Cash received from consolidated variable interest entity	—	109,510
Contingent retention liability	—	21,746
Cash paid on retention liability	(10,338)	(1,939)
Dividends paid	(30,659)	(11,165)
Repurchases of common stock	(133,849)	(74,506)
Payroll tax payments on vested shares	(10,764)	(7,457)
Excess tax benefits	4,603	9,800
Cash flows (used in)/from financing activities	(199,757)	27,239
Effect of exchange rates on cash	(62,036)	11,713
(Decrease)/increase in cash and cash equivalents	(37,441)	104,155
Cash and cash equivalents at beginning of period	727,849	532,805
Cash and cash equivalents at end of period	$690,408	$636,960

Supplemental disclosures:
Cash paid for interest	$2,231	$2,831
Cash paid for income taxes, net of refunds	$163,674	$45,414
Transfers into consolidated investment funds	$—	$223,212
Deconsolidation of investment funds	$—	$339,019
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net income	—	—	—	—	—	—	276,908	—	7,057	283,965
Other comprehensive income/(loss)	—	—	—	—	—	—	—	96,911	(635)	96,276
Repurchases of common stock	—	—	—	—	—	(74,506)	—	—	—	(74,506)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(7,457)	—	—	—	(7,457)
Exercises of stock options	—	—	—	—	(4,380)	5,064	—	—	—	684
Vesting of restricted stock units	—	—	—	—	(24,934)	18,126	—	—	—	(6,808)
Acquisitions	—	—	—	—	6,717	—	—	—	(6,297)	420
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	332,722	332,722
Deconsolidation of redeemable non-controlling interest from variable interest entity	—	—	—	—	—	—	—	—	(339,019)	(339,019)
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(20,905)	—	—	(20,905)
Excess tax benefits	—	—	—	—	9,800	—	—	—	—	9,800
Stock-based compensation	—	—	—	—	17,082	—	—	—	—	17,082
Conversion of Class B shares to Class A shares	5,374	54	(5,374)	(54)	—	—	—	—	—	—
Balance as of March 31, 2014	74,552	$746	—	$—	$1,854,733	$(280,416)	$1,650,410	$(202,553)	$14,168	$3,037,088

Balance as of June 30, 2014	74,552	$746	—	$—	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949
Net income	—	—	—	—	—	—	295,876	—	366	296,242
Other comprehensive loss	—	—	—	—	—	—	—	(290,801)	(784)	(291,585)
Repurchases of common stock	—	—	—	—	—	(133,849)	—	—	—	(133,849)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	—	—	(8,001)	—	—	—	(8,001)
Exercises of stock options	—	—	—	—	(7,168)	14,471	—	—	—	7,303
Vesting of restricted stock units	—	—	—	—	(3,607)	11,238	—	—	—	7,631
Class A Common Stock:
Cash dividends declared	—	—	—	—	—	—	(31,572)	—	—	(31,572)
Excess tax benefits	—	—	—	—	4,603	—	—	—	—	4,603
Stock-based compensation	—	—	—	—	26,323	—	—	—	—	26,323
Balance as of March 31, 2015	74,552	$746	—	$—	$1,869,270	$(402,323)	$1,987,231	$(480,503)	$13,623	$2,988,044
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
Our fiscal year 2015 began July 1, 2014 and ends June 30, 2015.
The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2015. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
As discussed further in Note 2 – Acquisitions and Divestitures, we have classified the operating results of our reinsurance and property and casualty insurance brokerage business as discontinued operations for all periods presented in our condensed consolidated statements of operations. This business was sold in November 2013.
Recent Accounting Pronouncements.
Not yet adopted
On May 28, 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update ("ASU") 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016, and early adoption is prohibited. However, the FASB recently proposed a one-year deferral of the adoption date allowing for early adoption. An ASU has not yet been released with this position. The Company is currently evaluating the impact of adopting this provision.
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
On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification ("ASC") 810 and significantly changes the consolidation analysis required under U.S. GAAP. Generally, the changes were made to introduce the concepts of principal versus agency relationships and to integrate them into the existing rules. The amendments rescind the indefinite deferral of ASU 2009-17 for investment funds and will impact the determination of whether an entity is a variable interest entity; the evaluation of a service provider's fees when identifying variable interests; and the extent to which related party interests are considered in the consolidation conclusion. For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities (including during an interim period), but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company plans to early adopt the ASU in our fourth quarter of fiscal year 2015, and is still in the process of evaluating the impact to Towers Watson.
On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public companies, the ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of adopting this provision.
Adopted
On June 7, 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946. The ASU (1) introduces new disclosure requirements that apply to all investment companies and, (2) amends the measurement criteria for certain interests in other investment companies. The ASU also amends the requirements in ASC 810 related to qualifying for the “investment-company deferral” in ASU 2010-10, as well as the requirements in ASC 820 related to qualifying for the “net asset value practical expedient” in ASU 2009-12. We manage certain funds that are considered variable interest entities and for which our management fee is considered a variable interest. These funds qualify for the “investment-company deferral” in ASU 2010-10, and therefore are subject to the consolidation guidance prior to the issuance of ASU 2009-17. The ASU is effective for annual periods that begin after December 15, 2013 and interim periods within those annual periods. Early adoption is prohibited. The Company has evaluated whether these funds continued to qualify for the “investment-company deferral” based on the amended investment company criteria proscribed by ASU 2013-08 and concluded that there were no changes to the Company's original assessments. Therefore, there is no impact to the Company's financial statements or disclosures.
Note 2 — Acquisitions and Divestitures.
Acquisitions
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a business focused on developing and delivering private benefit exchanges for active employees, for $204.3 million in cash and assumed equity awards valued at $8.0 million. See Note 11 for further information on the assumed equity awards. The Liazon business initially became a new line of business, which complements our other offerings under the Exchange Solutions segment, and is currently part of the Active Exchanges practice after the segment reorganization which became effective July 1, 2014. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in both the Exchange Solutions segment and in our condensed consolidated financial statements.
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
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business did not preclude discontinued operations presentation, and the Company therefore classified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our condensed consolidated statements of operations. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three and nine months ended March 31, 2014:

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenue from discontinued operations	$—	$63,762

(Loss)/income from discontinued operations before taxes	(1,037)	23,361
Tax expense on discontinued operations	188	8,989
Net (loss)/income from discontinued operations	$(1,225)	$14,372

Gain from sale of discontinued operations	5,151	23,631
Tax (credit)/expense on gain from sale of discontinued operations	(13)	32,023
Net income/(loss) from sale of discontinued operations	5,164	(8,392)
Total net income from discontinued operations	$3,939	$5,980
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
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at March 31, 2015 is carried at fair value on the accompanying condensed consolidated balance sheets (see Note 5 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
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
Note 3 — Investments.
Held-to-maturity - Our held-to-maturity investments are comprised of term deposits, certificates of deposit, and certain bonds with original maturities greater than 90 days. As of March 31, 2015 and June 30, 2014, all held-to-maturity investments were included in short-term investments in the accompanying condensed consolidated balance sheet. Proceeds from maturities of held-to-maturity investments were $232.2 million during the nine months ended March 31, 2015, resulting in immaterial realized gains. There were no proceeds from maturities of held-to-maturity investments during the nine months ended March 31, 2014.
Available-for-sale - Our available-for-sale securities are comprised of equity securities and mutual funds / exchange-traded funds. Proceeds from sales and maturities of investments of available-for-sale securities during the nine months ended March 31, 2015 were $29.2 million, resulting in immaterial gains. Proceeds from sales and maturities of investments of available-for-sale securities during the nine months ended March 31, 2014 were $74.2 million, resulting in realized gains of $0.8 million that is reflected as income from discontinued operations on the condensed consolidated statement of operations.
Additional information on the Company's investments is provided in the following table as of March 31, 2015 and June 30, 2014:

	As of March 31, 2015				As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposits	$20,229	$—	$—	$20,229	$107,556	$—	$—	$107,556
Fixed income securities	43,830	—	—	43,830	—	—	—	—
Available-for-sale:
Equity securities	102	—	(10)	92	126	7	(3)	130
Mutual funds and exchange-traded funds	5,017	9	—	5,026	15,033	42	—	15,075
Total Short-Term Investments:	69,178	9	(10)	69,177	122,715	49	(3)	122,761
Other Assets:
Available-for-sale:
Mutual funds and exchange-traded funds	36,975	51	—	37,026	42,147	451	—	42,598
Total Investments in Other Assets	$36,975	$51	$—	$37,026	$42,147	$451	$—	$42,598
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase date. For fixed income securities, amortized cost represents the face value of the bond plus the unamortized portion of the bond premium as of the date presented. There were no material investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses as of March 31, 2015 was $0.1 million. The aggregate fair value of investments with unrealized losses as of June 30, 2014 was immaterial.
Note 4 — Goodwill and Intangible Assets.
The components of goodwill are outlined below for the nine months ended March 31, 2015:

	Benefits	Risk and Financial Services	Talent and Rewards	Exchange Solutions	All Other	Total
Balance as of June 30, 2014	$1,290,789	$391,549	$113,862	$515,644	$1,214	$2,313,058
Goodwill related to acquisitions	—	—	—	(1,255)	—	(1,255)
Goodwill reallocated in segment restructuring	(54,052)	—	—	54,052	—	—
Translation adjustment	(139,149)	(48,399)	(12,148)	—	—	(199,696)
Balance as of March 31, 2015	$1,097,588	$343,150	$101,714	$568,441	$1,214	$2,112,107
Included in the Benefits and Exchange Solutions information is a $54.1 million preliminary reclassification of goodwill related to the segment reorganization, which was effective on July 1, 2014. See Note 13 for additional information regarding the segment reorganization.
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the nine months ended March 31, 2015:

	Customer related intangible	Core/ developed technology	Favorable lease agreements	Total
Balance as of June 30, 2014	$198,855	$75,827	$2,617	$277,299
Amortization	(32,615)	(17,234)	(710)	(50,559)
Translation adjustment	(12,369)	(754)	(35)	(13,158)
Balance as of March 31, 2015	$153,871	$57,839	$1,872	$213,582
We record amortization related to our intangible assets. Exclusive of the amortization of our favorable lease agreements, for the three and nine months ended March 31, 2015, we recorded $15.0 million and $49.8 million, respectively, of amortization, and for the three and nine months ended March 31, 2014, we recorded $19.4 million and $57.4 million, respectively, of amortization. These amounts include amortization that has been classified within income from discontinued operations on the accompanying condensed consolidated statements of operations.
Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets was $366.0 million and $380.0 million as of March 31, 2015 and June 30, 2014, respectively. The change during the period was due to foreign currency translation.
Our acquired unfavorable lease liabilities were $7.9 million and $10.2 million as of March 31, 2015 and June 30, 2014, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the nine months ended March 31, 2015 was comprised primarily of a reduction to rent expense of $2.2 million.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of March 31, 2015 and June 30, 2014:

	As of March 31, 2015		As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trade name	$150	$150	$520	$520
Customer related intangibles	358,123	204,252	391,201	192,346
Core/developed technology	162,869	105,030	175,948	100,121
Favorable lease agreements	6,292	4,420	6,488	3,871
Total finite-lived intangible assets	$527,434	$313,852	$574,157	$296,858

Unfavorable lease agreements	22,873	14,935	24,818	14,588
Total finite-lived intangible liabilities	$22,873	$14,935	$24,818	$14,588
Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2015 was 4.5 years.
The table below reflects the following for the remainder of fiscal year 2015 and for subsequent fiscal years:
1) Future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and
2) The rent offset resulting from the amortization of the net lease intangible assets and liabilities:

Fiscal year ending June 30,	Amortization	Rent (Offset) Expense
2015	$19,308	$(429)
2016	53,079	(1,604)
2017	49,222	(1,871)
2018	41,466	(1,981)
2019	27,155	(315)
Thereafter	21,480	134
Total	$211,710	$(6,066)
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
Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

The following presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014:

	Fair Value Measurements on a Recurring Basis at March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$92	$—	$—	$92
Mutual funds / exchange traded funds	42,052	—	—	42,052
Derivatives:
Foreign exchange forwards (a)	—	2,673	—	2,673
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	1,320	—	1,320
Contingent Liabilities:
Retention bonus liability (b)	—	—	9,923	9,923

	Fair Value Measurements on a Recurring Basis at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$130	$—	$—	$130
Mutual funds / exchange traded funds	57,673	—	—	57,673
Derivatives:
Foreign exchange forwards (a)	—	639	—	639
Liabilities:
Derivatives:
Foreign exchange forwards (a)	—	550	—	550
Contingent Liabilities:
Retention bonus liability (b)	—	—	19,998	19,998
_________________________

(a)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the accompanying condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

(b)
This liability is included in other current liabilities and other noncurrent liabilities at June 30, 2014, and other current liabilities at March 31, 2015, on the accompanying condensed consolidated balance sheet. The fair value was determined using a discounted cash flow model.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2015, we recorded losses of $1.1 million for instruments still held at March 31, 2015. For the three and nine months ended March 31, 2014, we recorded gains of $0.1 million for instruments still held at March 31, 2014. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at March 31, 2015 or 2014.
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

Transfers in and out of Level 1 and 2
There were no securities transferred between Level 1 and Level 2 for the three and nine months ended March 31, 2015 or the year ended June 30, 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit-adjusted interest rate of 1.7% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 10.0%, which would have resulted in values of $10.0 million and $9.2 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $10.1 million and $9.6 million, respectively.

Fair Value Measurements using significant unobservable inputs (Level 3):
Beginning balance - June 30, 2014	$(19,998)
Payments	10,338
Unrealized gains/(losses)	(263)
Ending balance - March 31, 2015	$(9,923)
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecasted collections. We have designated these derivatives as cash flow hedges of the forecasted foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At March 31, 2015, the longest outstanding maturity was 15 months. As of March 31, 2015, a net $2.4 million pretax gain was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized.
As of March 31, 2015 and June 30, 2014, we had cash flow and economic hedges with a notional value of $57.1 million and $49.5 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of March 31, 2015 and June 30, 2014 was an asset of $1.4 million and an asset of $0.1 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of March 31, 2015 and June 30, 2014 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		March 31, 2015	June 30, 2014		March 31, 2015	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$2,671	$618	Accounts payable, accrued liabilities and deferred income	$(129)	$(513)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	2	21	Accounts payable, accrued liabilities and deferred income	(1,191)	(37)
Total derivative assets (liabilities)		$2,673	$639		$(1,320)	$(550)
The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended March 31, 2015 and 2014 are as follows:

Three Months Ended March 31,	Gain recognized in OCI (effective portion)		Location of gain/(loss) reclassified from OCI into income (effective portion)	Gain/(loss) reclassified from OCI into income (effective portion)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange forwards	$1,656	$85	General and administrative expenses	$824	$(520)	General and administrative expenses	$49	$(4)
Total	$1,656	$85		$824	$(520)		$49	$(4)

Nine Months Ended March 31,	Gain/(loss) recognized in OCI (effective portion)		Location of gain reclassified from OCI into income (effective portion)	Gain reclassified from OCI into income (effective portion)		Location of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange forwards	$3,430	$(1,978)	General and administrative expenses	$1,105	$852	General and administrative expenses	$62	$(1)
Total	$3,430	$(1,978)		$1,105	$852		$62	$(1)
Included in the notional values above are $23.0 million and $24.2 million as of March 31, 2015 and June 30, 2014, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 are as follows:

		(Loss)/gain recognized in income
		Three Months Ended March 31,		Nine Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of (loss)/gain recognized in income	2015	2014	2015	2014
Foreign exchange forwards	General and administrative expenses	$(2,567)	$(365)	$(5,151)	$697
Total		$(2,567)	$(365)	$(5,151)	$697
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
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	North America	Europe	North America	Europe
Service cost	$17,636	$954	$17,493	$3,054
Interest cost	34,168	9,616	35,062	10,182
Expected return on plan assets	(52,661)	(13,536)	(46,968)	(11,457)
Settlement	—	3,972	—	—
Amortization of net loss	4,353	2,470	5,473	2,235
Amortization of prior service (credit)/cost	(2,095)	10	(2,095)	10
Other	—	148	—	—
Net periodic benefit cost	$1,401	$3,634	$8,965	$4,024

	Nine Months Ended March 31,
	2015		2014
	North America	Europe	North America	Europe
Service cost	$53,529	$7,516	$52,819	$9,162
Interest cost	103,320	29,933	105,628	30,545
Expected return on plan assets	(159,029)	(39,294)	(141,375)	(34,370)
Settlement	—	3,972	—	—
Amortization of net loss	13,304	8,895	16,597	6,706
Amortization of prior service (credit)/cost	(6,285)	31	(6,284)	31
Other	—	148	—	—
Net periodic benefit cost	$4,839	$11,201	$27,385	$12,074
The decrease in our North American pension expense was primarily driven by an increase in the expected return on assets. This higher expected return in fiscal year 2015 relates to larger pension asset values at the beginning of the fiscal year caused by favorable investment returns in fiscal year 2014.

Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Service cost	$318	$365	$960	$1,097
Interest cost	2,020	2,216	6,115	6,647
Expected return on plan assets	(24)	(28)	(72)	(84)
Amortization of net gain	(441)	(436)	(1,321)	(1,309)
Amortization of prior service credit	(1,726)	(1,751)	(5,179)	(5,253)
Net periodic benefit cost	$147	$366	$503	$1,098
Employer Contributions to Defined Benefit Pension Plans
The Company made $31.1 million in contributions to the North American plans during the first nine months of fiscal year 2015, and anticipates making $0.4 million in contributions over the remainder of the fiscal year. The Company made $35.3 million in contributions to European plans during the first nine months of fiscal year 2015, and anticipates making $13.3 million in contributions over the remainder of the fiscal year.
Defined Contribution Plans
The cost of the Company's contributions to the various U.S. defined contribution plans amounted to $10.3 million and $9.9 million for the three months ended March 31, 2015 and 2014, respectively, and to $21.4 million and $22.3 million for the nine months ended March 31, 2015 and 2014, respectively.
The cost of the Company's contributions to the various U.K. defined contribution plans amounted to $4.9 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively, and to $14.8 million and $15.1 million for each of the nine months ended March 31, 2015 and 2014, respectively.
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
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the nine months ended March 31, 2015 and 2014, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.40% and 1.93%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of March 31, 2015, we were in compliance with our covenants.

As of March 31, 2015, Towers Watson had no outstanding borrowings under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the nine months ended March 31, 2015 and 2014 was 1.41% and 1.42%, respectively. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At March 31, 2015, the balance on the Term Loan was $206.5 million.
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
Legal Proceedings
From time to time, Towers Watson and its subsidiaries are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. Towers Watson was formed on January 1, 2010, upon the merger (the “Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), and its subsidiaries include both Watson Wyatt and Towers Perrin. The matters reported on below relate to certain pending claims or demands against Towers Watson and its subsidiaries. We do not expect the impact of claims or demands not described below to be material to Towers Watson’s financial statements. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2015, we had a $181.3 million IBNR liability balance, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
In a settlement agreement dated October 31, 2014, the Company, plaintiffs, and Teck agreed to resolve all claims in this litigation. The settlement agreement is subject to court approval. Based on all of the information to date, the Company believes the likelihood of a material loss is remote.

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
Meriter Health Services
On January 12, 2015, Towers Watson Delaware Inc. ("TWDE"), a wholly-owned subsidiary of the Company, was served with a Summons and Complaint (the "Complaint") on behalf of Meriter Health Services, Inc. ("Meriter"), plan sponsor of the Meriter Health Services Employee Retirement Plan (the “Plan”).  The Complaint was filed in Wisconsin State Court in Dane County; on February 12, 2015, the Complaint was removed to the United States District Court for the Western District of Wisconsin. On March 10, 2015, Meriter filed a Motion to Remand, seeking to transfer the Complaint back to Wisconsin State Court in Dane County.

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
In 2010, a putative class action lawsuit related to the Plan was filed by Plan participants against Meriter alleging a number of claims involving ERISA. The lawsuit was settled in 2015 for $82 million. While the Complaint does not include a specific, quantified demand, it does refer to the $82 million paid out by Meriter in settlement of the class action, and other damages which are not specified in the Complaint. On April 13, 2015, TWDE and other defendants filed with the court their respective Answers to the Complaint.
Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWDE disputes the allegations, and intends to defend the matter vigorously.
Note 9 — Variable Interest Entities.
We offer integrated solutions that include different combinations of investment management or consulting, pension administration, and actuarial services, through funding vehicles holding approximately $4.2 billion of assets in entities that are considered variable interest entities ("VIEs") and for which our management fee is considered a variable interest. In addition, some of the investments in these entities are held by the Company's retirement plans, which are considered related parties.
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
We are not the primary beneficiary and therefore do not consolidate any of the funds as of March 31, 2015 or June 30, 2014. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees (which are not material) and any potential increase to pension funding obligation due to losses incurred by the funds in which the Company's retirement plans are invested. The Company has no obligation to provide financial or other support to these VIEs, other than guarantees to provide the minimum statutorily-mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
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

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2014	$2,271	$144	$(79)	$65	$344	$(114)	$230	$(262,902)	$70,634	$(192,268)
Other comprehensive income/(loss) before reclassifications	(299,628)	3,430	(1,279)	2,151	(115)	46	(69)	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(1,105)	412	(693)	(35)	—	(35)	9,314	(1,841)	7,473
Net current-period other comprehensive income/(loss)	(299,628)	2,325	(867)	1,458	(150)	46	(104)	9,314	(1,841)	7,473
As of March 31, 2015	$(297,357)	$2,469	$(946)	$1,523	$194	$(68)	$126	$(253,588)	$68,793	$(184,795)
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

Note 11 — Share-Based Compensation.
Restricted Stock Units
Executives and Employees
The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program ("LTIP") and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on certain RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.
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
The following table presents key information with regard to each of the awards that had been granted as of March 31, 2015:

Plan	Performance Period	RSUs Awarded	Grant Date Stock Price	Assumed Forfeiture Rate
2015 LTIP	July 1, 2014 to June 30, 2017	82,350	$100.02 and $131.35	None
2014 LTIP	July 1, 2013 to June 30, 2016	65,355	$105.90 and $110.70	None
2013 LTIP	July 1, 2012 to June 30, 2015	121,075	$54.59	None
2014 ES LTIP	July 1, 2013 to June 30, 2016	30,192	$91.43	None
2014 SEP	July 1, 2014 to June 30, 2017	112,464	$106.89	5%
2013 SEP	July 1, 2013 to June 30, 2016	131,286	$91.43	5%
2012 SEP	July 1, 2012 to June 30, 2015	147,503	$53.93	5%
Total expense related to our LTIP and SEP awards, and other miscellaneous RSU awards for the three months ended March 31, 2015 and 2014 was $7.4 million and $3.1 million, respectively, and $23.5 million and $13.5 million for the nine months ended March 31, 2015 and 2014, respectively.

Outside Directors
The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors for service on the board of directors. During the three months ended September 30, 2014, 8,059 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2015. During the three months ended September 30, 2013, 10,251 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2014. We recorded stock-based compensation expense related to these grants in the amount of $0.1 million for both the three months ended March 31, 2015 and 2014, and $0.8 million for both the nine months ended March 31, 2015 and 2014.
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
Total expense related to our acquired plans for the three months ended March 31, 2015 and 2014 was $0.4 million and $1.0 million, respectively, and $2.0 million and $2.3 million for the nine months ended March 31, 2015 and 2014, respectively.
Note 12 — Income Taxes.
Provision for income taxes on continuing operations for the three and nine months ended March 31, 2015 was $59.0 million and $158.5 million, respectively, compared to $39.2 million and $96.3 million, respectively, for the three and nine months ended March 31, 2014. The effective tax rate was 34.8% for the nine months ended March 31, 2015 and 25.7% for the nine months ended March 31, 2014. The prior year effective tax rate was lower due to income tax benefits on the release of uncertain tax positions of 4.8% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.0% in connection with the enacted statutory tax rate reduction in the U.K., offset by a current year shift in the geographical mix of earnings, primarily increases in the U.S.
We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $34.7 million, excluding interest and penalties. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $7.7 million to $14.6 million, excluding interest and penalties.

On April 15, 2015, the Company was issued a letter from the Internal Revenue Service accepting examination findings for the fiscal years 2012 and 2013. As a result, in the fourth quarter of fiscal year 2015, the Company expects the liability for uncertain tax positions to be reduced by $7.2 million, including interest and penalties, which will result in a cash settlement of approximately $2.3 million and an income tax benefit of approximately $2.7 million recorded in the statement of operations.
Note 13 — Segment Information.
Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Exchange Solutions

•	Risk and Financial Services

•	Talent and Rewards
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
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business, and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We have reclassified certain portions of the revenue (net of reimbursable expenses) and net operating income previously reflected in the Benefits segment in the quarterly filing for the three and nine months ended March 31, 2014 to conform to the current segment alignment within Exchange Solutions. The reorganization had no impact on the Risk and Financial Services and Talent and Rewards segments.
The table below presents revenue (net of reimbursable expenses) for the continuing operations of the reported segments for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Benefits	$495,689	$500,795	$1,449,729	$1,388,890
Exchange Solutions	96,963	74,170	277,169	201,567
Risk and Financial Services	156,212	174,382	458,516	477,343
Talent and Rewards	140,103	127,572	477,370	451,464
Total revenue (net of reimbursable expenses)	$888,967	$876,919	$2,662,784	$2,519,264
The table below presents net operating income for the continuing operations of the reported segments for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Benefits	$190,873	$172,445	$521,655	$440,084
Exchange Solutions	20,803	17,037	47,277	34,518
Risk and Financial Services	49,670	53,047	126,975	109,976
Talent and Rewards	27,946	11,558	132,357	108,718
Total net operating income	$289,292	$254,087	$828,264	$693,296

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported from continuing operations for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Total segment revenue	$888,967	$876,919	$2,662,784	$2,519,264
Reimbursable expenses and other	31,747	27,914	93,959	83,663
Revenue	$920,714	$904,833	$2,756,743	$2,602,927
Net Operating Income:
Total segment net operating income	$289,292	$254,087	$828,264	$693,296
Differences in allocation methods (1)	(1,180)	(6,885)	26,204	9,970
Amortization of intangibles	(15,033)	(19,380)	(49,849)	(56,963)
Transaction and integration expenses	—	(241)	—	(1,049)
Stock-based compensation (2)	(4,729)	(2,362)	(16,019)	(7,707)
Discretionary compensation	(97,533)	(75,712)	(300,912)	(225,919)
Payroll tax on discretionary compensation	(5,861)	(5,335)	(17,707)	(13,978)
Other, net	(479)	(5,749)	(12,496)	(28,380)
Income from operations	$164,477	$138,423	$457,485	$369,270
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

Note 14 — Subsequent Events.
On April 23, 2015, Towers Watson acquired Saville Consulting Group, Ltd. ("Saville") for £42.0 million of cash consideration. Saville is a U.K. and Jersey-based global psychometric assessment business. Its principal activities include helping employers to improve the match between people, work and organizations through the development and sale of objective psychometric assessment tools and related user training and consultancy services. Saville will be aligned with our Data, Surveys and Technology line of business within our Talent and Rewards segment. In addition to the cash consideration, additional amounts are expected to be paid in the form of retention and recorded as compensation over the retention periods. We expect to record the preliminary fair value of intangible and tangible assets received and liabilities assumed and the consideration transferred in the fourth quarter of fiscal year 2015.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Business Overview
Towers Watson is a leading global professional services firm operating from 113 markets in 37 countries throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
We bring together professionals from around the world — experts in their areas of specialty — to deliver the perspectives that give organizations a clear path forward. We do this by offering consulting, technology and solutions and private exchanges in four principal areas: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards.
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
We derive the majority of our revenue from fees for consulting services. Approximately 60% of these arrangements are billed at standard hourly rates and expense reimbursement, which we refer to as time and expense basis. The remaining 40% of these arrangements are billed on a fixed-fee basis. Clients are typically invoiced on a monthly basis, with revenue generally recognized as services are performed. No single client accounted for more than 1% of our consolidated revenues for any of our three most recent fiscal years.
Economic and Competitive Factors
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
Financial Statement Overview
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the periods indicated.
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
Revenue	$920,714	100%	$904,833	100%	$2,756,743	100%	$2,602,927	100%
Operating expenses	756,237	82%	766,410	85%	2,299,258	83%	2,233,657	86%
Income from operations	164,477	18%	138,423	15%	457,485	17%	369,270	14%
Non-operating (loss)/income	(1,092)	—%	2,721	—	(2,784)	—%	5,037	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	163,385	18%	141,144	16%	454,701	16%	374,307	14%
Provision for income taxes	59,025	6%	39,231	4%	158,459	6%	96,322	4%
INCOME FROM CONTINUING OPERATIONS	104,360	11%	101,913	11%	296,242	11%	277,985	11%
Income from discontinued operations, net of tax of $0, $175, $0, and $41,012	—	—	3,939	—	—	—%	5,980	—
NET INCOME BEFORE NON-CONTROLLING INTERESTS	104,360	11%	105,852	12%	296,242	11%	283,965	11%
Less: Income attributable to non-controlling interests	218	—%	3,346	—%	366	—%	7,057	—%
NET INCOME (attributable to common stockholders)	$104,142	11%	$102,506	11%	$295,876	11%	$276,908	11%
Diluted earnings per share (attributable to common stockholders)	$1.49		$1.45		$4.22		$3.90
Revenue
Revenue for the three months ended March 31, 2015 was $920.7 million, compared to $904.8 million for the three months ended March 31, 2014, an increase of $15.9 million, or 1.8%. Revenue for the nine months ended March 31, 2015 was $2.8 billion, compared to $2.6 billion for the nine months ended March 31, 2014, an increase of $153.8 million, or 5.9%. This growth in revenue was driven by our Benefits, Exchange Solutions and Talent and Rewards segments, offset by our Risk and Financial Services segment. The Benefits segment contributed in the areas of bulk lump sum projects, healthcare consulting and pension administration. Our Exchange Solutions segment revenue growth was due to increased enrollments and increased health and welfare administration work. The Risk and Financial Services segment experienced growth in recurring software sales, which was more than offset by lower consulting demand. Our Talent and Rewards segment revenue growth was due to consulting work in support of M&A activity, seasonal benefit enrollment work and the timing of survey delivery. Our Exchange Solutions segment revenue growth was due to increased enrollments and increased health and welfare administration work.
Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the nine months ended March 31, 2015 and the fiscal years ended June 30, 2014 and 2013. For the nine months ended March 31, 2015 and for the fiscal year ended June 30, 2014, the information provided excludes the Brokerage business, which was sold in November 2013.

	Nine Months Ended	Fiscal Year
	March 31, 2015	2014	2013
United States	56%	53%	53%
United Kingdom	20	20	22
Canada	5	6	6
Germany	4	5	4
Netherlands	2	2	2
Our results from operations can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the three and nine months ended March 31, 2015, currency translation decreased our consolidated revenue by $47.2 million and $61.8 million, respectively. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.
Adjusted EBITDA
Adjusted EBITDA for the third quarter of fiscal year 2015 was $205.4 million, compared to $182.5 million for the third quarter of fiscal year 2014. Adjusted EBITDA for the nine months ended March 31, 2015 was $587.3 million, compared to $500.5 million for the nine months ended March 31, 2014. A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is included in our Non-U.S. GAAP Measures section on this Form 10-Q.
The increase in Adjusted EBITDA for the third quarter of fiscal year 2015 was primarily driven by growth in revenues and decreases in operating expenses, primarily in the areas of professional insurance and foreign currency transaction expense.
The increase in Adjusted EBITDA for the nine months ended March 31, 2015 was primarily driven by growth in revenues. This growth was offset by increases in operating expenses, primarily in the areas of salaries and employee benefits, where increased profitability for the year drove increased discretionary compensation expense.
Net Income (attributable to common stockholders)
Net income for the third quarter of fiscal year 2015 was $104.1 million, compared to $102.5 million for the third quarter of fiscal year 2014. Net income for the nine months ended March 31, 2015 was $295.9 million, compared to $276.9 million for the nine months ended March 31, 2014.
The increase in net income for the third quarter of fiscal year 2015 was primarily driven by growth in revenues and decreases in operating expenses, primarily in the areas of professional insurance and foreign currency expenses. The increase in pre-tax income was offset by an increase in the tax provision driven by a lower prior year effective tax rate due to income tax benefits from the release of a valuation allowance and a current year shift in the geographical mix of earnings, primarily increases in the U.S.
The increase in net income for the nine months ended March 31, 2015 was primarily driven by growth in revenues. This growth was offset by increases in operating expenses, primarily in the areas of salaries and employee benefits where increased profitability for the year drove increased discretionary compensation expense. This net increase in operating income was offset by an increase in the tax provision driven by a lower prior year effective tax rate due to income tax benefits from the release of uncertain tax positions and a statutory rate reduction in the U.K.
Net income can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the three and nine months ended March 31, 2015, currency translation decreased our consolidated net income by $5.9 million and $11.1 million, respectively. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.

Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for the third quarter of fiscal year 2015 was $1.49, compared to $1.45 for the third quarter of fiscal year 2014. Diluted earnings per share for the nine months ended March 31, 2015 was $4.22, compared to $3.90 for the nine months ended March 31, 2014.
Increases in diluted earnings per share for the for the three and nine months ended March 31, 2015 were driven in part by the respective increases in net income as discussed, as well as the share repurchases made over the previous twelve months.
Segment Analysis
We provide services in four business segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards.
Towers Watson employed approximately 15,400 and 14,800 full-time associates as of March 31, 2015 and June 30, 2014, respectively, in the following segments (amounts presented at June 30, 2014 have been adjusted from previously disclosed amounts to reflect the segment organization which took effect on July 1, 2014):

	March 31, 2015	June 30, 2014
Benefits	6,700	6,600
Exchange Solutions	1,700	1,300
Risk and Financial Services	1,900	2,000
Talent and Rewards	2,600	2,500
Other	600	500
Business Services (incl. Corporate and field support)	1,900	1,900
Total associates	15,400	14,800
Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.
Benefits Segment. The Benefits segment is our largest business segment. For the nine months ended March 31, 2015, the Benefits segment contributed 55% of our segment revenue. For the same period, approximately 43% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.
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

Revenue generated from each line of business within the Benefits segment for three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Retirement*	$348,008	$360,325	(3)%	(6)%	3%	—%	3%
Health and Group Benefits	79,781	73,316	9%	(1)%	10%	—%	10%
Technology and Administration Solutions	46,579	48,101	(3)%	(9)%	6%	—%	6%
International Consulting	21,321	19,053	12%	(6)%	18%	—%	18%
Total revenue (net of reimbursable expenses)	$495,689	$500,795	(1)%	(6)%	5%	—%	5%
*Includes headquarters
Benefits revenue was $495.7 million for the third quarter of fiscal year 2015, compared to $500.8 million for the third quarter of fiscal year 2014, a decrease of 1%. On an organic basis, our Benefits segment revenue grew 5%. Revenue increased in all lines of business and across all regions. Revenue from our Retirement business, which makes up a majority of the segment, increased 3% with revenue growth in all regions. The growth was driven by an increase in pension administration work in the Americas region, timing of commissions and an increase in valuation work in the EMEA region and an increase in consulting work in the Asia Pacific region. Our Health and Group Benefits business had a 10% revenue increase due to new plan management work and special projects in the Americas. Our Technology and Administration Solutions business experienced 6% revenue growth due to increased pension administration and special projects in EMEA. Our International business revenue increased 18% due to an increase in M&A activity in the Americas region.
Revenue generated from each line of business within the Benefits segment for nine months ended March 31, 2015 and March 31, 2014 are as follows:

	Nine Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Retirement*	$1,017,435	$992,216	3%	(3)%	6%	—%	6%
Health and Group Benefits	226,108	209,062	8%	(1)%	9%	—%	9%
Technology and Administration Solutions	144,279	130,783	10%	(4)%	14%	—%	14%
International Consulting	61,907	56,829	9%	(2)%	11%	—%	11%
Total revenue (net of reimbursable expenses)	$1,449,729	$1,388,890	4%	(3)%	7%	—%	7%
*Includes headquarters
Benefits revenue was $1.45 billion for the nine months ended March 31, 2015, compared to $1.39 billion for the nine months ended March 31, 2014, an increase of 4%. On an organic basis, our Benefits segment revenue grew 7%. Revenue increased in all lines of business and across all regions. Revenue from our Retirement business, which makes up a majority of the segment, increased 6%. The growth was primarily due to an increase in non-recurring bulk lump sum project work in the first half of the fiscal year and, in general, project activity in the Americas region, while commission activity helped drive growth in the EMEA region. Our Health and Group Benefits business had a 9% revenue increase, due to new plan management work and an increase in special projects in the Americas. Our Technology and Administration Solutions business experienced 14% revenue growth, due to non-recurring bulk lump sum projects in the first half of the fiscal year and increased project activity across all regions. Our International business experienced an 11% increase in revenue related to M&A activity in the Americas and EMEA regions.

Exchange Solutions Segment. Exchange Solutions accounted for approximately 10% of our segment revenue for the nine months ended March 31, 2015 and operates solely in the United States.
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. Therefore, beginning in fiscal year 2015, this segment has two lines of business:

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

•	Other — This business is comprised of two practices:

◦
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

◦
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
Revenue generated from each line of business within the Exchange Solutions segment for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Retiree & Access Exchanges*	$59,264	$44,995	32%	N/A	32%	—%	32%
Other	37,699	29,175	29%	N/A	29%	—%	29%
Total revenue (net of reimbursable expenses)	$96,963	$74,170	31%	N/A	31%	—%	31%
*Includes headquarters
Exchange Solutions revenue was $97.0 million for the third quarter of fiscal year 2015, compared to $74.2 million for the third quarter of fiscal year 2014, an increase of 31%. Exchange Solutions revenue is entirely denominated in U.S. dollars. Our Retiree and Access Exchanges revenue increased 32%. Revenues for this business are recognized over the related policy year and as such, the increase in the third quarter of fiscal year 2015 is driven by the addition of over 160,000 OneExchange Retiree members. Revenue in our Other business grew 29% primarily due to an expanded client base and a strong demand for special projects in our Health and Welfare Administration business.

Revenue generated from each line of business within the Exchange Solutions segment for the nine months ended March 31, 2015 and March 31, 2014 are as follows:

	Nine Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Retiree & Access Exchanges*	$166,543	$115,334	44%	N/A	44%	—%	44%
Other	110,626	86,233	28%	N/A	28%	5%	23%
Total revenue (net of reimbursable expenses)	$277,169	$201,567	38%	N/A	38%	3%	35%
*Includes headquarters
Exchange Solutions revenue was $277.2 million for the nine months ended March 31, 2015, compared to $201.6 million for the nine months ended March 31, 2014, an increase of 38%. Exchange Solutions revenue is entirely denominated in U.S. dollars. On an organic basis, our Exchange Solutions segment revenue grew 35%. Our Retiree and Access Exchanges revenue increased 44%. Revenues for this business are recognized over the related policy year and as such, the increase in the nine months of fiscal year 2015 is driven by strong annual enrollments and off-cycle enrollments in the prior year. Revenue in our Other business grew 23% driven by Health and Welfare new client wins in the prior year which had not yet gone-live in the first half of fiscal year 2014. The majority of the go-live dates for these clients occurred between January 2014 and August 2014. As of March 31, 2015 we had approximately 800,000 OneExchange Retiree members and approximately 275,000 lives on our Active Exchanges.
Risk and Financial Services Segment. The Risk and Financial Services segment accounted for 17% of our segment revenue for the nine months ended March 31, 2015. Approximately 72% of the segment’s revenue for the nine months ended March 31, 2015 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has two lines of business:

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
Revenue generated from each line of business within the Risk and Financial Services segment for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Risk Consulting and Software*	$98,442	$113,157	(13)%	(7)%	(6)%	—%	(6)%
Investment	57,770	61,225	(6)%	(8)%	2%	—%	2%
Total revenue (net of reimbursable expenses)	$156,212	$174,382	(10)%	(7)%	(3)%	—%	(3)%
*Includes headquarters
Risk and Financial Services revenue was $156.2 million for the third quarter of fiscal year 2015, compared to $174.4 million for the third quarter of fiscal year 2014, a decrease of 10%. On an organic basis, our Risk and Financial Services segment revenue decreased 3%. Risk Consulting and Software business revenue decreased 6% due to lower consulting demand, which more than offset the increase in software sales. Our Investment business experienced 2% revenue growth, due to an increase in performance fees.
Revenue generated from each line of business within the Risk and Financial Services segment for the nine months ended March 31, 2015 and March 31, 2014 are as follows:

	Nine Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Risk Consulting and Software*	$285,026	$295,757	(4)%	(3)%	(1)%	—%	(1)%
Investment	173,490	181,586	(4)%	(2)%	(2)%	—%	(2)%
Total revenue (net of reimbursable expenses)	$458,516	$477,343	(4)%	(3)%	(1)%	—%	(1)%
*Includes headquarters
Risk and Financial Services revenue was $458.5 million for the nine months ended March 31, 2015, compared to $477.3 million for the nine months ended March 31, 2014, a decrease of 4%. On an organic basis, our Risk and Financial Services segment revenue decreased 1%. Our Risk Consulting and Software business revenue decreased 1%, with lower consulting demand offsetting the growth in recurring software sales and growth in EMEA. The growth in EMEA was due to continued market stabilization, and better project management following the restructuring in fiscal year 2014. Our Investment business experienced a 2% revenue decline, reflecting a strong comparable in EMEA from the first half of fiscal year 2014, which had higher than normal project work and performance fees.
Talent and Rewards Segment. Talent and Rewards accounted for approximately 18% of our segment revenue for the nine months ended March 31, 2015. Approximately 46% of the segment’s revenue for the nine months ended March 31, 2015 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This segment has three lines of business:

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

Revenue generated from each line of business within the Talent and Rewards segment for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Executive Compensation	$34,980	$33,191	5%	(6)%	11%	—%	11%
Rewards, Talent and Communication*	58,694	49,749	18%	(6)%	24%	—%	24%
Data, Surveys and Technology	46,429	44,632	4%	(5)%	9%	—%	9%
Total revenue (net of reimbursable expenses)	$140,103	$127,572	10%	(5)%	15%	—%	15%
*Includes headquarters
Talent and Rewards revenue was $140.1 million for the third quarter of fiscal year 2015, compared to $127.6 million for the third quarter of fiscal year 2014, an increase of 10%. On an organic basis, Talent and Rewards revenue increased 15%. Our Executive Compensation business revenue grew by 11%, due to an increase in IPO and M&A projects in the Americas and Asia Pacific regions. Rewards, Talent and Communication revenue, which is primarily project-oriented, increased 24%, primarily due to increased M&A activity in the Americas and EMEA regions. Data, Surveys and Technology business revenue increased 9%, due to the timing of survey delivery year-over-year and increased demand for HR technology projects.
Revenue generated from each line of business within the Talent and Rewards segment for the nine months ended March 31, 2015 and March 31, 2014 are as follows:

	Nine Months Ended March 31,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue by line of business:
Executive Compensation	$112,256	$105,699	6%	(3)%	9%	—%	9%
Rewards, Talent and Communication*	184,249	169,408	9%	(2)%	11%	—%	11%
Data, Surveys and Technology	180,865	176,357	3%	(2)%	5%	—%	5%
Total revenue (net of reimbursable expenses)	$477,370	$451,464	6%	(2)%	8%	—%	8%
*Includes headquarters
Talent and Rewards revenue was $477.4 million for the nine months ended March 31, 2015, compared to $451.5 million for the nine months ended March 31, 2014, an increase of 6%. On an organic basis, Talent and Rewards revenue increased 8%. Revenue increased in all lines of business and across all regions. Our Executive Compensation business revenue grew by 9%, with growth in all regions due to an increase in IPO and M&A projects and success in targeted industries. Rewards, Talent and Communication revenue, which is primarily project-oriented, increased 11% primarily due to a strong enrollment season in the U.S., M&A activity in the EMEA region and new client work in the Asia Pacific region. Data, Surveys and Technology business revenue increased 5% primarily due to strong demand for HR technology projects.

Additional Consolidated Financial Information
The table below details condensed consolidated operating expenses for the three and nine month periods ended March 31, 2015, as well as each item's corresponding percentage of revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
Operating expenses
Salaries and employee benefits	$544,176	59%	$547,385	60%	$1,634,023	59%	$1,574,535	60%
Professional and subcontracted services	65,838	7%	57,729	6%	199,673	7%	188,203	7%
Occupancy	32,416	4%	33,961	4%	105,245	4%	102,288	4%
General and administrative expenses	72,622	8%	82,844	9%	230,156	8%	236,651	9%
Depreciation and amortization	41,185	4%	44,250	5%	130,161	5%	130,931	5%
Transaction and integration expenses	—	—%	241	—%	—	—%	1,049	—%
Total operating expenses	$756,237		$766,410		$2,299,258		$2,233,657
Salaries and Employee Benefits
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
Salaries and employee benefits were $544.2 million for the third quarter of fiscal year 2015, a decrease of $3.2 million, or 1%, compared to $547.4 million for the third quarter of fiscal year 2014. We experienced a $11.7 million decrease in salaries and wage-related taxes for the third quarter of fiscal year 2015 associated with the rationalizing of our staff in fiscal year 2014, primarily in our Corporate functions and in our Benefits segment in the EMEA region. Also, our pension expense decreased by $7.9 million, driven by a higher expected return on assets in our North American plan. Our discretionary compensation is based on profitability and fluctuates based on the operating results of the Company, and as a result, our discretionary compensation for the third quarter of fiscal year 2015 increased $22.3 million compared to the third quarter of fiscal year 2014. Salaries and employee benefits were 59% and 60% of revenues for the third quarters of fiscal year 2015 and 2014, respectively.
Salaries and employee benefits were $1.63 billion for the nine months ended March 31, 2015, an increase of $59.5 million, or 4%, compared to $1.57 billion for the nine months ended March 31, 2014. Our discretionary compensation is based on profitability, and fluctuates based on the operating results of the Company. As a result, our discretionary compensation for the nine months ended March 31, 2015 increased $78.7 million, compared to the nine months ended March 31, 2014. Additionally, we experienced $8.8 million increased stock-based compensation expense for the nine months ended March 31, 2015 driven primarily by performance-based plans that can fluctuate with the operating results of the Company. Salaries and wage-related taxes for the nine months ended March 31, 2015 was flat as compared to the prior year due to annual increases offset by reduced severance costs. These changes were offset by a decrease in our pension expense of $21.1 million driven by a higher expected return on assets in our North American plan. Salaries and employee benefits were 59% of revenue for the nine months ended March 31, 2015, compared to 60% of revenue for the nine months ended March 31, 2014.
In October 2014, the Society of Actuaries released final reports on a study of mortality and mortality improvement in U.S. pension plans, which suggest that recent mortality experience across U.S. pension plans is stronger than that which has been assumed in the determination of our pension and postretirement obligations and cost.  We are in the process of determining our best estimates of current and future mortality rates; however, we do expect to modify prior assumptions.  We estimate that these changes will increase annual U.S. benefit plan costs starting in fiscal year 2016 by approximately $15 million to $20 million.
Professional and Subcontracted Services
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. On average, and for all periods presented, 30% to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue.

Professional and subcontracted services for the third quarter of fiscal year 2015 were $65.8 million, compared to $57.7 million for the third quarter of fiscal year 2014, an increase of $8.1 million, or 14%. Professional and subcontracted services for the nine months ended March 31, 2015 were $199.7 million, compared to $188.2 million for the nine months ended March 31, 2014, an increase of $11.5 million, or 6%. This was primarily due to an increase in seasonal employees for the Retiree and Access Exchanges business.
Professional and subcontracted services were 7% of revenue for the third quarter of fiscal year 2015, compared to 6% of revenue for the third quarter of fiscal year 2014. For both nine month periods ended March 31, 2015 and 2014, professional and subcontracted services were 7% of revenue.
Occupancy
Occupancy includes expenses for rent and utilities, as well as the net reduction to rent related to the amortization of acquired favorable and unfavorable lease agreements.
Occupancy expenses were $32.4 million for the third quarter of fiscal year 2015, compared to $34.0 million for the third quarter of fiscal year 2014, a decrease of $1.5 million, or 5%. Occupancy expenses were $105.2 million for the nine months ended March 31, 2015, compared to $102.3 million for the nine months ended March 31, 2014, an increase of $3.0 million, or 3%. The increase in occupancy expenses primarily relates to the expansion of call center space used in our OneExchange and outsourced administration businesses coupled with a one-time charge for exiting certain North American office space in the second quarter of fiscal year 2015. Occupancy expenses were 4% of revenue for each of the third quarters of fiscal years 2015 and 2014, and the nine months ended March 31, 2015 and 2014.
General and Administrative
General and administrative expenses include legal, marketing, supplies, telephone and networking costs to operate office locations as well as insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, costs of publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
General and administrative expenses for the third quarter of fiscal year 2015 were $72.6 million, compared to $82.8 million for the third quarter of fiscal year 2014, a decrease of $10.2 million, or 12%. The decrease was primarily driven by lower professional insurance and foreign currency expense for the current year. General and administrative expenses were 8% and 9% of revenue for the third quarters of fiscal years 2015 and 2014, respectively.
General and administrative expenses for the nine months ended March 31, 2015 were $230.2 million, compared to $236.7 million for the nine months ended March 31, 2014, a decrease of $6.5 million, or 3%. The decrease was primarily driven by lower marketing and foreign currency expense. General and administrative expenses were 8% and 9% of revenue for the nine months ended March 31, 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of fixed assets and amortization of intangible assets and internally-developed software.
Depreciation and amortization expenses for the third quarter of fiscal year 2015 were $41.2 million, compared to $44.3 million for the third quarter of fiscal year 2014, a decrease of $3.1 million, or 7%. Depreciation and amortization expenses for the nine months ended March 31, 2015 were $130.2 million, compared to $130.9 million for the nine months ended March 31, 2014, a decrease of $0.8 million, or 1%. The decrease for the quarter was a result of the scheduled reduction to amortization on certain of our intangible assets resulting from past acquisitions. These intangible assets amortize according to their economic lives. The decrease for the nine months ended March 31, 2015 was also driven by this reduced amortization on intangible assets, which more than offset the current year increases from the additional amortization of two internally developed software applications released in the second half of fiscal year 2014. The releases included Talent|REWARD 8.0, a product which we host and is used by our clients, and IAP 2.0, an employee survey software tool which is used by our associates as part of their consulting work. Depreciation and amortization expenses were 4% and 5% of revenue for the third quarters of fiscal years 2015 and 2014, respectively, and 5% of revenue for each of the nine months ended March 31, 2015 and 2014.
Transaction and Integration
Transaction and integration expenses include fees and charges associated with our acquisitions, and principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses.

Transaction and integration expense was $0.2 million and $1.0 million for the three and nine months ended March 31, 2014, respectively. These expenses related to our acquisition activities in fiscal year 2014. There was no transaction and integration expense for the three and nine months ended March 31, 2015.
Provision for Income Taxes
Provision for income taxes on continuing operations for the third quarter of fiscal year 2015 was $59.0 million, compared to $39.2 million for the third quarter of fiscal year 2014. The effective tax rate was 36.1% for the third quarter of fiscal year 2015 and 27.8% for the third quarter of fiscal year 2014. Provision for income taxes on continuing operations for the nine months ended March 31, 2015 was $158.5 million, compared to $96.3 million for the nine months ended March 31, 2014. The effective tax rate was 34.8% for the nine months ended March 31, 2015 and 25.7% for the nine months ended March 31, 2014.
The prior year effective tax rate for the three months ended March 31, 2014 was lower due to an income tax benefit of 1.9% from a valuation allowance release on U.S. net operating losses, as it was determined that it is more likely than not that these net operating losses would be realized within the carryforward period, offset by a current year shift in the geographical mix of earnings, primarily increases in the U.S.
The prior year effective tax rate for the nine months ended March 31, 2014 was lower due to income tax benefits on the release of uncertain tax positions of 4.8% related to the lapses in statute of limitations in various taxing jurisdictions, primarily the U.S., and an income tax benefit of 1.0% in connection with the enacted statutory tax rate reduction in the U.K., offset by a current year shift in the geographical mix of earnings, primarily increases in the U.S.
On April 15, 2015, the Company was issued a letter from the Internal Revenue Service accepting the examination findings for the fiscal years 2012 and 2013. As a result, in the fourth quarter of fiscal year 2015, the Company expects the liability for uncertain tax positions to be reduced by $7.2 million, which will result in a cash settlement of approximately $2.3 million and an income tax benefit of approximately $2.7 million recorded in the statement of operations.
Income from Discontinued Operations, net of income tax
Income from discontinued operations for the three and nine months ended March 31, 2014 was $3.9 million and $6.0 million, respectively. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During our second quarter of fiscal year 2014, we sold this business to JLT. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the three and nine months ended March 31, 2014:

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenue from discontinued operations	$—	$63,762

(Loss)/income from discontinued operations before taxes	(1,037)	23,361
Tax expense on discontinued operations	188	8,989
Net (loss)/income from discontinued operations	$(1,225)	$14,372

Gain from sale of discontinued operations	5,151	23,631
Tax (credit)/expense on gain from sale of discontinued operations	(13)	32,023
Net income/(loss) from sale of discontinued operations	5,164	(8,392)
Total net income from discontinued operations	$3,939	$5,980
Critical Accounting Policies and Estimates
There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014.

Liquidity and Capital Resources
Executive Summary
Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our credit facility. Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.
We believe that we have sufficient resources to fund operations beyond the next 12 months. The key variables that we manage in response to current and projected capital resource needs include credit facilities and short-term borrowing arrangements, working capital, mergers and acquisitions, the amount of dividend payments and our stock repurchase program.
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
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2015 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the condensed consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation, or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at March 31, 2015 totaled $690.4 million, compared to $727.8 million at June 30, 2014. The decrease in cash from June 30, 2014 to March 31, 2015 was primarily due to the payment of year-end bonuses, pension contributions and benefit payments, share repurchases, and payments on our Senior Credit Facility, offset primarily by cash collections from customers.
Short-term investments at March 31, 2015 totaled $69.2 million, compared to $122.8 million at June 30, 2014. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits that have been classified as short-term.
Cash and cash equivalents and short-term investments include $22.9 million and $5.0 million, respectively, from the consolidated balance sheets of PCIC and SMIC, which are available for payment of professional liability claims reserves. Additionally, we had fiduciary assets totaling $24.0 million at March 31, 2015, which are related to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients, and are not available for general use by the Company. Adjusting for these items, we had a net $667.5 million of cash and $64.2 million of short-term investments that were available for our general use at March 31, 2015.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of March 31, 2015, $630.5 million of Towers Watson’s total cash and cash equivalents balance of $690.4 million was held outside of the United States. Should we require more capital in the United States than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.
Summarized Condensed Consolidated Cash Flows
The following table presents the summarized condensed consolidated cash flow information for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015	2014
Net cash from/(used in):
Operating activities	$270,489	$222,751
Investing activities	(46,137)	(157,548)
Financing activities	(199,757)	27,239
Effect of exchange rate changes on cash and cash equivalents	(62,036)	11,713
(Decrease)/increase in cash and cash equivalents	(37,441)	104,155
Cash and cash equivalents beginning of period	727,849	532,805
Cash and cash equivalents end of period	$690,408	$636,960
Cash Flows From Operating Activities.
Cash flows from operating activities were $270.5 million for the nine months ended March 31, 2015, compared to cash flows from operating activities of $222.8 million for the nine months ended March 31, 2014.
The significant source of cash provided by operating activities during the nine months ended March 31, 2015 and March 31, 2014 were provided by cash collections from customers, totaling $2.78 billion and $2.67 billion, respectively.
In addition to the normal funding of our operations, the primary uses of cash from operating activities during the nine months ended March 31, 2015 and 2014 related to the annual payout of the bonus as well as the payment of pension contributions to our qualified plans or benefit payments made through our non-qualified plans. In the nine months ended March 31, 2015, we made additional tax payments of $118.3 million as compared to the same period in the prior fiscal year. These additional payments were largely driven by the taxable gain recognized in connection with the sale of our Brokerage business to JLT in November 2013 and U.S. estimated tax payments related to fiscal year 2015. Our bonus payment made in the first nine months of fiscal year 2015 decreased from the payment made in the first nine months of fiscal year 2014 by $50.9 million. Pension payments were $114.8 million and $162.7 million, respectively, for the nine months ended March 31, 2015 and 2014. Remaining contributions or benefit payments to our various pension plans for fiscal year 2015 are projected to be approximately $40.5 million.
The allowance for doubtful accounts increased $2.8 million from June 30, 2014 to March 31, 2015. The number of days of sales outstanding decreased to 77 days at March 31, 2015, compared to 80 days at June 30, 2014. Our working capital increased from June 30, 2014 by $4.5 million to $778.4 million at March 31, 2015.
Cash Flows Used In Investing Activities.
Cash flows used in investing activities for the nine months ended March 31, 2015 were $46.1 million, driven by $95.0 million in fixed asset purchases and capitalized costs of developing internal and external facing software. These cash outflows were offset by the $29.4 million net proceeds resulting from the redemption and repurchase of held-to-maturity investments and the $29.2 million net proceeds resulting from the sale or redemption of available-for-sale securities.
Cash flows used in investing activities of $157.5 million for the nine months ended March 31, 2014 were driven by cash paid to acquire Liazon of $210.8 million, cash transferred to JLT as part of the Brokerage sale of $25.1 million, fixed asset purchases and capitalized costs of developing internal and external facing software of $87.4 million, investment purchases made by our temporarily consolidated variable interest entity of $109.5 million, and investment purchases of held-to-maturity and available-for-sale securities of $59.9 million. These cash outflows were offset by the sale of our Brokerage business to JLT for cash proceeds of $257.0 million, as well as proceeds resulting from the sale or redemption of $74.2 million of available-for-sale securities.
Cash Flows (Used In)/From Financing Activities.
Cash flows used in financing activities for the nine months ended March 31, 2015 were $199.8 million. The primary drivers during the period were $30.7 million in dividends paid, $133.8 million in share repurchases made under our repurchase authorizations, $18.8 million repayment on our Term Loan, as well as the first scheduled retention payment of $10.3 million made in connection with the sale of our Brokerage business to JLT in November 2013. During the nine months ended March 31, 2015, the average outstanding balance on our Senior Credit Facility was $36.0 million, and the largest outstanding balance during that period was $135.0 million.

Cash flows from financing activities were $27.2 million for the nine months ended March 31, 2014, primarily driven by $109.5 million of cash inflows to our temporarily consolidated variable interest entity. These net inflows were primarily offset by $74.5 million paid to repurchase shares under our repurchase authorizations and a repayment on our Term Loan of $18.8 million. During the nine months ended March 31, 2014, the average outstanding balance on our Senior Credit Facility was $12.3 million, and the largest outstanding balance during that period was $57.5 million.
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
During the three and nine months ended March 31, 2015 and 2014, the Company had the following share repurchase activity:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Shares repurchased	423,160	287,800	1,177,653	630,700
Average price per share	$123.90	$118.02	$113.64	$117.98
Aggregate repurchase cost (excluding broker commissions)	$52.4 million	$34.0 million	$133.8 million	$74.4 million
As of March 31, 2015, $188.4 million remained available for the repurchase of shares under the $300 million authority.
Capital Commitments
Capital expenditures were $48.5 million for the first nine months of fiscal year 2015. Anticipated commitments of capital funds are estimated to be around $70.0 million to $75.0 million for the 2015 fiscal year. We expect cash from operations to adequately provide for these cash needs.
Dividends
During February 2015, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share, which was paid in April 2015. Total dividends paid in the nine months ended March 31, 2015 and 2014 were $30.7 million and $11.2 million, respectively.
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
Our Senior Credit Facility is available to the Company to meet all borrowing requirements, including but not limited to normal and seasonal working capital needs, financing of internal and external investments including acquisitions, returns of cash to shareholders and repayment of other borrowings. As of March 31, 2015, Towers Watson had no outstanding borrowings under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of March 31, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.8 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The Term Loan amortizes at a rate of $6.3 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health on May 29, 2012. At March 31, 2015, the balance on the Term Loan was $206.5 million.
Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures: (1) Constant Currency Change, (2) Organic Change, (3) Adjusted EBITDA, (4) Adjusted Diluted Earnings Per Share from continuing operations, (5) Adjusted income from continuing operations and (6) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.

These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.
Constant Currency Change and Organic Change
We evaluate our revenue on an as reported, constant currency and organic basis. We believe providing constant currency and organic information provides valuable supplemental information regarding our results, consistent with how we evaluate our performance internally.

•
Constant Currency Change - Represents the year over year change in revenues excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the adjusted prior year revenues to the current year as reported revenues for the same period.

•	Organic Change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates as described above as well as the impact of acquisitions and divestitures.
The constant currency and organic change results, and a reconciliation from the as reported results, for consolidated revenues are included in the following tables. These results are also reported by segment and line of business in the Segment Analysis tables presented within this Form 10-Q.

	Consolidated Revenues			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures		Organic Change
	2015	2014
Three months ended March 31,	$920,714	$904,833	2%	(5)%	7%	—%		7%
Nine months ended March 31,	2,756,743	2,602,927	6%	(2)%	8%	—%	*	8%
* The impact from acquisitions and divestitures contributed less than 1% of the total change in revenue for the period.
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
A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
NET INCOME (attributable to common stockholders)	$104,142	$102,506
Less: Income from discontinued operations, net of tax	—	3,939
Income from continuing operations (attributable to common stockholders)	104,142	98,567
Provision for income taxes	59,025	39,231
Interest, net	1,541	1,332
Depreciation and amortization	41,185	44,250
Transaction and integration expenses	—	241
Other non-operating income (a)	(449)	(1,104)
Adjusted EBITDA	$205,444	$182,517

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
NET INCOME (attributable to common stockholders)	$295,876	$276,908
Less: Income from discontinued operations, net of tax	—	5,980
Income from continuing operations (attributable to common stockholders)	295,876	270,928
Provision for income taxes	158,459	96,322
Interest, net	4,098	4,706
Depreciation and amortization	130,161	130,931
Transaction and integration expenses	—	1,049
Other non-operating income (a)	(1,314)	(3,446)
Adjusted EBITDA	$587,280	$500,490
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
A reconciliation of Net income (attributable to common stockholders) to Adjusted diluted earnings per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$104,142	$102,506
Less: Income from discontinued operations, net of tax	—	3,939
Income from continuing operations (attributable to common stockholders)	104,142	98,567
Adjusted for certain acquisition related items (b):
Amortization of intangible assets	9,602	13,993
Transaction and integration expenses including severance	—	174
Adjusted Income from continuing operations	$113,744	$112,734
Weighted average shares of common stock — diluted (000)	69,771	70,884
Diluted earnings per share, as reported from continuing operations	$1.49	$1.39
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.14	0.20
Transaction and integration expenses including severance	—	—
Adjusted diluted earnings per share from continuing operations	$1.63	$1.59

	Nine Months Ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$295,876	$276,908
Less: Income from discontinued operations, net of tax	—	5,980
Income from continuing operations (attributable to common stockholders)	295,876	270,928
Adjusted for certain acquisition related items (b):
Amortization of intangible assets	32,477	42,834
Transaction and integration expenses including severance	—	724
Adjusted Income from continuing operations	$328,353	$314,486
Weighted average shares of common stock — diluted (000)	70,163	71,047
Diluted earnings per share, as reported from continuing operations	$4.22	$3.81
Adjusted for certain acquisition related items:
Amortization of intangible assets	0.46	0.60
Transaction and integration expenses including severance	—	0.01
Adjusted diluted earnings per share from continuing operations	$4.68	$4.42
________________________

(b)
The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain acquisition related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 36.1% and 27.8% for the three months ended March 31, 2015 and 2014, respectively, and 34.8% and 25.7% for the nine months ended March 31, 2015 and 2014, respectively.

Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities	$270,489	$222,751
Less: Fixed assets and software for internal use	48,540	50,825
Free Cash Flow	$221,949	$171,926
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of March 31, 2015, we had a $181.3 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
Foreign Currency Risk
For the nine months ended March 31, 2015, 44% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of March 31, 2015, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $13.3 million, or 5%, for the nine months ended March 31, 2015. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8, Debt, Commitments and Contingent Liabilities, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2015.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2014 Annual Report on Form 10-K, filed on August 15, 2014. We urge you to read the risk factors contained in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
On August 22, 2014, the Board of Directors authorized the Company to repurchase up to $300 million of the Company’s Class A Common Stock to offset the dilutive effect of the issuance of shares under the Company's equity-based compensation plans, as well as to be used for other share repurchases. There is no expiration date for the new repurchase authority. During the quarter ended March 31, 2015, the Company repurchased 423,160 shares of Class A Common Stock under the new authority, and $188.4 million remained available for repurchase of shares at that date.
The table below presents specified information about the Company’s Class A Common Stock repurchases in the third quarter of fiscal year 2015 and the Company’s repurchase authority.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 through January 31, 2015	149,822	$114.74	149,822	1,698,373
February 1, 2015 through February 28, 2015	128,685	126.89	128,685	1,569,688
March 1, 2015 through March 31, 2015	144,653	130.73	144,653	1,425,035
	423,160	$123.90	423,160	1,425,035
 ________________________

(a)
The maximum number of shares that may yet be purchased under the existing stock repurchase plan is 1,425,035. An estimate of the maximum number of shares under the repurchase of up to $300 million was determined using the closing price of our stock on March 31, 2015 of $132.19.

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
The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended March 31, 2014 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.*

_________________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		May 5, 2015
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 5, 2015
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		May 5, 2015
Name:	Michael M. Thomson	Date
Title:	Controller (Principal Accounting Officer)