Form 10-K
period 2015-06-30
Towers Watson & Co.
filed 2015-08-14
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
Commission File Number: 001-34594

TOWERS WATSON & CO.
(Exact name of registrant as specified in its charter)

Delaware	27-0676603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 N. Glebe Road, Arlington, VA 22203
(Address of principal executive offices) (Zip Code)

(703) 258-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,310,423,100 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014.
As of July 31, 2015, there were 69,285,645 outstanding shares of Class A common stock at a par value of $0.01.

TOWERS WATSON & CO.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2015

Special Note Regarding Forward-Looking Statements
This Annual Report contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part I, Item 3 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. Except where required by law, we undertake no obligation to update any of the forward-looking information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise.
PART I
Item 1. Business.
The Company
Towers Watson & Co. (referred to herein as “Towers Watson”, the “Company” or “we”) is a leading global professional services firm operating from 113 markets in 37 countries throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. Towers Watson was formed on January 1, 2010, from the merger (the “Towers Perrin | Watson Wyatt Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
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
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to stockholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider's capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
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
Below are total Towers Watson revenues and long-lived assets by geographic area for the fiscal years ended June 30, 2015, 2014 and 2013:

in thousands	Revenue			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
North America	$2,232,600	$2,046,488	$1,972,981	$2,335,107	$2,484,019	$2,293,045
Europe	1,132,085	1,162,888	1,161,973	1,115,257	1,211,700	1,193,188
Rest of World	280,268	272,536	297,561	44,806	44,466	47,308
	$3,644,953	$3,481,912	$3,432,515	$3,495,170	$3,740,185	$3,533,541
The following represents total revenue and long-lived assets information for the United States, the United Kingdom, and all foreign countries for the fiscal years ended June 30, 2015, 2014 and 2013:

in thousands	Revenue			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
United States	$2,044,366	$1,829,309	$1,760,827	$1,995,346	$2,086,754	$1,885,791

United Kingdom	710,499	717,856	721,543	903,411	947,227	940,146
Rest of World	890,088	934,747	950,145	596,413	706,204	707,604
Total Foreign Countries	$1,600,587	$1,652,603	$1,671,688	$1,499,824	$1,653,431	$1,647,750
	$3,644,953	$3,481,912	$3,432,515	$3,495,170	$3,740,185	$3,533,541
Principal Services
As noted earlier, our global operations include four segments: Benefits, Exchange Solutions, Risk and Financial Services, and Talent and Rewards. On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates primarily from portions of the Technology and Administration Solutions ("TAS") North America line of business with the Retiree & Access Exchanges and Liazon lines of business to better align their respective strategic goals. The restructuring took effect on July 1, 2014. The results for our Benefits and Exchange Solutions segment for fiscal years 2014 and 2013 have been presented on this reorganized basis. The percentages of revenue generated by each segment before income from discontinued operations are as follows:

	Year ended June 30,
	2015	2014	2013
Benefits	54%	56%	57%
Exchange Solutions	11	8	6
Risk and Financial Services	17	19	20
Talent and Rewards	18	17	17
Total Segment Revenue	100%	100%	100%
Employees
We employed approximately 16,300 full-time associates as of June 30, 2015 in the segments listed below; in addition, we have a number of part-time and contract associates whose numbers fluctuate in response to short-term demands. Associates listed for the 2013 fiscal year exclude those employed in our Reinsurance and Property and Casualty Insurance Brokerage business ("Brokerage"), which was sold in November 2013. Also, amounts presented for the 2014 and 2013 fiscal years have been adjusted from previously disclosed amounts to reflect the segment reorganization which took effect on July 1, 2014.

	As of June 30,
	2015	2014	2013
Benefits	6,900	6,600	6,500
Exchange Solutions	2,300	1,300	700
Risk and Financial Services	1,900	2,000	2,100
Talent and Rewards	2,700	2,500	2,400
Other	600	500	300
Business Services (incl. Corporate and field support)	1,900	1,900	2,100
Total associates	16,300	14,800	14,100
Benefits Segment
The Benefits segment is our largest, with over 6,900 associates. The Benefits segment generated approximately 54% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2015. This segment has grown organically and through business combinations. Benefits consultants work with clients to create and manage cost-effective benefit programs that help them attract, retain and motivate a talented workforce, while managing the costs and financial risks associated with these programs.
The lines of business within the Benefits segment are:

•	Retirement

•	Health and Group Benefits

•	Technology and Administration Solutions

•	International Consulting
The Benefits lines of business often work closely together on client assignments, along with consultants from the Talent and Rewards and Risk and Financial Services segments. Examples of such client assignments include mergers and acquisitions ("M&A"), total reward program design, retiree benefit strategy, benefit program de-risking, benefits administration and benefit-related communication and change management.
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
Towers Watson is the named actuary for many of the world’s largest retirement plan sponsors. We provide actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the U.S., we provide actuarial services to five of the six largest corporate-sponsored defined benefit plans (based on total pension plan assets), and, in the U.K., we advise 52 of the 100 largest pension funds and provide retirement services to 57% of the FTSE 100 and 26% of FTSE 350 companies. We also have market-leading positions in Canada, Germany and the Netherlands. We offer clients a full range of integrated, innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefit strategies. For clients that want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services, and communication and change management assistance.
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
Health and Group Benefits
Health and Group Benefits is the second largest line of business in the Benefits segment. We provide plan management consulting across the full spectrum of health and group benefit programs, including health, dental, disability, life and other coverage. We provide services to large and mid-size organizations. Our consulting relationships are generally long-term in nature, and client retention rates for this line of business are high.
Our consulting approach in this business includes:

•	Broad and deep plan management and actuarial expertise

•	Robust databases of plan designs and plan performance metrics used to diagnose program performance and inform solutions

•	Investment in innovation and thought leadership to drive new market approaches

•	A continuum-of-service approach that allows clients to choose from among packaged yet customized solutions

•	Deep specialty expertise in the areas of health management, pharmacy, absence and disability management, voluntary benefits and benefit plan audit and measurement
Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in employees’ health status — factors that have increased benefit costs for employers. Our health and group benefits consulting services help employers provide health and welfare benefits designed to attract and retain qualified employees, while controlling costs and enhancing workforce health and productivity. In order to meet our clients' global health and group benefit needs, we have expanded our geographic footprint of health and group benefit operations. In the last 12 months, we have opened health and group benefit operations — including obtaining brokerage licenses — in Colombia, Mexico, the Philippines, Singapore, and South Korea, and are working on setting up operations in several additional countries. We also acquired 26% of a local Indian broker. Between our own operations and third party broking partners, we can provide health and group benefits advice and services in over 100 countries.

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
In addition to our consulting services, we manage a number of collective purchasing initiatives (e.g., pharmacy, stop-loss) that enable employers to realize greater value from third-party service providers than they can on their own. We have rolled out GlobalAccess, a platform for the provision of pre-packaged health and group benefits plans in over 60 countries. Under GlobalAccess, our clients can select one of three plan designs in a covered country. The plan designs are benchmarked to local conditions with pre-negotiated pricing and terms with leading insurers globally. We also support OneExchange Active, our private health insurance exchange for active employees. This offering is integrated with other health insurance exchange offerings, OneExchange Retiree and OneExchange Access, which are provided within the Exchange Solutions segment. We have designed our health insurance exchange based on the same high performance plan principles underlying our advice to clients who choose to self-manage their health programs. Our clients now have the choice of continuing to self-manage and using our consulting services or to access our private exchange high performance platform. Our first OneExchange Active clients went live in our fiscal year 2014.
Our global services include:

•	Program strategy, design and pricing

•	Employee engagement in health benefits

•	Health condition management consulting

•	Pharmacy benefit management consulting

•	Absence and disability management consulting

•	Voluntary benefits consulting

•	Workforce well-being evaluation and wellness and health promotion consulting

•	Performance measurement and monitoring

•	Development of funding strategies and forecasting, budgeting and reserve setting

•	Vendor evaluation, selection and management

•	Claims audits and pre- and post-implementation audits

•	Regulatory compliance
Technology and Administration Solutions
Our Technology and Administration Solutions ("TAS") line of business, our third largest within the Benefits segment, provides benefits outsourcing services to hundreds of clients across multiple industries. Our services are supported by our robust technology platforms, including our BenefitConnect system in the U.S., and our dedicated, onshore benefits call centers.
Supporting more than seven and a half million plan participants and their family members, we provide the following pension related services:

•	Pension and retirement plan administration

•	Pension de-risking

•	Pension payroll administration

•	Treasury and accounting administration

•	Flexible benefits plan administration

•	Trustee services

•	Data clean-up

•	Benefits call centers

We have more than three decades of success in benefits outsourcing and were ranked a leader for the fifth year on the Global Outsourcing 100 list. In the last three years, we were also ranked #1 and #2 in the Diversified Outsourcing Services category on Fortune magazine’s list of “World’s Most Admired Companies.” To help meet the needs of all employers, we provide flexible benefits administration delivery model options, ranging from co-sourcing to full outsourcing.
In the U.S., we are a top-tier benefits outsourcing provider and a market leader for defined benefit outsourcing. Our administration technology, BenefitConnect, includes case management and administration tools to help plan sponsors manage the entire life cycle, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their benefits. We deliver fully outsourced services through four U.S. service center locations, with representatives equipped with a recently upgraded, fully integrated technology suite and training that leverages the breadth of Towers Watson’s benefits expertise. Within the U.S., participant satisfaction with our Technology and Administration Solutions customer service centers was approximately 97% for the fiscal year ended June 30, 2015.
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
Exchange Solutions Segment
Exchange Solutions generated 11% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2015. This segment includes two lines of business:

•	Retiree & Access Exchanges

•	Other

We are helping to redefine the manner in which active employee and retiree health benefits are offered and delivered. Our solutions create cost savings for our employer clients and provide our individual customers with improved choice and control over their health benefits.
Retiree & Access Exchanges
The Retiree & Access Exchanges line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient quoting and an enrollment engine, a custom-developed Customer Relationship Management ("CRM") system and comprehensive insurance carrier connectivity. The Retiree & Access solution services include:

•
Analyzing and optimizing employer healthcare benefit subsidies and developing healthcare coverage strategies that enable our clients to predict their healthcare liabilities and realize significant cost savings by transitioning their retirees to defined contribution plans

•	Managing an exchange of over 150 national and regional insurance carriers offering thousands of health plans that compete on price, coverage and quality

•
Simplifying the complexities of Medicare and the pre-65 individual market by helping individuals navigate through a meaningful choice of health plans using our proprietary software to analyze employer subsidies, health plan details and individuals’ doctor, hospital and prescription drug needs

•	Offering enrollment services that match an individual’s health status and financial resources to a specific plan while giving guidance about these expanded healthcare options

•	Providing lifelong advocacy and support services for all enrollees as they engage with insurance carriers beginning with their initial enrollment and continuing as their healthcare needs evolve
Our most mature solution within this segment, OneExchange Retiree, enables our employer clients to transition their retirees to individual, defined contribution health plans that provide individuals with a tax-free allowance or 'contribution' to spend on health care services at an annual cost that the employer controls as opposed to group-based, defined benefit health plans that provide groups of individuals with healthcare benefits at an uncertain annual cost. With our OneExchange Retiree solution, our clients can provide their retirees with the same or better healthcare benefits at a lower cost. We have provided an effective alternative to traditional group Medicare health plans for private and public sector clients, including Fortune 500 companies. We have helped hundreds of thousands of retirees and their dependents navigate the individual retiree medical insurance market, and evaluate and choose a health plan using our proprietary exchange platform and decision support tools. In addition, this line of business continues to develop and expand its offering to address the pre-65 individual retiree, or early retiree, and is also working on exchange opportunities for individual, active employees.
Other
This business is comprised of three practices:

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

•
Consumer-Directed Accounts — This business uses its Software as a Service ("SaaS") —based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts ("HSAs"), health reimbursement arrangements ("HRAs") and other consumer-directed accounts. While its core focus is on health plan accounts, this proprietary platform supports more than 30 other account types including tuition, adoption, commuter and child care.

•
Health and Welfare Administration — This business provides a complete suite of health and welfare outsourcing services to more than 100 clients across multiple industries. By combining our proprietary BenefitConnect technology platform with our disciplined approach to customer service, we can cost-effectively offer clients high-touch service.

In November 2013, the Exchange Solutions segment was expanded through the acquisition of Liazon Corporation ("Liazon"), a company specialized in developing and delivering private benefit exchanges for active employees. The Liazon solution complements the existing OneExchange Active offering by helping organizations of all sizes deliver self- and fully-insured benefits to employees in new and cost effective ways.
Liazon delivers benefits technology and merchandising for employers in the small- to mid-sized market through its Bright Choices Exchange ("Bright Choices"). Bright Choices helps employers set predictable benefit budgets and receive more from their benefit investments by helping them deploy defined contribution funding strategies. Employees then use the money provided by their employers to shop in the Bright Choices on-line benefits store, to build a personalized benefits portfolio, and to make smarter, more economical benefits decisions.
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
Our Health & Welfare Administration practice, second largest within the Exchange Solutions segment and largest within the Other line of business, provides benefits outsourcing services to more than 75 clients across multiple industries. Our services are supported by our robust technology platforms, including our BenefitConnect system, and our dedicated, onshore benefits service centers.
Focused in the U.S., we are a top-tier benefits outsourcing provider and a market leader for defined benefit and health and welfare administration. Our administration technology, BenefitConnect, includes case management and administration tools to help plan sponsors manage the entire life cycle, from new hire to retirement, and employee self-service tools that enhance employees’ understanding of their benefits. BenefitConnect is also the administration engine for our U.S. private health insurance exchange. We deliver fully outsourced services through four U.S. service center locations, with representatives equipped with a recently upgraded, fully integrated technology suite and training that leverages the breadth of Towers Watson’s benefits expertise. Participant satisfaction within our service centers was approximately 97% for the fiscal year ended June 30, 2015.
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
On May 11, 2015, we acquired Acclaris Holdings, Inc. ("Acclaris"), a leading provider of Software as a Service ("SaaS") — based technology and services for consumer-driven health care and reimbursement accounts, including flexible spending accounts ("FSAs"), health savings accounts ("HSAs"), health reimbursement arrangements ("HRAs") and other consumer-directed accounts. Acclaris joined the Other line of business as the Consumer-Directed Accounts practice. While its core focus is on health plan accounts, the Acclaris platform supports more than 30 other account types including tuition, adoption, commuter and child care. We believe this platform approach helps clients address the growing and diverse demands of a constantly changing marketplace. The Acclaris acquisition also brings Towers Watson the experience of serving approximately 1.7 million consumers by managing and administering a balanced portfolio of account-based health plans ("ABHPs") for health plans, benefit consultants, private and public exchanges and financial institutions. We understand that each organization is unique, and we acquired Acclaris because it developed its solution to integrate with employee and retiree benefit strategies.
ABHPs pair a health insurance plan with a tax-advantaged spending or reimbursement account such as an HSA or an HRA. Our research shows that adoption of these kinds of plans is growing rapidly with as many as 50% of employers offering ABHPs as their only option by 2018 — up from about 20% already doing so in 2015. Our ABHPs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare and dependent care expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA and HSA programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs. Under our HRA programs, employer clients provide their employee participants with a specified amount of available reimbursement funds to help their employee participants defray out-of-pocket medical expenses such as deductibles, co-insurance and co-

payments. All amounts paid by the employer into HRAs are deductible by the employer as an ordinary business expense and are tax-free to the employee.
We believe the acquisition enhances our position as a leading benefits administration and exchange provider.
Risk and Financial Services Segment
Risk and Financial Services ("RFS") generated approximately 17% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2015. This segment includes two lines of business:

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
Risk Consulting and Software
Our Risk Consulting and Software line of business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs. Our associates use strong analytical skills, proven consulting techniques and software solutions to help our clients improve business performance. We advise more than three-quarters of the world’s leading insurers and believe we are a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than any other consulting firm.
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
We help non-insurance entities with risk management issues, such as evaluating and optimizing their insurance programs as part of their overall risk and capital management processes, and designing and implementing risk mitigation strategies to align their risk profile with overall financial objectives. In addition, we are extending our offerings into new areas — including telematics and usage-based insurance — building on our traditional strengths in modeling and data analysis.
Investment
Our Investment line of business helps our clients manage investment complexity, establish their risk tolerance and improve governance.

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
Talent and Rewards Segment
Talent and Rewards generated approximately 18% of Towers Watson’s segment revenue for the fiscal year ended June 30, 2015. This segment includes three lines of business:

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

Our primary practice areas are:

•
Talent Management — We help organizations define their human capital strategies to support business goals; develop integrated talent programs and processes; assess and develop leaders and managers; and gain insight from human capital analytics.

•
Rewards — We provide the tools, advisory services and execution support to help organizations design and administer effective compensation programs. We help clients optimize their reward spend and ensure their programs drive the behaviors and performance required to meet business goals. Specialized teams focus on sales effectiveness and rewards, health care, high technology and financial services industries.

•
Communication and Change Management — Applying their deep expertise in change management, organizational effectiveness and communication, our communication and change management consultants helps our clients drive employee engagement, align employee behavior with business results, and communicate HR programs and processes.

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
Our assessment business helps organizations assess individuals at all stages of the employee life cycle — from candidate to leader. We provide tools for volume screening of candidates, to assess employee and leadership potential and to help individuals understand their own professional style. We work with clients of all sizes and offer ready-to-go or custom tools. At each stage of the employee life cycle — identify, select and develop — our tools are designed to simplify the process and amplify the outcome.
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
We also provide a broad array of proprietary SaaS-based HR software solutions, including:

•
Talent|REWARD, an integrated suite of applications for recruiting, performance management, global job leveling, compensation planning and administration, succession planning, career development, and learning management

•	Total rewards portals and statements

•	Onboarding applications

•	HR and employee portals
Competition
The human capital and risk management consulting industries are highly competitive. We believe there are significant barriers to entry, and we have developed competitive advantages in providing HR consulting services. We face strong competition from several sources.
Our principal competitors in the pension consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). The global HR consulting industry includes other benefit and compensation firms and the human resource consulting divisions of diversified professional service firms, including Deloitte & Touche LLP, Accenture, Ernst & Young LLP and PricewaterhouseCoopers LLP. Our competitors in the area of HR software include SuccessFactors (an SAP company), Oracle's Taleo and IBM's Kenexa. Beyond these large players, the global HR consulting industry is highly fragmented.

Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon Hewitt, Buck Consultants (a Xerox Company), Connextions (a United Healthcare company) and Mercer (a Marsh & McLennan company) are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges run by the U.S. federal and state governments. With the acquisition of Acclaris, we now compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.
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
Executive Officers of the Company
As of August 14, 2015, the following individuals were executive officers of the Company:
Anne D. Bodnar (age 58) has served on Towers Watson's Management Committee since January 2015 and has been the Company's Chief Administrative Officer since January 1, 2010. She previously served as Managing Director of HR at Towers Perrin beginning in 2001.  From 1995 to 2000, Ms. Bodnar led the firm's recruiting and learning and development efforts. Prior to that, she was a strategy consultant in the firm's Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JP Morgan Chase.  Ms. Bodnar has published a chapter entitled "HR as a Strategic Partner" in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company.  She was elected to the YWCA's Academy of Women Achievers in 1999.  Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.
James K. Foreman (age 57) has served as Managing Director of the Exchange Solutions business segment since February 1, 2014, and prior to that, as Managing Director, The Americas of Towers Watson since April 1, 2011. Immediately prior to that, he served as Managing Director of the North America region. Prior to the Towers Perrin | Watson Wyatt Merger, Mr. Foreman served as Managing Director of the Human Capital Group of Towers Perrin beginning June 2007, with overall responsibility for the global lines of business and geographic operations of Towers Perrin’s Human Capital Group. Mr. Foreman joined Towers Perrin in 1985 and worked for almost 20 years at Towers Perrin in a number of leadership positions, including Managing Director of Towers Perrin’s Health & Welfare practice and member of Towers Perrin’s board of directors from 2003 to 2005, before joining Aetna Inc. in 2005 to become the executive vice president of its national businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a B.A. in Business Economics from the University of California at Los Angeles.
Julie J. Gebauer (age 54) has served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, she served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s board of directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer is a fellow of the Society of Actuaries and is an Enrolled Actuary in the Joint Board for Enrolled Actuaries. Ms. Gebauer graduated Phi Beta Kappa from the University of Nebraska-Lincoln with a B.S. in Mathematics.
John J. Haley (age 65) has served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010, and as President since October 3, 2011. Previously, he served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the boards of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.
Carl A. Hess (age 53) has served as Managing Director, The Americas of Towers Watson since February 1, 2014, and prior to that he served as the Managing Director of Towers Watson's Investment business since January 1, 2010. Prior to that, he worked in a variety of roles over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt's investment business. Mr. Hess is a fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a B.A. cum laude in Logic and Language from Yale University.
Kirkland L. Hicks (age 43) has served as Vice President, General Counsel and Secretary of Towers Watson since November 2012. From July 2011 to October 2012, he served as chair of Towers Watson’s Diversity and Inclusion Council for the Americas. Mr. Hicks was previously the Managing Counsel-Commercial, Americas for Towers Watson from January 2010 to November 2012. Prior to that, he was Senior Counsel and head of Commercial Law at Watson Wyatt Worldwide, Inc. from May 2000 to December 2009. Mr. Hicks was previously an attorney with major law firms from 1997 to 2000. He has a B.S. in computer science from North Carolina A&T State University and a J.D. from Duke University School of Law, where he serves on the board of visitors. Mr. Hicks has also completed an executive leadership program at Harvard Business School. He is a member of the District of Columbia, Maryland and Virginia (corporate counsel) bars, the Association of Corporate Counsel and The Conference Board Council of Chief Legal Officers.
Roger F. Millay (age 57) has served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt from August 2008 until the consummation of the Towers Perrin | Watson Wyatt Merger. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a B.A. degree from the University of Virginia and an M.S. in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.
Paul G. Morris (age 51) has served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Previously, he served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the Towers Perrin | Watson Wyatt Merger. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a B.A. in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.

Eric Speer (age 55) has served as the Managing Director of the Risk and Financial Services business segment of Towers Watson since July 1, 2015. Mr. Speer served as the Managing Director of the Risk and Consulting Services business of Towers Watson from September 2014 through June 2015, and served as Managing Director and Americas East Division Leader for Towers Watson from January 2010 through August 2014. He was a member of Towers Perrin’s board of directors from 2004 until the time of the Towers Perrin | Watson Wyatt Merger. He originally joined Towers Perrin in 1988, and remained with the company for all but a year and a half since 1988, and has held a number of leadership positions at the company. Mr. Speer graduated from Williams College with a B.A. degree in Economics and an MBA from the Amos Tuck School at Dartmouth College.
Gene H. Wickes (age 63) has served as the Managing Director of the Benefits business segment of Towers Watson since January 1, 2010. Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s board of directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.

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
Item 1A — Risk Factors.
In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us may also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted.

On June 29, 2015, Towers Watson entered into an Agreement and Plan of Merger (the “Towers Watson | Willis Merger Agreement”) by and among Towers Watson, Willis Group Holdings plc, an Irish public limited company (“Willis”), and Citadel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Willis (“Willis Merger Sub”).

Subject to the terms and conditions of the Towers Watson | Willis Merger Agreement, Willis Merger Sub will merge with and into Towers Watson (the “Towers Watson | Willis Merger”), with Towers Watson surviving the Towers Watson | Willis Merger as a subsidiary of Willis.
Willis will file a registration statement on Form S-4 with the Securities and Exchange Commission that will include a joint proxy statement/prospectus relating to the proposed Towers Watson | Willis Merger. We urge you to read the registration statement on Form S-4 once it becomes available, because it will contain important information about the proposed Towers Watson | Willis Merger, including relevant risk factors.
Risks Relating to the Pending Towers Watson | Willis Merger of Equals

The Towers Watson | Willis Merger Agreement may be terminated in accordance with its terms and the Towers Watson | Willis Merger may not be completed.
The Towers Watson | Willis Merger Agreement contains a number of conditions that must be fulfilled to complete the Towers Watson | Willis Merger. Those conditions include: approval of the Towers Watson | Willis Merger Agreement by Towers Watson stockholders, approval of Willis’ issuance of shares in connection with the Towers Watson | Willis Merger by Willis shareholders, clearance under the HSR Act and other anti-competition clearances, receipt of other regulatory approvals, absence of orders prohibiting completion of the Towers Watson | Willis Merger, effectiveness of the registration statement Willis will file in connection with the Towers Watson | Willis Merger, approval of the Willis ordinary shares to be issued to Towers Watson stockholders for listing on the New York Stock Exchange ("NYSE") and/or National Association of Securities Dealers Automated Quotation ("NASDAQ"), Willis not being treated as a domestic corporation for U.S. federal income tax purposes as of or after the closing date of the Towers Watson | Willis Merger as a result of a change in law, the continued accuracy of the representations and warranties of both parties subject to specified materiality standards, the performance by both parties of their covenants and agreements and that no material adverse effect shall have occurred. The conditions to the closing of the Towers Watson | Willis Merger may not be fulfilled and, accordingly, the Towers Watson | Willis Merger may not be completed. In addition, if the Towers Watson | Willis Merger is not completed by March 31, 2016, either Willis or Towers Watson may choose not to proceed with the Towers Watson | Willis Merger. In addition, Willis or Towers Watson may elect to terminate the Towers Watson | Willis Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Towers Watson | Willis Merger Agreement at any time prior to the consummation of the Towers Watson | Willis Merger, before or after shareholder or stockholder approval, as applicable.

The Towers Watson | Willis Merger Agreement contains provisions that restrict Towers Watson’s ability to pursue alternatives to the Towers Watson | Willis Merger and, in specified circumstances, could require Towers Watson to pay Willis a termination fee of up to $255 million.
Under the Towers Watson | Willis Merger Agreement, Towers Watson is restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, knowingly facilitating, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. If the Towers Watson board of directors (after consultation with Towers Watson’s financial advisors and legal counsel) determines that such proposal is more favorable to the Towers Watson stockholders than the Towers Watson | Willis Merger and the Towers Watson board of directors recommends such proposal to the Towers Watson stockholders, Willis may be entitled to terminate the Towers Watson | Willis Merger Agreement. Under such circumstances, Towers Watson may be required to pay Willis a termination fee equal to $255,000,000. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Towers Watson from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to Towers Watson and its stockholders than the Towers Watson | Willis Merger. Additionally, in the event the Towers Watson | Willis Merger Agreement is terminated due to the failure of the Towers Watson stockholders to approve the Towers Watson | Willis Merger Agreement or Willis terminates the Towers Watson | Willis Merger Agreement due to a breach by Towers Watson which would result in the conditions to the consummation of the Towers Watson | Willis Merger not being satisfied, Towers Watson must reimburse Willis for any and all out-of-pocket fees and expenses up to $45,000,000.
While the Towers Watson | Willis Merger is pending, Towers Watson will be subject to business uncertainties that could adversely affect its business.
Uncertainty about the effect of the Towers Watson | Willis Merger on associates, clients, suppliers, business partners and other persons with whom Towers Watson has a business relationship may have an adverse effect on Towers Watson. In connection with the pendency of the Towers Watson | Willis Merger, clients, suppliers, business partners and other persons with whom Towers Watson has a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with Towers Watson, or take other actions as a result of the Towers Watson | Willis Merger that could negatively affect Towers Watson’s revenues, earnings and cash flows, as well as the market price of its securities. Towers Watson’s ability to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted.
These uncertainties about the effect of the Towers Watson | Willis Merger may impair Towers Watson’s ability to attract, retain and motivate key personnel until the Towers Watson | Willis Merger is consummated and for a period of time thereafter, and could cause clients, suppliers and others who deal with Towers Watson to seek to change existing business relationships with Towers Watson, or enter into business relationships with parties other than Towers Watson. Associate retention may be challenging during the pendency of the Towers Watson | Willis Merger, as certain associates may experience uncertainty about their future roles. If key associates depart, the business of Towers Watson prior to the Towers Watson | Willis Merger, and the business of the combined company following the Towers Watson | Willis Merger, could be materially harmed. If key associates join a competitor or form a new competitor, existing and potential clients could choose to use the services of that competitor instead of the services of Towers Watson. In addition, the Towers Watson | Willis Merger Agreement restricts Towers Watson from taking specified actions until the Towers Watson | Willis Merger occurs without the consent of the other party. These restrictions may prevent Towers Watson from pursuing attractive business opportunities that may arise prior to the completion of the Towers Watson | Willis Merger. The adverse effects of the pendency of the Towers Watson | Willis Merger could be exacerbated by any delays in completion of the Towers Watson | Willis Merger or termination of the Towers Watson | Willis Merger Agreement.
Legal proceedings in connection with the Towers Watson | Willis Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Towers Watson | Willis Merger.
Since the announcement of the Towers Watson | Willis Merger Agreement on June 30, 2015, several class actions have been filed in the Court of the Chancery for the State of Delaware, against Towers Watson, the members of its board of directors, Willis and Willis Merger Sub challenging the proposed Towers Watson | Willis Merger. The actions allege that the Towers Watson board of directors breached their fiduciary duties to the Towers Watson stockholders in connection with the Towers Watson | Willis Merger and that Willis and Willis Merger Sub aided and abetted the directors’ breaches of fiduciary duties. Plaintiffs claim that the Towers Watson | Willis Merger involves an unfair price, an inadequate sales process, self-dealing, unreasonable deal protection devices and inadequate disclosures. Among other remedies, the plaintiffs seek to enjoin the Towers Watson | Willis Merger. Such legal proceedings could delay or prevent the Towers Watson | Willis Merger from becoming effective within the agreed upon timeframe.

Failure to complete the Towers Watson | Willis Merger could negatively impact Towers Watson and its future operations.
If the Towers Watson | Willis Merger is not completed for any reason, Towers Watson may be subjected to a number of material risks. The price of Towers Watson common stock may decline to the extent that their current market prices reflect a market assumption that the Towers Watson | Willis Merger will be completed. In addition, some costs related to the Towers Watson | Towers Watson | Willis Merger must be paid by Towers Watson whether or not the Towers Watson | Willis Merger is completed. Furthermore, Towers Watson may experience negative reactions from its stockholders, clients and associates.
Towers Watson has incurred and will incur direct and indirect costs as a result of the Towers Watson | Willis Merger.
Towers Watson has incurred and will incur substantial expenses in connection with completing the Towers Watson | Willis Merger, and also expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Willis and Towers Watson over a period of time following the completion of the Towers Watson | Willis Merger. A portion of the transaction costs related to the Towers Watson | Willis Merger will be incurred regardless of whether the Towers Watson | Willis Merger is completed. While Towers Watson has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Towers Watson’s control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Towers Watson. These costs could adversely affect the financial condition and results of operation of Towers Watson prior to the Towers Watson | Willis Merger and of the combined company following the Towers Watson | Willis Merger.
The market price for Willis ordinary shares following the closing of the Towers Watson | Willis Merger may be affected by factors different from those that historically have affected Towers Watson common stock and Willis ordinary shares.
Upon completion of the Towers Watson | Willis Merger, holders of shares of Towers Watson common stock (other than Willis, Merger Sub and Towers Watson and any holders who are entitled to and who properly exercise and perfect dissenter’s rights under Delaware law) will become holders of Willis ordinary shares. Willis’ businesses differ from those of Towers Watson, and accordingly the results of operations of Willis will be affected by some factors that are different from those currently affecting the results of operations of Towers Watson. The results of operation of the combined company may also be affected by factors different from those currently affecting Willis.
Willis ordinary shares to be received by Towers Watson stockholders as a result of the Towers Watson | Willis Merger will have rights different from the shares of Towers Watson common stock.
Upon completion of the Towers Watson | Willis Merger, the rights of former Towers Watson stockholders who become Willis shareholders will be governed by the Constitution of Willis and by Irish law. The rights associated with shares of Towers Watson common stock are different from the rights associated with Willis ordinary shares. Material differences between the rights of stockholders of Towers Watson and the rights of shareholders of Willis include differences with respect to, among other things, consolidation and division of shares, reduction of share capital, distributions, dividends, repurchases and redemptions, dividends in shares / bonus issues, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of shareholders or stockholders (as applicable), and special shareholder or stockholder meetings (as applicable), notice provisions for meetings, the adjournment of shareholder or stockholder meetings (as applicable), the exercise of voting rights, shareholder or stockholder action by written consent (as applicable), shareholder or stockholder suits (as applicable), shareholder or stockholder approval of certain transactions (as applicable), rights of inspection of books and records, rights of dissenting shareholders or stockholders (as applicable), anti-takeover measures and provisions relating to the ability to amend the governing documents.
Willis and Towers Watson may fail to realize all of the anticipated benefits of the Towers Watson | Willis Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.
The ability of Willis and Towers Watson to realize the anticipated benefits of the transaction will depend, to a large extent, on the combined company’s ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Willis and Towers Watson will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;

•	challenges in keeping existing clients and obtaining new clients;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
Many of these factors will be outside of the control of Willis or Towers Watson and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Willis and Towers Watson are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Willis and Towers Watson. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction and negatively impact the price of the combined company’s ordinary shares. As a result, we cannot assure you that the combination of Willis and Towers Watson will result in the realization of the full benefits anticipated from the transaction.
Risks Relating to our Business
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
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Cyber security breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We also are required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our associates, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our associates or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.
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
Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended June 30, 2015, approximately 13% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.
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
For the year ended June 30, 2015, 44% of our revenue relates to business located outside the United States. As a result, a significant portion of our business operations is subject to foreign financial, tax and business risks, which could arise in the event of:

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
Recent legislative and regulatory activity in the United States has focused on the independence of compensation consultants retained to provide advice to compensation committees of publicly traded companies. In 2009, the SEC published final rules, which became effective in 2010, with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation and continued legislative activity, prior to the Towers Perrin | Watson Wyatt Merger, some clients of Towers Perrin and Watson Wyatt and, after the Towers Perrin | Watson Wyatt Merger, some clients of Towers Watson decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest.
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
The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses and, in some cases, to implement these new technologies globally, particularly with respect to the integration activities that are ongoing in connection with the Towers Perrin | Watson Wyatt Merger. If we cannot offer new technologies as quickly or effectively as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than we will offer or develop.
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
Towers Perrin and Watson Wyatt each historically obtained primary insurance for errors and omissions liability risks from a Vermont-regulated group captive insurance company known as Professional Consultants Insurance Company, Inc. (which we refer to as “PCIC”). The stockholders and insureds of PCIC were legacy Towers Perrin, legacy Watson Wyatt and Milliman, Inc. (“Milliman”). On January 1, 2010, the effective date of the Towers Perrin | Watson Wyatt Merger, Towers Watson became the owner of 72.8% of the stock of PCIC.
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
We have material pension liabilities. The projected benefit obligation for our pension and other postretirement benefit plans at June 30, 2015 was $4.4 billion, of which $1.5 billion represented unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. Cash required to fund pension plans may have to be diverted from other corporate initiatives.
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
The private health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. For example, in fiscal year 2015, the top five carriers accounted for an aggregate of approximately 72% of our commission revenue in our Retiree & Access Exchanges business. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.
Changes and developments in the health insurance system in the United States could harm our Exchange Solutions business.
In 2010, the Federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, ("PPACA"), and the Healthcare and Education Reconciliation Act of 2010, ("HCERA"), which we refer to collectively as ("Healthcare Reform"). Our Exchange Solutions business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.
Many aspects of Healthcare Reform are not yet in effect or have only recently gone into effect. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future postponements of or changes to Healthcare Reform may not be beneficial to us.

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
Our Consumer-Directed Accounts business is dependent upon the availability of tax-advantaged consumer-directed benefits to employers and employees and any diminution in, elimination of, or change in the availability of these benefits would materially adversely affect our results of operations, financial condition, business and prospects.

Our Consumer-Directed Accounts business fundamentally depends on employer and employee demand for tax-advantaged Consumer-Directed Benefits, or CDBs. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees, the results of operations, financial condition, business and prospects of our Consumer-Directed Accounts business would also be materially adversely affected.

In addition, if the payroll tax savings employers currently realize from their employees’ utilization of CDBs become reduced or unavailable, employers may be less inclined to offer these programs to their employees. If the tax savings currently realized by employee participants by utilizing CDBs were reduced or unavailable, we expect employees would correspondingly reduce or eliminate their participation in such CDB plans. Any such reduction in employer or employee incentives would materially adversely affect the results of operations, financial condition, business and prospects of our Consumer-Directed Accounts business.
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
The Towers Watson $500 million revolving credit facility ("Revolving Credit Facility") and $250 million term loan ("Term Loan") contain a number of customary restrictive covenants imposing operating and financial restrictions on Towers Watson, including restrictions that limit our ability to engage in acts that may be in our long-term best interests. These covenants include, among others, limitations (and in some cases, prohibitions) that, directly or indirectly, restrict our ability to:

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
Risks Relating to our Common Stock
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of June 30, 2015, we operated offices in 113 markets and 37 countries throughout the Americas, Asia-Pacific, Europe, South Africa and the Middle East. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by us represented approximately 7% of total assets as of June 30, 2015, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 12, “Debt, Commitments and Contingent Liabilities”, of the notes to the consolidated financial statements in this Annual Report.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Towers Watson & Co. Class A common stock is currently traded on the NASDAQ under the symbol TW. The following table sets forth the high and low sales prices per share of our Class A common stock for the periods indicated.

	High	Low
Fiscal Year 2014
First quarter (July 1, 2013 - September 30, 2013)	$108.16	$80.99
Second quarter (October 1, 2013 - December 31, 2013)	$127.61	$107.09
Third quarter (January 1, 2014 - March 31, 2014)	$129.61	$105.01
Fourth quarter (April 1, 2014 - June 30, 2014)	$117.76	$102.30
Fiscal Year 2015
First quarter (July 1, 2014 - September 30, 2014)	$110.39	$99.50
Second quarter (October 1, 2014 - December 31, 2014)	$116.92	$99.35
Third quarter (January 1, 2015 - March 31, 2015)	$134.62	$111.02
Fourth quarter (April 1, 2015 - June 30, 2015)	$141.26	$125.80
On July 31, 2015, the closing price of the Company's common stock on the NASDAQ was $126.78.
Holders
As of July 31, 2015, there were 319 registered stockholders of our Class A common stock.
Dividends
Fiscal Year 2015 Dividends — During May 2015, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share, which was paid in July 2015. Additional quarterly cash dividends were declared in the amount of $0.15 per share in August 2014, November 2014 and February 2015, which were paid in October 2014, January 2015 and April 2015, respectively.
Fiscal Year 2014 Dividends — During May 2014, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.14 per share, which was paid in July 2014. Additional quarterly cash dividends were declared in the amount of $0.14 per share in November 2013 and February 2014, which were paid in January 2014 and April 2014, respectively.
Fiscal Year 2013 Dividends — During November 2012, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.115 per share, which was paid in December 2012. Additionally, the board of directors declared an acceleration for calendar year 2013 of dividends otherwise payable in April 2013, July 2013 and October 2013. The $0.345 per share accelerated dividend was paid in December 2012. Since all dividends that would have been otherwise payable in calendar year 2013 were paid in December 2012, there were no dividend payments for the six months ended June 30, 2013.
Total dividends paid in fiscal years 2015, 2014 and 2013 were $41.8 million and $21.1 million, and $48.2 million, respectively. The amount in fiscal years 2014, and 2013 includes $1.6 million, $1.3 million, respectively, of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.
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

Performance Graph
The graph below depicts total cumulative stockholder return on $100.00 invested on June 30, 2010, in (i) Towers Watson & Co. common stock, (ii) the New York Stock Exchange Composite Index, (iii) the NASDAQ Global Market Composite Index; and (iv) a peer group index comprised of the common stock of Aon plc and Marsh & McLennan Companies, Inc. and certain publicly traded companies within the management consulting services standard industrial classification code having a reported market capitalization exceeding $150 million. The graph assumes reinvestment of dividends.
*$100 invested on 6/30/10 in stock or 6/30/10 in index, including reinvestment of dividends. Fiscal year ending June 30.

	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14	6/30/15
Towers Watson & Co.	$100.00	$170.07	$156.06	$215.69	$275.38	$334.04
NYSE Composite	$100.00	$131.51	$126.62	$152.63	$187.35	$188.84
NASDAQ Global Market Composite	$100.00	$123.66	$106.93	$120.76	$161.82	$184.98
Peer Group	$100.00	$148.01	$148.99	$190.44	$238.35	$280.31
Companies included in the peer group index include: Accenture plc; Aon plc; CEB Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; Marsh & McLennan Companies, Inc.; Maximus, Inc.; and Navigant Consulting, Inc.
Issuer Purchases of Equity Securities
The Towers Watson Board has authorized the Company to periodically repurchase shares of common stock under distinct sets of authority. Prior to August 22, 2014, there were two such sets.
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
On August 22, 2014, the Board of Directors replaced the first and second stock repurchase authorities with a combined repurchase authorization. Under this new authority, the Company is authorized to repurchase up to $300 million of the

Company’s Class A Common Stock to cover all stock repurchase objectives. There is no expiration date for the new repurchase authority. As of June 30, 2015, $154.0 million remained available for the repurchase of shares under the $300 million authority. For fiscal year 2015, $168.2 million of shares were repurchased — $22.2 million prior to the approval of the new combined repurchase authorization effective August 22, 2014 and $146.0 million under the $300 million combined authority.
The table below presents specified information about the Company's Class A Common Stock repurchases in the fourth quarter of fiscal year 2015 and the Company's repurchase plan.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2015 through April 30, 2015	137,330	$131.43	137,330	1,347,588
May 1, 2015 through May 31, 2015	123,522	$132.21	123,522	1,224,066
June 1, 2015 through June 30, 2015	—	$0.00	—	1,224,066
	260,852	$131.80	260,852	1,224,066

(a)	The Company's $300 million repurchase plan was approved and announced on August 22, 2014, and has no expiration date.

(b)
The maximum number of shares that may yet be purchased under the stock repurchase plan is 1,224,066. An estimate of the maximum number of shares under the repurchase of up to $300 million was determined using the closing price of our stock on June 30, 2015, the last trading day of our fiscal year, of $125.80.

Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of Towers Watson for each of the years in the five-year period ended June 30, 2015. The selected consolidated financial data as of and for each of the years in the five year period ended June 30, 2015 were derived from our audited consolidated financial statements of Towers Watson. Prior period amounts have been restated to reflect discontinued operations in all periods presented. The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended June 30,
Statement of Operations Data:	2015	2014	2013	2012	2011
(in thousands, except per share data)
Revenue	$3,644,953	$3,481,912	$3,432,515	$3,257,898	$3,108,706
Costs of providing services:
Salaries and employee benefits	2,159,057	2,106,431	2,085,188	1,978,653	1,951,854
Professional and subcontracted services	268,277	249,775	267,715	283,783	245,076
Occupancy	137,841	137,883	139,942	136,557	139,211
General and administrative expenses	311,906	317,448	303,472	259,064	256,581
Depreciation and amortization	172,287	174,818	173,040	150,006	127,602
Transaction and integration expenses	6,984	1,049	30,753	86,130	100,535
	3,056,352	2,987,404	3,000,110	2,894,193	2,820,859
Income from operations	588,601	494,508	432,405	363,705	287,847
Income / (loss) from affiliates	33	—	(56)	262	1,081
Interest income	3,943	2,803	2,400	3,860	5,523
Interest expense	(9,075)	(9,031)	(12,676)	(9,156)	(12,475)
Other non-operating income	2,191	10,226	6,928	11,350	19,349
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	585,693	498,506	429,001	370,021	301,325
Provision for income taxes	200,062	138,249	136,991	132,443	121,480
INCOME FROM CONTINUING OPERATIONS	385,631	360,257	292,010	237,578	179,845
Income from discontinued operations, net of income tax of $0, $39,202, $15,561, $13,313, and $8,436, respectively	—	6,057	23,642	22,898	16,880
NET INCOME BEFORE NON-CONTROLLING INTERESTS	385,631	366,314	315,652	260,476	196,725
Income / (loss) attributable to non-controlling interests	653	7,014	(3,160)	263	2,288
NET INCOME (attributable to common stockholders)	$384,978	$359,300	$318,812	$260,213	$194,437
Basic earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.52	$5.00	$4.15	$3.28	$2.39
Net income from discontinued operations	—	0.09	0.33	0.32	0.23
Net income - basic	$5.52	$5.09	$4.48	$3.60	$2.62
Diluted earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.50	$4.98	$4.13	$3.27	$2.39
Net income from discontinued operations	—	0.08	0.33	0.32	0.23
Net income - diluted	$5.50	$5.06	$4.46	$3.59	$2.62

Dividends declared per share	$0.60	$0.42	$0.46	$0.40	$0.30
Weighted average shares of common stock (000):
Basic	69,766	70,587	71,150	72,221	74,075
Diluted	70,007	70,955	71,555	72,542	74,139

	As of June 30,
Balance Sheet and Other Data:	2015	2014	2013	2012	2011
(in thousands)
Cash and cash equivalents	$715,151	$727,849	$532,805	$478,179	$528,923
Fiduciary assets	$38,075	$12,010	$148,414	$171,406	$153,154
Working capital	$705,358	$773,899	$599,348	$656,415	$472,357
Goodwill and intangible assets	$2,932,438	$2,970,351	$2,906,693	$3,021,403	$2,638,496
Total assets	$5,394,174	$5,627,786	$5,332,077	$5,356,978	$5,098,950
Revolving credit facility, term loan and notes	$240,000	$225,000	$250,000	$458,000	$99,341
Dividends declared	$41,801	$30,780	$42,027	$25,752	$22,846
Stockholders’ equity	$2,932,011	$3,096,908	$2,724,494	$2,432,520	$2,591,527
Shares outstanding	69,282	70,339	70,716	71,702	73,601

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
We are a leading global professional services firm operating from 113 markets in 37 countries throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
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
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to stockholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider's capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.

Towers Watson | Willis Merger
As disclosed in the Company’s Current Report on Form 8-K filed on June 30, 2015 (the “Merger 8-K”), Willis Group Holdings (“Willis”) and Towers Watson announced the signing of a definitive merger agreement under which the companies will combine in an all-stock merger of equals transaction. Based on the closing price of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. At the effective time of the merger (“Towers Watson | Willis Merger”), each share of Class A common stock, par value $0.01 per share, of Towers Watson (the “TW Common Stock”) issued and outstanding immediately prior to the Towers Watson | Willis Merger (other than shares held by Towers Watson, Willis, or Merger Sub and dissenting shares) will be converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis. In addition, Towers Watson intends to declare and pay a pre-Towers Watson | Willis Merger special dividend in an amount equal to $4.87 per share of TW Common Stock, payable to holders of record of TW Common Stock prior to the closing date. We are in the process of evaluating our options to fund the special dividend through a bank loan.
The transaction was unanimously approved by the Board of Directors of each company. The combined company will be named Willis Towers Watson. Upon completion of the Towers Watson | Willis Merger, Willis shareholders are expected to own approximately 50.1% and Towers Watson stockholders are expected to own approximately 49.9% of the combined company, each on a fully diluted basis. The transaction is expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals, and approval by both Willis shareholders and Towers Watson stockholders.
See the Merger 8-K for a more detailed discussion of the terms and expected benefits of the Towers Watson | Willis Merger. Also, see “Risks Factors” in this Form 10-K report for risks relating to the Towers Watson | Willis Merger.
Financial Statement Overview
Towers Watson’s fiscal year ends June 30.
The table below sets forth significant portions of our consolidated statements of operations and data as a percentage of revenue for the periods indicated.

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2015		2014		2013
Revenue	$3,644,953	100%	$3,481,912	100%	$3,432,515	100%
Operating expenses	3,056,352	84%	2,987,404	86%	3,000,110	87%
Income from operations	588,601	16%	494,508	14%	432,405	13%
Non-operating (loss) / income	(2,908)	—%	3,998	—%	(3,404)	—%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	585,693	16%	498,506	14%	429,001	12%
Provision for income taxes	200,062	5%	138,249	4%	136,991	4%
INCOME FROM CONTINUING OPERATIONS	385,631	11%	360,257	10%	292,010	9%
Income from discontinued operations, net of income tax of $0, $39,202, $15,561, respectively	—	—%	6,057	—%	23,642	1%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	385,631	11%	366,314	11%	315,652	9%
Income / (loss) attributable to non-controlling interests	653	—%	7,014	—%	(3,160)	—%
NET INCOME (attributable to common stockholders)	$384,978	11%	$359,300	10%	$318,812	9%
Diluted earnings per share (attributable to common stockholders)	$5.50		$5.06		$4.46
Revenue
We derive the majority of our revenue from fees for consulting services. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client represented a significant concentration of our consolidated revenues for any of our three most recent fiscal years.
Shown below are Towers Watson’s top five geographies based on percentage of consolidated revenue. For the fiscal years ended June 30, 2014 and 2013, the information provided excludes the Brokerage business.

	Fiscal Year
Geographic Region	2015	2014	2013
United States	56%	53%	53%
United Kingdom	19%	20%	22%
Canada	5%	6%	6%
Germany	4%	5%	4%
Netherlands	2%	2%	2%
Revenue for the fiscal year ended June 30, 2015 was $3.6 billion, an increase of $163.0 million, or 5%, compared to $3.5 billion for the fiscal year ended June 30, 2014. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 8% for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014. This growth in revenue was driven by our Benefits, Exchange Solutions and Talent and Rewards segments, offset by our Risk and Financial Services segment. The Benefits segment contributed in the areas of bulk lump sum projects, healthcare consulting and pension administration. Our Exchange Solutions segment revenue growth was due to increased enrollments and increased health and welfare administration work. The Risk and Financial Services segment experienced growth in recurring software sales, which was more than offset by lower consulting demand. Our Talent and Rewards segment revenue growth was due to consulting work in support of M&A activity, seasonal benefit enrollment work, employee engagement surveys and HR technology projects.
Revenue for the fiscal year ended June 30, 2014 was $3.5 billion, an increase of $49.4 million, or 1%, compared to $3.4 billion for the fiscal year ended June 30, 2013. On an organic basis, which excludes the effects of acquisitions and currency, revenue increased 1% for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. Our Exchange Solutions segment contributed 8% to our total revenue in fiscal year 2014. During fiscal year 2014 we continued to assist companies with de-risking activities related to bulk-lump sum projects. We further enhanced our client development group outside the U.S. to better align our organization with our multi-national and global clients, and expanded our global footprint into rapidly developing markets such as South Africa, India and Russia.
Our results from operations can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the fiscal years ended June 30, 2015 and 2014, currency translation decreased our consolidated revenue by $104.1 million and $27.8 million, respectively. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.
The components of the change in revenue generated for fiscal years indicated are as follows:

	Revenue			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)
June 30, 2015 and June 30, 2014, respectively	$3,644,953	$3,481,912	5%	(3)%	8%	—%	8%
June 30, 2014 and June 30, 2013, respectively	$3,481,912	$3,432,515	1%	—%	1%	—%	1%
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-U.S. GAAP Measures in this Form 10-K.
Adjusted EBITDA
Adjusted EBITDA for the year ended June 30, 2015 was $767.2 million, compared to $669.7 million for the fiscal year ended June 30, 2014 and $648.3 million for the fiscal year ended June 30, 2013. A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is included in the section entitled Non-U.S. GAAP Measures in this Form 10-K.
The increase in Adjusted EBITDA for the fiscal year ended June 30, 2015 was primarily driven by growth in revenues. This growth was offset by increases in operating expenses, primarily in the areas of salaries and employee benefits and professional and subcontracted services. See Additional Consolidated Financial Information for additional details.
The increase in Adjusted EBITDA for the fiscal year ended June 30, 2014 was primarily driven by growth in revenues.

Net Income (attributable to common stockholders)
Net income attributable to common stockholders for the fiscal year ended June 30, 2015 was $385.0 million, an increase of $25.7 million, or 7%, compared to $359.3 million for the fiscal year ended June 30, 2014. As a percentage of revenue, net income attributable to controlling interests was 11% for fiscal year 2015, compared to 10% for fiscal year 2014.
The increase in net income for the fiscal year ended June 30, 2015 was primarily driven by growth in revenues. This growth was offset by increases in operating expenses, primarily in the areas of salaries and employee benefits, professional and subcontracted services and an increase in the tax provision due to prior year income tax benefits from the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in various jurisdictions, primarily the U.S.
Net income attributable to common stockholders for the fiscal year ended June 30, 2014 was $359.3 million, an increase of $40.5 million, or 13%, compared to $318.8 million for the fiscal year ended June 30, 2013. As a percentage of revenue, net income attributable to controlling interests was 10% for fiscal year 2014, compared to 9% for fiscal year 2013.
The increase in net income for the fiscal year ended June 30, 2014 was primarily driven by growth in revenues and a net decrease in operating expenses. The net decrease in operating expenses was driven by a decrease in transaction and integration expenses and professional and subcontracted services, partially offset by increases in salaries and employee benefits and general and administrative expenses. See Additional Consolidated Financial Information for additional details.
Net income can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the fiscal years ended June 30, 2015 and 2014, currency translation decreased our consolidated net income by $9.7 million and $2.6 million, respectively. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.
The components of the change in Net income (attributable to common stockholders) generated for fiscal years indicated are as follows:

	Net Income (attributable to common stockholders)			Components of Net Income Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)
June 30, 2015 and June 30, 2014, respectively	$384,978	$359,300	7%	(3)%	10%	—%	10%
June 30, 2014 and June 30, 2013, respectively	359,300	318,812	13%	—%	13%	—%	13%
Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for fiscal year 2015 was $5.50, compared to $5.06 for fiscal year 2014.
The increase in diluted earnings per share for the fiscal year ended June 30, 2015 was primarily driven by growth in revenues. This growth was offset by increases in operating expenses, primarily in the areas of salaries and employee benefits, professional and subcontracted services and an increase in the tax provision due to prior year income tax benefits from the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in various jurisdictions, primarily in the U.S.
Diluted earnings per share for fiscal year 2014 was $5.06, compared to $4.46 for fiscal year 2013.
The increase in diluted earnings per share for the fiscal year ended June 30, 2014 was primarily driven by growth in revenues and a net decrease in operating expenses. The net decrease in operating expenses was driven by a decrease in transaction and integration expenses and professional and subcontracted services, partially offset by increases in salaries and employee benefits and general and administrative expenses. See Additional Consolidated Financial Information for additional details.
Segment Analysis
We provide services in four business segments: Benefits, Exchange Solutions, Risk and Financial Services, and Talent and Rewards. For a full description of the segments, please see Item 1.
Management evaluates the performance of its segments and allocates resources and certain expenses to them based on net operating income on a pre-bonus, pre-tax basis. Revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.

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

A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. For the fiscal year ended June 30, 2015, the Benefits segment contributed 54% of our segment revenue. For the same period, approximately 42% of the Benefits segment’s revenue originates from outside the United States and is thus subject to currency translation exposure resulting from foreign exchange rate fluctuations.
Revenue generated from each line of business within the Benefits segment for the fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2015	2014
Revenue by line of business:
Retirement	$1,335,186	$1,327,019	1%	(3)%	4%	—%	4%
Health and Group Benefits	322,623	300,040	8%	(1)%	9%	—%	9%
Technology and Administration Solutions	186,395	175,322	6%	(5)%	11%	—%	11%
International Consulting	78,176	70,908	10%	(3)%	13%	—%	13%
Total revenue (net of reimbursable expenses)	$1,922,380	$1,873,289	3%	(3)%	6%	—%	6%
Benefits revenue increased $49.1 million, or 3%, and was $1.92 billion for fiscal year 2015 compared to $1.87 billion for fiscal year 2014. On an organic basis, our Benefits segment revenue grew 6%. Revenue increased in all lines of business and across all regions. Revenue from our Retirement line of business, which makes up a majority of the segment, increased 4%, with growth in all regions. The growth was primarily due to an increase in non-recurring bulk lump sum project work in the first half of the fiscal year and, in general, project activity in the Americas region, while commission activity helped drive growth in the EMEA region. Our Health and Group Benefits line of business had a 9% revenue increase primarily due to new plan management work and an increase in special projects in the Americas. Our Technology and Administration Solutions line of business experienced 11% revenue growth primarily due to non-recurring bulk lump sum projects in the first half of the fiscal year and an increase in pension administration and special projects in EMEA driven by changes in the UK retirement legislation. Our International Consulting line of business experienced a 13% increase in revenue primarily due to mergers and acquisitions ("M&A") activity in the Americas and EMEA regions.

Revenue generated from each line of business within the Benefits segment for the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2014	2013
Revenue by line of business:
Retirement	$1,327,019	$1,365,775	(3)%	—%	(3)%	—%	(3)%
Health and Group Benefits	300,040	300,763	—%	(1)%	1%	—%	1%
Technology and Administration Solutions	175,322	165,673	6%	3%	3%	—%	3%
International Consulting	70,908	70,300	1%	2%	(1)%	—%	(1)%
Total revenue (net of reimbursable expenses)	$1,873,289	$1,902,511	(2)%	—%	(2)%	—%	(2)%
Benefits revenue decreased $29.2 million, or 2%, and was $1.87 billion for fiscal year 2014 compared to $1.90 billion for fiscal year 2013. On an organic basis, Benefits revenue decreased 2%. Our Retirement line of business revenue, which makes up the majority of the segment, decreased 3%. While we continued to perform bulk lump sum projects, we did not have, and did not expect to have, the level of project work and revenue that we attained in fiscal year 2013. Our Health and Group Benefits business increased 1%. Our Technology and Administration Solutions line of business experienced 3% revenue growth due to new client work. The revenues in this line of business are recognized from the go-live date. The revenue growth in fiscal year 2014 was primarily a result of new client wins in fiscal 2013. We have also experienced an increase in implementation projects in fiscal year 2014. Our International Consulting line of business revenue declined 1%.
Exchange Solutions Segment. Exchange Solutions accounted for approximately 11% of our segment revenue for the fiscal year ended June 30, 2015, and operates predominantly in the United States.
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business and certain associates from the Health and Group Benefits line of business with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. This segment has two lines of business:

•
Retiree & Access Exchanges — The Retiree & Access Exchanges line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient quoting and an enrollment engine, a custom-developed Customer Relationship Management ("CRM") system and comprehensive insurance carrier connectivity. This business provides primary medical and ancillary benefit exchange services to retirees and pre-65 individuals through its proprietary 'group to individual' technology platform, which tightly integrates patented call routing technology, efficient quoting, an enrollment engine, a custom-developed Customer Relationship Management ("CRM") system and comprehensive insurance carrier connectivity.

•	Other — This line of business is comprised of three practices:

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

◦
Consumer-Directed Accounts — This business uses its Software as a Service ("SaaS") —based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts ("HSAs"), health reimbursement arrangements ("HRAs") and other consumer-directed accounts. While its core focus is on health plan accounts, this proprietary platform supports more than 30 other account types including tuition, adoption, commuter and child care.

◦	Health and Welfare Administration — This business provides a complete suite of health and welfare outsourcing services to more than 100 clients across multiple industries. By combining our proprietary

BenefitConnect technology platform with our disciplined approach to customer service, we can cost-effectively offer clients high-touch service.
A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment is seasonal, driven by the fact that we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections. This results in revenues that are higher in the second half of the fiscal year than the first half of the fiscal year. Costs are also seasonal and tend to be higher during the first half of the fiscal year, because we deploy temporary resources to service the enrollment activity associated with our client’s January 1-effective transitions.
Revenue generated from each line of business within the Exchange Solutions segment for the fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2015	2014
Revenue by line of business:
Retiree and Access Exchanges	$229,957	$164,171	40%	N/A	40%	—%	40%
Other	145,063	112,189	29%	N/A	29%	7%	22%
Total revenue (net of reimbursable expenses)	$375,020	$276,360	36%	N/A	36%	3%	33%
Exchange Solutions revenue increased $98.7 million, and was $375.0 million, for fiscal year 2015 compared to $276.4 million for fiscal year 2014, an increase of 36%. Exchange Solutions revenue is entirely denominated in U.S. dollars. On an organic basis, our Exchange Solutions segment revenue grew 33%. Our Retiree and Access Exchanges line of business revenue increased 40%. Revenues for this line of business are recognized over the related policy year and as such, the increase in fiscal year 2015 was driven by strong annual enrollments and off-cycle enrollments from both the current and prior years. Revenue in our Other line of business grew 22%, driven by the full fiscal year impact of Health and Welfare prior year installations, as well as new client activity implemented during the fiscal year. The majority of the go-live dates for these clients occurred between January 2014 and August 2014. In the fourth quarter of fiscal year 2015, we acquired Acclaris Holdings, Inc. ("Acclaris"), which offers flexible products that include integrated technology and services to support account-based benefits on a single platform in a scalable way. As of June 30, 2015, we had approximately 840,000 OneExchange Retiree members and approximately 330,000 lives on our Active Exchanges.
Revenue generated from each line of business within the Exchange Solutions segment for the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2014	2013
Revenue by line of business:
Retiree and Access Exchanges	$164,171	$94,858	73%	N/A	73%	—%	73%
Other	112,189	91,947	22%	N/A	22%	8%	14%
Total revenue (net of reimbursable expenses)	$276,360	$186,805	48%	N/A	48%	4%	44%
Exchange Solutions revenue was $276.4 million for fiscal year 2014 compared to $186.8 million for fiscal year 2013, a 48% increase. As our newest segment, Exchange Solutions contributed 8% to the Company’s total revenue for fiscal year 2014. Our Retiree and Access Exchanges line of business revenue increased 73%. Revenues for this line of business are recognized over the related policy year and as such, the increase in fiscal year 2014 was driven by strong annual enrollments and off-cycle enrollments in the prior year. Revenue in our Other line of business grew 14%, driven by Health and Welfare new client wins in the prior year which had not yet gone-live in the first half of fiscal year 2013. In the second quarter of the fiscal year 2014, we acquired Liazon to round out our portfolio of exchange offerings by adding fully-insured healthcare options and enhancing the ancillary benefit programs to the OneExchange platform. As of June 30, 2014, we had approximately 600,000 OneExchange Retiree members and approximately 130,000 lives on our Active Exchanges.

Risk and Financial Services Segment. The Risk and Financial Services segment accounted for 17% of our total segment revenue for the fiscal year ended June 30, 2015. Approximately 72% of the segment’s revenue originates from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Within the Risk and Financial Services segment, we have two lines of business:

•	Risk Consulting and Software — This business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs.

•	Investment — The Investment line business helps our clients manage investment complexity, establish their risk tolerance and improve governance.
The segment has a strong base of recurring revenue, driven by long-term client relationships in retainer investment consulting assignments, software solutions, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to M&A consulting. Major revenue growth drivers include changes in regulations, the level of M&A activity in the insurance industry, and growth in pension and other asset pools. In the first quarter of fiscal year 2014, we entered into an agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage business ("Brokerage") to JLT, closing the transaction in our second quarter of fiscal year 2014. We have reclassified the operating results of Brokerage as discontinued operations in our consolidated statements of operations for fiscal years 2014 and 2013.
Revenue generated from each line of business within the Risk and Financial Services segment for the fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2015	2014
Revenue by line of business:
Risk Consulting and Software	$374,126	$393,471	(5)%	(4)%	(1)%	—%	(1)%
Investment	229,495	244,966	(6)%	(4)%	(2)%	—%	(2)%
Total revenue (net of reimbursable expenses)	$603,621	$638,437	(5)%	(4)%	(1)%	—%	(1)%
Risk and Financial Services revenue was $603.6 million for fiscal year 2015 compared to $638.4 million for fiscal year 2014, a 5% decrease. On an organic basis, our Risk and Financial Services segment revenue decreased 1%. Our Risk Consulting and Software line of business revenue decreased 1%, with lower consulting demand offsetting the growth in recurring software sales. Following the restructuring in fiscal year 2014, EMEA experienced continued market stabilization and better project management. Our Investment line of business experienced a 2% revenue decline, reflecting a strong comparable in EMEA from the first half of fiscal year 2014, when it had higher than normal project work and performance fees.
Revenue generated from each line of business within the Risk and Financial Services segment for the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2014	2013
Revenue by line of business:
Risk Consulting and Software	$393,471	$413,835	(5)%	1%	(6)%	—%	(6)%
Investment	244,966	231,510	6%	1%	5%	—%	5%
Total revenue (net of reimbursable expenses)	$638,437	$645,345	(1)%	1%	(2)%	—%	(2)%
Risk and Financial Services revenue was $638.4 million for fiscal year 2014 compared to $645.3 million for fiscal year 2013, a 1% decrease. Risk and Financial Services revenue decreased 2% on an organic basis. The Risk and Financial Services segment revenue decline was primarily from a 6% decrease in our Risk Consulting and Software line of business revenue across all regions, particularly in Asia Pacific and EMEA. In fiscal year 2013, we began restructuring efforts, as there was low client demand for discretionary projects. The restructuring was completed in fiscal year 2014. While we experienced a decrease in consulting revenue, our property and casualty software revenue continued to be strong. Our Investment line of business experienced 5% revenue growth, across all regions, due to increased project work and performance fees.
Talent and Rewards Segment. The Talent and Rewards segment accounted for approximately 18% of our total segment revenue for the fiscal year ended June 30, 2015. Approximately 45% of the segment’s revenue originates from outside the United States, and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The Talent and Rewards Segment has three lines of business:

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
Revenue for the Talent and Rewards segment has increasing seasonality, with a meaningful amount of heightened activity in the first half of our fiscal year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, M&A activity, the demand for universal metrics related to workforce engagement and the opportunity to leverage technology to manage annual talent management and reward processes.
Revenue generated from each line of business within the Talent and Rewards segment for the fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2015	2014
Revenue by line of business:
Executive Compensation	$144,310	$136,198	6%	(3)%	9%	—%	9%
Rewards, Talent and Communication	243,715	224,311	9%	(3)%	12%	—%	12%
Data Surveys and Technology	234,795	222,194	6%	(3)%	9%	1%	8%
Total revenue (net of reimbursable expenses)	$622,820	$582,703	7%	(3)%	10%	—%	10%
Talent and Rewards revenue was $622.8 million for fiscal year 2015, compared to $582.7 million for fiscal year 2014, a 7% increase. On an organic basis, Talent and Rewards revenue increased 10%. Revenue increased in all lines of business and across all regions. Our Executive Compensation line of business revenue grew by 9%, with growth in all regions. The increase in the Americas region was primarily due to an increase in initial public offering and M&A projects, and success in targeted industries, while the increase in the Asia Pacific region was primarily due to the adoption of new regulations and new client work. Rewards, Talent and Communication line of business revenue, which is primarily project-oriented, increased 12%, with growth in all regions. The America’s region led the growth in this line of business, primarily due to a strong enrollment season in the U.S. and transaction work, followed by the EMEA region, which experienced an increase in M&A activity. Data, Surveys and Technology line of business revenue increased 8%, primarily due to growth in employee engagement surveys, and HR technology. In the fourth quarter of fiscal year 2015, we acquired Saville Consulting Group Limited ("Saville") which is a global psychometric assessment business. Saville is included in our Data, Surveys and Technology line of business.

Revenue generated from each line of business within the Talent and rewards segment for the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	Fiscal Year Ended June 30,			Components of Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
(in thousands)	2014	2013
Revenue by line of business:
Executive Compensation	$136,198	$133,879	2%	—%	2%	—%	2%
Rewards, Talent and Communication	224,311	234,157	(4)%	—%	(4)%	—%	(4)%
Data Surveys and Technology	222,194	205,300	8%	(1)%	9%	—%	9%
Total revenue (net of reimbursable expenses)	$582,703	$573,336	2%	—%	2%	—%	2%
Talent and Rewards revenue was $582.7 million for fiscal year 2014 compared to $573.3 million for fiscal year 2013, a 2% increase on an as reported and organic basis. Data, Surveys and Technology line of business revenue increased 9%, as demand for human resources software implementations and employee surveys drove revenue growth across all regions. Rewards, Talent and Communication line of business revenue, which is primarily project-oriented, decreased 4%. We experienced softness in this line of business in the Americas and EMEA regions during fiscal year 2014. Additionally, our results were impacted as our communications consultants were redeployed to support Exchange Solutions product development and sales. Our Executive Compensation business experienced a 2% increase in revenue, primarily in the Americas, where demand remained solid. We anticipate modest revenue growth for our Talent and Rewards segment from several of our practice areas, including Data, Surveys and Technology. In June 2014, we released three SaaS HR technology solutions. We are seeing a higher usage of HR service center technology as organizations look to improve their employees’ experience without increasing costs.
Additional Consolidated Financial Information
The table below details our consolidated operating expenses for the periods indicated, as well as each item's corresponding percentage of revenue.

	Fiscal Year Ended June 30,
(in thousands)	2015		2014		2013
Operating expenses
Salaries and employee benefits	$2,159,057	59%	$2,106,431	60%	$2,085,188	61%
Professional and subcontracted services	268,277	7%	249,775	7%	267,715	8%
Occupancy	137,841	4%	137,883	4%	139,942	4%
General and administrative expenses	311,906	9%	317,448	9%	303,472	9%
Depreciation and amortization	172,287	5%	174,818	5%	173,040	5%
Transaction and integration expenses	6,984	—%	1,049	—%	30,753	1%
Total operating expenses	$3,056,352	84%	$2,987,404	86%	$3,000,110	87%
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

Salaries and employee benefits was $2.16 billion for fiscal year 2015 compared to $2.11 billion for fiscal year 2014, an increase of $52.6 million, or 2%. We experienced a $6.1 million decrease in salaries, wage related taxes and fringe benefits for fiscal year 2015. The decrease is associated with the rationalizing of our staff in fiscal year 2015, primarily in our Corporate functions and in our Benefits segment in EMEA. Our discretionary annual bonus is based on pre-bonus profitability, and fluctuates based on our operating results. As a result, our bonus expense for fiscal year 2015 increased by $75.2 million compared to fiscal year 2014. Additionally, we experienced a $12.5 million increase in stock-based compensation expense, which was driven primarily by performance-based plans that can fluctuate with the operating results of the Company. Our pension expense decreased $29.9 million, driven by higher than expected return on assets in the North American plans. As a percentage of revenue, salaries and employee benefits was 59% for fiscal year 2015 compared to 60% for fiscal year 2014.
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
In October 2014, the Society of Actuaries released final reports on a study of mortality and mortality improvement in U.S. pension plans, which suggest that recent mortality experience across U.S. pension plans is stronger than that which has been assumed in the determination of our pension and postretirement obligations and cost. We estimate that these changes will increase annual U.S. benefit plan costs for the Company starting in fiscal year 2016 by approximately $15 million to $20 million.
Professional and Subcontracted Services
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the three most recent fiscal years, approximately 30% to 40% of the professional and subcontracted services were directly incurred on behalf of clients and were reimbursed by them, with such reimbursements being included in revenue. For the fiscal year ended June 30, 2015, these reimbursable services represented approximately 35% of professional and subcontracted services.
Professional and subcontracted services for fiscal year 2015 was $268.3 million, compared to $249.8 million for fiscal year 2014, an increase of $18.5 million, or 7%. Our external service provider fees increased by $13.6 million compared to fiscal year 2014. This was primarily due to an increase in seasonal employees for the Retiree and Access Exchange business. Our pass-through expenses, which are generally reimbursable under our contracts, increased by $4.9 million. As a percentage of revenue, professional and subcontracted services remained flat at 7% for fiscal years 2015 and 2014.
Professional and subcontracted services for fiscal year 2014 was $249.8 million, compared to $267.7 million for fiscal year 2013, a decrease of $17.9 million, or 7%. Our external service provider fees decreased by $15.7 million compared to fiscal year 2013. We contracted with these service providers to supplement our day-to-day operations. In fiscal year 2014, our telecommunication, video conferencing, and internet services were managed by our in-house information technology department, and these expenses are classified in general and administrative expenses. Our pass-through expenses, which are generally reimbursable under our contracts, decreased by $2.3 million. As a percentage of revenue, professional and subcontracted services decreased to 7% for fiscal year 2014 from 8% for fiscal year 2013.
Occupancy
Occupancy includes expenses for rent and utilities, as well as the net reduction to rent related to the amortization of acquired favorable and unfavorable lease agreements.
Occupancy expense for fiscal year 2015 was $137.8 million, remaining flat compared to $137.9 million for fiscal year 2014. As a percentage of revenue, occupancy expense was 4% for fiscal years 2015 and 2014.
Occupancy expense for fiscal year 2014 was $137.9 million, compared to $139.9 million for fiscal year 2013, a decrease of $2.0 million, or 1%. The decrease in occupancy expenses relates to cost savings from the combination of duplicative office spaces. As a percentage of revenue, occupancy expense was 4% for fiscal years 2014 and 2013.
General and Administrative Expenses
General and administrative expenses include legal, marketing, supplies, telephone and networking costs to operate office locations, as well as insurance, including premiums on excess insurance and losses on professional liability claims, non-client-

reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.
General and administrative expenses for fiscal year 2015 was $311.9 million, compared to $317.4 million for fiscal year 2014, a decrease of $5.5 million, or 2%. The decrease was primarily driven by lower marketing and foreign currency expense, offset by an increase in our professional liability claims expense due to increases in our current legal reserves and reductions in the current year IBNR reserves. As a percentage of revenue, general and administrative expenses was 9% for fiscal years 2015 and 2014.
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
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of fixed assets and amortization of intangible assets and internally-developed software.
Depreciation and amortization expense for fiscal year 2015 was $172.3 million, compared to $174.8 million for fiscal year 2014, a decrease of $2.5 million, or 1%. As a percentage of revenue, depreciation and amortization expenses was 5% for fiscal years 2015 and 2014.
Depreciation and amortization expense for fiscal year 2014 was $174.8 million, compared to $173.0 million for fiscal year 2013, an increase of $1.8 million, or 1%. As a percentage of revenue, depreciation and amortization expenses was 5% for fiscal years 2014 and 2013.
Transaction and Integration Expense
Transaction and integration expense includes fees and charges associated with our merger and acquisitions and principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses.
Transaction and integration expense for fiscal year 2015 was $7.0 million, compared to $1.0 million for fiscal year 2014, an increase of $6.0 million. The increase is principally related to our Acclaris and Saville acquisitions, along with charges related to the recent merger announcement. As a percentage of revenue, transaction and integration expense was less than 1% for fiscal years 2015 and 2014.
Transaction and integration expense for fiscal year 2014 was $1.0 million, compared to $30.8 million for fiscal year 2013, a decrease of $29.8 million. The decrease was principally due to a reduction in expenses related to information technology integration projects that were ongoing in fiscal year 2012 and completed in fiscal year 2013. As a percentage of revenue, transaction and integration expense was less than 1% for fiscal year 2014 and 1% for fiscal year 2013.
Income / (Loss) from Affiliates
Income from affiliates for fiscal year 2015 was less than $0.1 million.
There was no income or loss from affiliates for fiscal year 2014.
Loss from affiliates for fiscal year 2013 was $0.1 million.
Interest Income
Interest income was $3.9 million, $2.8 million and $2.4 million for fiscal years 2015, 2014 and 2013 respectively.
Interest Expense
Interest expense was $9.1 million for fiscal year 2015, compared to $9.0 million for fiscal year 2014, which was in line with our outstanding principal balances during the fiscal years.
Interest expense was $9.0 million for fiscal year 2014, compared to $12.7 million for fiscal year 2013, which was in line with our outstanding principal balances during the fiscal years.

Other Non-Operating Income
Other non-operating income for fiscal year 2015 was $2.2 million, compared to $10.2 million for fiscal year 2014. During fiscal year 2014, we recorded $6.3 million of mark-to-market gains on investments held by a consolidated variable interest entity. The variable interest entity was subsequently deconsolidated in our third fiscal quarter due to changes in the terms of our contract.
Other non-operating income for fiscal year 2014 was $10.2 million, compared to $6.9 million for fiscal year 2013. During fiscal year 2014, we recorded $6.3 million of mark-to-market gains on investments held by a consolidated variable interest entity. The variable interest entity was subsequently deconsolidated in our third fiscal quarter.
Provision for Income Taxes
The provision for income taxes for fiscal year 2015 was $200.1 million, compared to $138.2 million in fiscal year 2014. The effective tax rate was 34.2% for fiscal year 2015 and 27.7% for fiscal year 2014. Our effective tax rate increased by 6.5% for fiscal year 2015 as compared to fiscal year 2014, primarily due to prior year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in the U.S of 2.1% and an increase in current year uncertain tax positions of 2.4%.
The U.K. Finance Act 2015 received Royal Assent and was enacted on March 26, 2015.  This legislation includes a new Diverted Profits Tax (“DPT”).  The DPT will apply as of April 1, 2015 to profits of multinationals that are considered to have been diverted from the U.K. taxation as defined under the law.  If the U.K. determines that profits have been diverted, such profits will be subject to tax at a rate of 25%.  The DPT will apply in two situations; (a) where a foreign company has purposefully avoided having a taxable presence in the U.K, or (b) where a group has entered into a tax advantageous structure or transaction that lacks economic substance.  Although the intentions of the legislation are to address aggressive tax planning lacking in economic substance, the legislation may have a wider reach as the guidance was drafted very broadly. At June 30, 2015 the Company has determined that it will not be liable for the DPT. The Company will continue to evaluate the impact of the DPT on future operations.
The provision for income taxes for fiscal year 2014 was 27.7% compared with 31.9% in fiscal year 2013. Our effective tax rate decreased by 4.2% for fiscal year 2014 compared to fiscal year 2013 primarily due to current year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in various taxing jurisdictions, primarily the U.S.
Income from Discontinued Operations, net of income tax
There was no income from discontinued operations for fiscal year 2015. Income from discontinued operations for fiscal year 2014 was $6.1 million, compared to $23.6 million for fiscal year 2013. The operations of our Brokerage business, formerly part of our Risk and Financial Services segment, have been classified as discontinued operations for all periods presented, as a result of our Board of Directors committing to a plan of action to sell the business in our first quarter of fiscal year 2014. During the second quarter, we closed the sale of the business to JLT. Included in income from discontinued operations for fiscal year 2014 is a pre-tax gain on the sale of $24.0 million. This gain results from the adjusted consideration of $215.1 million, offset by transaction costs of $6.4 million, accelerated stock-based compensation awards of $1.0 million, and $184.8 million in removal of Brokerage net assets, primarily goodwill and intangible assets, not transferred in the deal. The sale of our Brokerage business resulted in a significant taxable gain, since the disposal of the goodwill and intangible assets associated with the business is not tax-deductible. The following selected financial information relates to the Brokerage business's operations for the fiscal years ended June 30, 2014 and 2013:

	Fiscal Year Ended,
(in thousands)	2014	2013
Revenue from discontinued operations	$63,762	$164,270

Income from discontinued operations before taxes	21,308	39,203
Tax expense on discontinued operations	7,522	15,561
Net income from discontinued operations	13,786	23,642

Gain from sale of discontinued operations	23,951	—
Tax expense on gain from sale of discontinued operations	31,680	—
Net loss from sale of discontinued operations	(7,729)	—
Total net income from discontinued operations	$6,057	$23,642

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
The historical cumulative earnings of our foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. We believe the Company’s current cash position, and access to capital markets (via a supplemental offering, if needed) will allow it to meet its U.S. cash obligations without repatriating historical cumulative foreign earnings. Further, non-U.S. cash is used for working capital needs of our non-U.S. operations and may be used for foreign restructuring expenses or acquisitions. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or U.S. Tax Reform necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2015, at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at June 30, 2015 totaled $715.2 million, compared to $727.8 million at June 30, 2014. The small decrease in cash and short-term investments was due in part to increased cash returned to shareholders in the form of dividends and stock repurchases, partially offset by higher net income and increased borrowings.
Short-term investments at June 30, 2015 totaled $127.2 million compared to $122.8 million at June 30, 2014. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits which have been classified as short-term.
At June 30, 2015, cash and cash equivalents of $22.2 million and short term investments of $5.0 million from the consolidated balance sheets of Professional Consultants Insurance Company ("PCIC") and Stone Mountain Insurance Company ("SMIC") are available for payment of professional liability and other claims reserves. Additionally, we have fiduciary assets totaling $38.1 million at June 30, 2015, which is related to our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients and are not available for general use by the Company. Adjusting for these items, we have a net $692.9 million of cash and $122.1 million of short-term investments that are available for our general use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2015, $642.0 million of Towers Watson’s total cash and cash equivalents balance of $715.2 million and $122.0 million of our $127.2 million of our total short-term investments were held outside of the United States. Should we require more capital in the U.S. than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

Summarized Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the years indicated:

	Fiscal Year Ended June 30,
(in thousands)	2015	2014	2013
Net cash from/(used in):
Operating activities	$573,519	$456,091	$531,314
Investing activities	(361,975)	(268,062)	(137,766)
Financing activities	(190,528)	(15,244)	(326,680)
Effect of exchange rate changes on cash and cash equivalents	(33,714)	22,259	(12,242)
(Decrease)/increase in cash and cash equivalents	(12,698)	195,044	54,626
Cash and cash equivalents beginning of period	727,849	532,805	478,179
Cash and cash equivalents end of period	$715,151	$727,849	$532,805
Cash Flows From Operating Activities.
Cash flows from operating activities were $573.5 million, $456.1 million, and $531.3 million for fiscal years ended June 30, 2015, 2014 and 2013, respectively.
The significant source of cash provided by operating activities during the fiscal years ended June 30, 2015, 2014 and 2013 were provided by cash collections from clients, totaling $3.77 billion, $3.59 billion and $3.50 billion, respectively.
In addition to the normal funding of our operations, the primary uses of cash from operating activities during the fiscal years ended June 30, 2015 and 2014 related to the annual payout of bonuses as well as the payment of pension contributions to our qualified plans or benefit payments made through our non-qualified plans. In the fiscal year ended June 30, 2015, we made additional tax payments of $131.5 million as compared to the prior fiscal year. These additional payments were largely driven by the taxable gain recognized in connection with the sale of our Brokerage business to JLT in November 2013 and U.S. estimated tax payments related to fiscal year 2015. Our bonus payment made in fiscal year 2015 decreased from the payment made in fiscal year 2014 by $52.9 million and our payment in fiscal year 2014 increased $22.3 million from the payment made in fiscal year 2013. Total pension contributions and pension benefit payments were $145.5 million, $209.4 million and $231.4 million, respectively, for the fiscal years ended June 30, 2015, 2014 and 2013.
The allowance for doubtful accounts decreased $0.4 million from June 30, 2014 to June 30, 2015. The number of days of accounts receivable outstanding decreased to 77 at June 30, 2015 compared to 80 at June 30, 2014 and 83 at June 30, 2013. Our working capital decreased by June 30, 2014 by $68.5 million to $705.4 million at June 30, 2015.
Cash Flows Used in Investing Activities.
Cash flows used in investing activities for fiscal years ended June 30, 2015, 2014 and 2013 were $362.0 million, $268.1 million, and $137.8 million, respectively.
Cash flows used in investing activities of $362.0 million for the fiscal year June 30, 2015 were driven by $207.0 million of cash paid, net of cash acquired, to acquire Acclaris and Saville in addition to $135.2 million in fixed asset purchases and capitalized costs of developing internal and external facing software and $27.8 million of net purchases resulting from the purchases and redemptions of held-to-maturity investments. These cash outflows were offset by the $8.1 million net proceeds resulting from the sale or redemption of available-for-sale securities.
Cash flows used in investing activities of $268.1 million for the fiscal year ended June 30, 2014 were driven by cash paid, net of cash acquired, to acquire Liazon of $194.1 million, cash transferred to JLT as part of the Brokerage sale of $25.1 million, fixed asset purchases and capitalized costs of developing internal and external facing software of $120.8 million, investment purchases made by our temporarily consolidated variable interest entity of $109.5 million, and investment purchases of held-to-maturity and available-for-sale securities of $173.1 million. These cash outflows were offset by the sale of our Brokerage business to JLT for cash proceeds of $259.7 million, as well as proceeds resulting from the sale or redemption of $94.9 million of available-for-sale and held-to-maturity securities.
Cash flows used in investing activities of $137.8 million for the fiscal year ended June 30, 2013 were driven by $128.0 million in fixed asset purchases and capitalized costs of developing internal and external facing software, investment purchases of available-for-sale securities of $61.3 million. These cash outflows were offset by $49.1 million in proceeds from the sale or redemption of available-for-sale securities.

Cash Flows Used in Financing Activities.
Cash flows used in financing activities for fiscal years ended June 30, 2015, 2014 and 2013 were $190.5 million, $15.2 million, and $326.7 million, respectively.
Cash flows used in financing activities of $190.5 million for the fiscal year ended June 30, 2015 were primarily driven by $41.8 million in dividends paid, $168.2 million in share repurchases made under our repurchase authorizations, $25.0 million in repayment on our Term Loan, as well as the first scheduled retention payment of $10.3 million made in connection with the sale of our Brokerage business to JLT in November 2013. During the fiscal year ended 2015, the average outstanding balance on our Senior Credit Facility was $32.0 million, and the largest outstanding balance at any point in time was $135.0 million.
Cash flows used in financing activities of $15.2 million for the fiscal year ended June 30, 2014 were primarily driven by $109.5 million of cash inflows to our temporarily consolidated variable interest entity. These net inflows were primarily offset by $92.8 million paid to repurchase shares under our repurchase authorizations and a repayment on our Term Loan of $25.0 million. During fiscal year ended 2014, the average outstanding balance on our Senior Credit Facility was $9.3 million, and the largest outstanding balance during the period was $57.5 million.
Cash flows used in financing activities of $326.7 million for the fiscal year ended June 30, 2013 were primarily driven by net repayments of $208.0 million on our Senior Credit Facility, $48.2 million in dividends paid, and $46.6 million in share repurchase made under our repurchase authorizations. During the fiscal year ended 2013, the average outstanding balance on our Senior Credit Facility was $197.1 million, and the largest outstanding balance at any point in time was $365.9 million.
Share Repurchase Program
The Towers Watson Board of Directors has authorized the Company to periodically repurchase shares of common stock under distinct sets of authority. Prior to August 22, 2014, there were two such sets.
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
On August 22, 2014, the Board of Directors replaced the first and second stock repurchase authorities with a combined repurchase authorization. Under this new authority, the Company is authorized to repurchase up to $300 million of the Company’s Class A Common Stock to cover all stock repurchase objectives. There is no expiration date for the new repurchase authority. For fiscal year 2015, $168.2 million of shares were repurchased — $22.2 million prior to the approval of the new combined repurchase authorization effective August 22, 2014 and $146.0 million under the $300 million combined authority.
During the years indicated, the Company had the following share repurchase activity:

	Fiscal Year Ended June 30,
	2015	2014	2013
Shares repurchased	1,438,505	797,200	838,248
Average price per share	$116.93	$116.31	$55.35
Aggregate repurchase cost (excluding broker commissions)	$168.2 million	$92.8 million	$46.6 million
Capital Commitments
Capital expenditures were $71.4 million for fiscal year 2015. Additionally, during fiscal year 2015, we spent $63.8 million for internally-developed capitalized software for external use by our clients.
Dividends
During May 2015, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share which was paid in July 2015. Total dividends paid in fiscal years 2015, 2014 and 2013 were $41.8 million, $21.1 million and $48.2 million, respectively. The amounts in fiscal years 2014 and 2013 include, $1.6 million and $1.3 million, respectively, of dividends paid by our consolidated, majority-owned subsidiary, Fifth Quadrant, to its third-party shareholders.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2015
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loan	$200,000	$25,000	$175,000	$—	$—
Senior Credit Facility	40,000	—	40,000	—	—
Lease commitments	482,247	97,551	158,698	105,508	120,490
	$722,247	$122,551	$373,698	$105,508	$120,490
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
Pension Contribution. The table above does not include contributions for pension plans. Contributions to our qualified pension plans for fiscal year 2016 are projected to be $75.9 million. Additionally, the Company expects to pay $48.5 million in benefits directly to participants for fiscal 2016.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under ASC 740, Income Taxes. The settlement period for the $36.0 million liability, which excludes interest and penalties, cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Contingent Consideration from Acquisitions. The table above does not include liabilities for contingent consideration for our EMB acquisition in fiscal year 2011. As of June 30, 2015, we still expect to pay out £2.4 million for fiscal year 2016 related to the EMB contingent consideration provisions in our agreements and subject to performance requirements on behalf of the sellers.
Indebtedness
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”).
Our Senior Credit Facility is available to the Company to meet all borrowing requirements, including but not limited to normal and seasonal working capital needs, financing of internal and external investments including acquisitions, returns of cash to shareholders and repayment of other borrowings. As of June 30, 2015, Towers Watson had $40.0 million in borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real BRL 5.5 million (U.S. $1.8 million). BRL 2.0 million (U.S. $0.6 million) of the credit facility is committed to an overdraft facility and as of June 30, 2015, there were no borrowings outstanding under this facility. BRL 3.8 million (U.S. $1.2 million) of the credit facility is committed to lease guarantees. As of June 30, 2015, standby guarantees totaling BRL 1.7 million (U.S. $0.5 million) were outstanding under this facility.

Towers Watson has also provided a $5 million Australian dollar-denominated letter of credit (U.S. $3.8 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $8.4 million committed to lease guarantees from major banks in support of office leases and performance under existing or prospective contracts.
Towers Watson had an additional $30.0 million outstanding on an uncommitted line of credit as of June 30, 2015.
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
Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures: (1) Constant Currency Change, (2) Organic Change, (3) Adjusted EBITDA, (4) Adjusted Diluted Earnings Per Share from continuing operations, (5) Adjusted income from continuing operations (attributable to common stockholders) and (6) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
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
The constant currency and organic change results, and a reconciliation from the as reported results, for consolidated revenues are presented in the financial statement overview tables presented within this Form 10-K and are also reported by segment and line of business in the Segment Analysis tables presented within this Form 10-K.
Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance based compensation plans.
Since the merger (the “Towers Perrin | Watson Wyatt Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) in January 2010, we have incurred significant acquisition-related expenses related to the merger and integration activities necessary to combine Watson Wyatt and Towers Perrin. These acquisition-related expenses include transaction and integration costs, severance costs, non-cash charges for amortization of intangible assets and merger-related stock-based compensation costs from the issuance of merger-related restricted shares. Included in our transaction and integration costs are integration consultant fees and legal, accounting, marketing and information technology integration expenses. Adjusted EBITDA excludes the impact of these acquisition-related expenses and is important in illustrating what our operating results would have been had these expenses not been incurred.
Adjusted EBITDA is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, stock-based compensation, and other non-operating income excluding income from variable interest entity.

A reconciliation of Adjusted EBITDA to Net income (attributable to common stockholders) is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
NET INCOME (attributable to common stockholders)	$384,978	$359,300	$318,812
Less: Income from discontinued operations, net of tax	—	6,057	23,642
Income from continuing operations (attributable to common stockholders)	384,978	353,243	295,170
Provision for income taxes	200,062	138,249	136,991
Interest, net	5,132	6,228	10,276
Depreciation and amortization	172,287	174,818	173,040
Transaction and integration expenses	6,984	1,049	30,753
Stock-based compensation (a)	—	—	8,931
Other non-operating income (b)	(2,224)	(3,929)	(6,872)
Adjusted EBITDA	$767,219	$669,658	$648,289

(a)
Stock-based compensation is included in salary and employee benefits expense and relates to Towers Watson Restricted Class A shares held by our current associates, which were awarded to them in connection with the Towers Perrin | Watson Wyatt Merger in 2010 and Extend Health stock options held by our current associates which were assumed by the Company in connection with the acquisition.

(b)	Other non-operating income includes income / (loss) from affiliates and other non-operating income excluding income from variable interest entity of $6.3 million for the year ended June 30, 2014.
Adjusted diluted earnings per share and Adjusted Income from continuing operations (attributable to common stockholders)
Adjusted diluted earnings per share is another measure which excludes the impact of acquisition related expenses that is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted diluted earnings per share is defined as Adjusted Income from continuing operations (attributable to common stockholders) divided by the weighted average shares of common stock, diluted.
Adjusted Income from continuing operations (attributable to common stockholders) is defined as Net income (attributable to common stockholders) adjusted for discontinued operations, net of tax, and adjusted for certain tax-effected merger and acquisition related items of transaction and integration expenses, non-cash stock-based compensation, and amortization of intangible assets. This measure is used solely for the purpose of calculating Adjusted diluted earnings per share.

A reconciliation of Adjusted diluted earnings per share to Net income (attributable to common stockholders) is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$384,978	$359,300	$318,812
Less: Income from discontinued operations, net of tax	—	6,057	23,642
Income from continuing operations (attributable to common stockholders)	384,978	353,243	295,170
Adjusted for certain acquisition related items (c):
Amortization of intangible assets	43,285	54,354	52,387
Transaction and integration expenses including severance	4,598	758	20,933
Stock-based compensation (d)	—	—	6,079
Adjusted income from continuing operations (attributable to common stockholders)	$432,861	$408,355	$374,569
Weighted average shares of common stock — diluted (000)	70,007	70,955	71,555
Diluted earnings per share, as reported from continuing operations	$5.50	$4.98	$4.13
Adjusted for certain acquisition-related items:
Amortization of intangible assets	0.62	0.77	0.73
Transaction and integration expenses including severance	0.07	0.01	0.29
Stock-based compensation	—	—	0.08
Adjusted diluted earnings per share from continuing operations	$6.19	$5.76	$5.23

(c)
The adjustments to net income attributable to common stockholders and diluted earnings per share of certain acquisition-related items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period, which was 34.2% for the fiscal year ended June 30, 2015, 27.7% for the fiscal year ended June 30, 2014, and 31.9% for the fiscal year ended June 30, 2013.

(d)
Stock-based compensation relates to shares of Restricted Class A common stock held by our current associates which were awarded to them as former Towers Perrin employees in connection with the Towers Perrin | Watson Wyatt Merger.

Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities	$573,519	$456,091	$531,314
Less: Fixed assets and software for internal use	71,435	64,825	77,891
Free Cash Flow	$502,084	$391,266	$453,423
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

Prior to the sale of our reinsurance brokerage business in November 2013 (see Note 3 for further discussion), in our capacity as a reinsurance broker, we collected premiums from our reinsurance clients and, after deducting our brokerage commissions, we remitted the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services was earned on a commission basis. Commissions were calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognized brokerage services revenue on the later of the contract’s inception or billing date as fees became known or as our services were provided for premium processing. In addition, we held cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We were permitted to invest these funds in high quality liquid instruments.
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
Valuation of Billed and Unbilled Receivables from Clients
We maintain allowances for doubtful accounts to reflect estimated losses resulting from the clients’ failure to pay for the services after the services have been rendered, including allowances when client disputes may exist. The related provision is recorded as a reduction to revenue. Our allowance policy is based on the aging of the billed and unbilled client receivables and has been developed based on the write-off history. Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.
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
Incurred But Not Reported (IBNR) Claims
We accrue for IBNR professional liability claims that are probable and estimable. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability does not include actuarial projections for the effect of claims data for large cases due to the insufficiency of actuarial experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2015, we had a $181.5 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability increased from $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Pension Assumptions
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2015, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $85.5 million in projected benefit obligations, $64.8 million in assets and a net liability of $20.7 million.
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
Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas. Retiree life, medical and dental benefits provided under our Canadian postretirement benefit plans were closed to new hires effective January 1, 2011. Associates that meet the eligibility requirements as of January 1, 2016 are eligible to the postretirement benefits plan of their legacy company.
The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.
Europe
United Kingdom – Benefit accruals earned under the legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves Towers Watson.  Benefit accruals earned under the legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All associates now accrue defined contribution benefits.
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
The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2015, 2014 and 2013 were as follows:

	Fiscal Year Ended June 30,
	2015		2014		2013
	North America	Europe	North America	Europe	North America	Europe
Discount rate	4.86%	3.99%	5.32%	4.41%	4.86%	4.80%
Expected long-term rate of return on assets	7.67%	5.79%	7.67%	5.77%	8.11%	6.07%
Rate of increase in compensation levels	3.98%	3.00%	4.36%	3.93%	4.35%	3.93%
The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
	North America	Europe	North America	Europe
Discount rate	4.87%	3.45%	4.86%	3.99%
Rate of increase in compensation levels	4.01%	3.00%	3.98%	3.00%
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
The following information illustrates the sensitivity to a change in certain assumptions for the North American pension plans for fiscal year 2015:

Change in Assumption	Effect on FY 2015 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+	$9.5	million
25 basis point increase in discount rate	-	$9.3	million
25 basis point decrease in expected return on assets	+	$6.9	million
25 basis point increase in expected return on assets	-	$6.9	million
The following information illustrates the sensitivity to a change in certain assumptions for the European pension plans for fiscal year 2015:

Change in Assumption	Effect on FY 2015 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+	$2.1	million
25 basis point increase in discount rate	-	$2.1	million
25 basis point decrease in expected return on assets	+	$2.5	million
25 basis point increase in expected return on assets	-	$2.5	million
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
Goodwill and Intangible Assets
In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2015.
During fiscal year 2015, the Company performed a qualitative assessment for seven of our ten reporting units and our indefinite-lived intangible assets (consisting of trade names). During this assessment, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the trade names was less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit or the trade names are less than their respective carrying amounts, we perform the two-step process to assess our goodwill for impairment. During fiscal year 2015, we assessed the qualitative factors and determined that the two-step impairment test was not required for the seven reporting units or indefinite-lived intangible assets reviewed.
During fiscal year 2015, the Company also performed Step 1 of the two-step impairment test for three reporting units. The Company performed the Step 1 test for two of these reporting units in order to update the estimated fair value following the segment reorganization. Each of the reporting units' estimated fair values were substantially in excess of the carrying values. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.
If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2015, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
Not yet adopted
On May 28, 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update ("ASU") 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016, and early adoption is prohibited. However, the FASB has deferred the adoption date by one year but has allowed for early adoption. An ASU has not yet been released with this position. The Company is currently evaluating the impact of adopting this provision.
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
On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which amends a number of topics in the FASB Accounting Standards Codification. The update is a part of an ongoing project on the FASB's agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this provision.

Adopted
On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification ("ASC") 810 and significantly changes the consolidation analysis required under U.S. GAAP. Generally, the changes were made to introduce the concepts of principal versus agency relationships and to integrate them into the existing rules. The amendments rescind the indefinite deferral of ASU 2009-17 for investment funds and will impact the determination of whether an entity is a variable interest entity; the evaluation of a service provider's fees when identifying variable interests; and the extent to which related party interests are considered in the consolidation conclusion. For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities (including during an interim period), but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company adopted the ASU in our fourth quarter of fiscal year 2015 and concluded that it no longer held a variable interest in most of the variable interest entities it uses to provide certain service offerings. As a result, those entities will be excluded from the disclosure in Note 13. There is no further impact to the Company’s financial statements or disclosures.
On May 1, 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update is intended to simplify reporting requirements and modify those investments required to be classified within the fair value hierarchy. Certain investments measured at fair value using the Net Asset Value ("NAV") practical expedient are no longer required to be classified as a level within the fair value hierarchy table. Entities will be required to include in the disclosure the fair value of the investments using NAV practical expedient so that financial statement users can reconcile amounts reporting in the fair value hierarchy table to amounts reported on the balance sheet. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The ASU is to be applied retrospectively in all periods presented in an entity's financial statements. The Company is early adopting the standard as of June 30, 2015. The adoption has been reflected in Note 11 to the financial statements.
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
Before the Towers Perrin | Watson Wyatt Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from an affiliated captive insurance company, PCIC. A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self-insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer. In addition, both legacy companies carried excess insurance from unaffiliated commercial insurance companies above the self-insured retention and the coverage provided by PCIC.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2015, we had a $181.5 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability increased from $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
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
Foreign Currency Risk
For the fiscal year ended June 30, 2015, 44% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. At June 30, 2015, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would result in a decrease in net income attributable to controlling interests of $18.4 million, or 5%, for the fiscal year ended June 30, 2015. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Certain of Towers Watson’s foreign subsidiaries, primarily in the United Kingdom, receive revenue in currencies that differ from their functional currencies. To reduce this variability, Towers Watson uses foreign exchange forward contracts and has the ability to use over-the-counter options to hedge the foreign exchange risk of the forecast collections. See Note 8, “Derivative Financial Instruments” in the notes to the consolidated financial statements contained in this Form 10-K for a further discussion of our foreign currency forwards and their fair market value.
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
Arlington, Virginia
We have audited the accompanying consolidated balance sheets of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Towers Watson & Co. and subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 14, 2015

TOWERS WATSON & CO.
Consolidated Statements of Operations
(Thousands of U.S. dollars, except share and per share data)

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue	$3,644,953	$3,481,912	$3,432,515
Costs of providing services:
Salaries and employee benefits	2,159,057	2,106,431	2,085,188
Professional and subcontracted services	268,277	249,775	267,715
Occupancy	137,841	137,883	139,942
General and administrative expenses	311,906	317,448	303,472
Depreciation and amortization	172,287	174,818	173,040
Transaction and integration expenses	6,984	1,049	30,753
	3,056,352	2,987,404	3,000,110
Income from operations	588,601	494,508	432,405
Income / (loss) from affiliates	33	—	(56)
Interest income	3,943	2,803	2,400
Interest expense	(9,075)	(9,031)	(12,676)
Other non-operating income	2,191	10,226	6,928
Income before income taxes	585,693	498,506	429,001
Provision for income taxes	200,062	138,249	136,991
INCOME FROM CONTINUING OPERATIONS	385,631	360,257	292,010
Income from discontinued operations, net of income tax of $0, $39,202, $15,561, respectively	—	6,057	23,642
NET INCOME BEFORE NON-CONTROLLING INTERESTS	385,631	366,314	315,652
Income / (loss) attributable to non-controlling interests	653	7,014	(3,160)
NET INCOME (attributable to common stockholders)	$384,978	$359,300	$318,812
Basic earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.52	$5.00	$4.15
Net income from discontinued operations	—	0.09	0.33
Net income - basic	$5.52	$5.09	$4.48
Diluted earnings per share (attributable to common stockholders):
Net income from continuing operations	$5.50	$4.98	$4.13
Net income from discontinued operations	—	0.08	0.33
Net income - diluted	$5.50	$5.06	$4.46
Weighted average shares of common stock, basic (000)	69,766	70,587	71,150
Weighted average shares of common stock, diluted (000)	70,007	70,955	71,555
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net income before non-controlling interests	$385,631	$366,314	$315,652
Other comprehensive income / (loss), net of tax:
Foreign currency translation	(227,803)	132,648	(57,036)
Defined pension and post-retirement benefit costs	(159,029)	(23,355)	107,223
Hedge effectiveness	894	(67)	(122)
Available-for-sale securities	149	(183)	(81)
Other comprehensive (loss) / income before non-controlling interests	(385,789)	109,043	49,984
Comprehensive (loss) / income before non-controlling interests	(158)	475,357	365,636
Comprehensive income / (loss) attributable to non-controlling interest	1,460	6,295	(4,457)
Comprehensive (loss) / income attributable to controlling interests	$(1,618)	$469,062	$370,093
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Balance Sheets
(Thousands of U.S. dollars, except share data)

	June 30,
	2015	2014
Assets
Cash and cash equivalents	$715,151	$727,849
Fiduciary assets	38,075	12,010
Short-term investments	127,156	122,761
Receivables from clients:
Billed, net of allowances of $7,665 and $8,075	479,536	507,213
Unbilled, at estimated net realizable value	320,827	314,020
	800,363	821,233
Other current assets	155,487	124,645
Total current assets	1,836,232	1,808,498
Fixed assets, net	390,681	374,444
Deferred income taxes	62,772	79,103
Goodwill	2,278,351	2,313,058
Intangible assets, net	654,087	657,293
Other assets	172,051	395,390
Total Assets	$5,394,174	$5,627,786
Liabilities
Accounts payable, accrued liabilities and deferred income	$424,403	$404,760
Employee-related liabilities	581,115	518,532
Fiduciary liabilities	38,075	12,010
Term loan - current	25,000	25,000
Other current liabilities	62,281	74,297
Total current liabilities	1,130,874	1,034,599
Revolving credit facility	40,000	—
Term loan	175,000	200,000
Accrued retirement benefits and other employee-related liabilities	648,655	768,024
Professional liability claims reserve	235,856	225,959
Other noncurrent liabilities	216,277	288,255
Total Liabilities	2,446,662	2,516,837
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 issued and 69,281,754 and 70,338,891 outstanding	746	746
Additional paid-in capital	1,870,745	1,849,119
Treasury stock, at cost — 5,270,907 and 4,213,770 shares	(429,286)	(286,182)
Retained earnings	2,066,104	1,722,927
Accumulated other comprehensive loss	(576,298)	(189,702)
Total Stockholders’ Equity	2,932,011	3,096,908
Non-controlling interest	15,501	14,041
Total Equity	2,947,512	3,110,949
Total Liabilities and Total Equity	$5,394,174	$5,627,786
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)

	Fiscal Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income before non-controlling interests	$385,631	$366,314	$315,652
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	20,584	4,429	8,351
Depreciation	106,546	99,606	96,811
Amortization of intangible assets	65,741	75,932	78,910
Gain on sale of discontinued operations, pretax	—	(23,950)	—
Provision for deferred income taxes	70,452	58,220	62,510
Stock-based compensation	36,129	22,517	28,906
Other, net	3,876	(3,704)	(3,249)
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(42,534)	17,528	40,079
Fiduciary assets	(25,323)	113,317	23,177
Other current assets	(3,483)	14,722	(16,710)
Other noncurrent assets	10,617	(9,175)	10,507
Accounts payable, accrued liabilities and deferred income	14,655	16,000	31,144
Employee-related liabilities	111,611	(46,766)	33,642
Fiduciary liabilities	25,323	(113,317)	(23,177)
Accrued retirement benefits and other employee-related liabilities	(114,387)	(139,922)	(141,895)
Professional liability claims reserves	16,393	(27,967)	(13,575)
Other current liabilities	14,560	4,838	(1,800)
Other noncurrent liabilities	(36,764)	(26,095)	(2,649)
Income tax related accounts	(86,108)	53,564	4,680
Cash flows from operating activities	573,519	456,091	531,314
Cash flows used in investing activities:
Cash paid for business acquisitions	(210,774)	(211,894)	(5,678)
Cash transferred with discontinued operations	—	(25,066)	—
Proceeds from discontinued operations	—	259,677	7,371
Cash acquired from business acquisitions	3,759	17,763	636
Fixed assets and software for internal use	(71,435)	(64,825)	(77,891)
Capitalized software costs	(63,791)	(55,996)	(50,081)
Purchases of investments of consolidated variable interest entity	—	(109,510)	—
Purchases of held-to-maturity investments	(288,957)	(142,971)	—
Redemptions of held-to-maturity investments	261,122	37,161	—
Purchases of available-for-sale securities	(14,978)	(30,143)	(61,251)
Sales and redemptions of available-for-sale securities	23,079	57,742	49,128
Cash flows used in investing activities	(361,975)	(268,062)	(137,766)
Cash flows used in financing activities:
Borrowings under credit facility	493,000	220,600	422,600
Repayments under credit facility	(423,000)	(220,600)	(630,600)
Repayments of notes payable	(25,000)	(25,000)	—
Earn-out payments	(3,526)	(3,652)	(3,556)
Cash received from consolidated variable interest entity	—	109,510	—
Contingent retention liability	—	21,746	—
Cash paid on retention liability	(10,338)	(1,939)	—
Dividends paid	(41,801)	(21,058)	(48,153)
Repurchases of common stock	(168,242)	(92,823)	(46,618)
Payroll tax payments on vested shares	(16,161)	(11,822)	(25,010)
Excess tax benefits	4,540	9,794	4,657
Cash flows used in financing activities	(190,528)	(15,244)	(326,680)
Effect of exchange rates on cash	(33,714)	22,259	(12,242)
(Decrease) / increase in cash and cash equivalents	(12,698)	195,044	54,626
Cash and cash equivalents at beginning of period	727,849	532,805	478,179
Cash and cash equivalents at end of period	$715,151	$727,849	$532,805
Supplemental disclosures:
Cash paid for interest	$3,577	$3,677	$7,461
Cash paid for income taxes, net of refunds	$194,383	$62,898	$81,958
Common stock issued upon the vesting of our restricted stock units	$21,108	$29,194	$9,513
Transfers into consolidated investment funds	$—	$223,212	$—
Deconsolidation of investment funds (see Note 12)	$—	$339,019	$—
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of U.S. dollars and Number of Shares in Thousands)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance as of June 30, 2012	63,522	$635	11,036	$110	$1,833,799	$(168,901)	$1,117,622	$(350,745)	$24,797	$2,457,317
Net income/(loss)	—	—	—	—	—	—	318,812	—	(3,160)	315,652
Other comprehensive income/(loss)								51,281	(1,297)	49,984
Repurchases of common stock	—	—	—	—	—	(46,618)	—	—	—	(46,618)
Shares received for employee taxes upon conversion of Restricted A shares	(2)	—	—	—	—	(25,010)	—	—	—	(25,010)
Exercises of stock options	—	—	—	—	(8,240)	9,373	—	—	—	1,133
Vesting of restricted stock units	(3)	—	—	—	(8,674)	9,513	—	—	—	839
Class A Common Stock:
Cash dividends declared ($0.46 per share)	—	—	—	—	—	—	(42,027)	—	—	(42,027)
Excess tax benefits	—	—	—	—	4,657	—	—	—	—	4,657
Stock-based compensation	—	—	—	—	28,906	—	—	—	—	28,906
Conversion of Class B-3 shares to Class A shares	5,661	57	(5,662)	(56)	—	—	—	—	—	1
Balance as of June 30, 2013	69,178	$692	5,374	$54	$1,850,448	$(221,643)	$1,394,407	$(299,464)	$20,340	$2,744,834
Net Income	—	—	—	—	—	—	359,300	—	7,014	366,314
Other comprehensive income/(loss)	—	—	—	—	—	—	—	109,762	(719)	109,043
Repurchases of common stock	—	—	—	—	—	(92,823)	—	—	—	(92,823)
Shares received for employee taxes upon conversion of restricted stock units	—	—	—	—	—	(7,612)	—	—	—	(7,612)
Exercises of stock options	—	—	—	—	(6,018)	6,702	—	—	—	684
Vesting of restricted stock units	—	—	—	—	(35,377)	29,194	—	—	—	(6,183)
Acquisitions	—	—	—	—	6,718	—	—	—	(6,297)	421
Redeemable non-controlling interest from consolidated variable interest entity	—	—	—	—	—	—	—	—	332,722	332,722
Deconsolidation of redeemable non-controlling interest from variable interest entity	—	—	—	—	—	—	—	—	(339,019)	(339,019)
Class A Common Stock:
Cash dividends declared ($0.42 per share)	—	—	—	—	—	—	(30,780)	—	—	(30,780)
Excess tax benefits	—	—	—	—	9,794	—	—	—	—	9,794
Stock-based compensation	—	—	—	—	23,554	—	—	—	—	23,554
Conversion of Class B-4 shares to Class A shares	5,374	54	(5,374)	(54)	—	—	—	—	—	—
Balance as of June 30, 2014	74,552	$746	—	$—	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949

			(Continued)

	Class A Common Stock Outstanding	Class A Common Stock	Class B Common Stock Outstanding	Class B Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Net income	—	—	—	—	—	—	384,978	—	653	385,631
Other comprehensive income/(loss)	—	—	—	—	—	—	—	(386,596)	807	(385,789)
Repurchases of common stock	—	—	—	—	—	(168,242)	—	—	—	(168,242)
Shares received for employee taxes upon conversion of restricted stock units	—	—	—	—	—	(11,493)	—	—	—	(11,493)
Exercises of stock options	—	—	—	—	(9,475)	15,523	—	—	—	6,048
Vesting of restricted stock units	—	—	—	—	(8,753)	21,108	—	—	—	12,355
Class A Common Stock:
Cash dividends declared ($0.60 per share)	—	—	—	—	—	—	(41,801)	—	—	(41,801)
Excess tax benefits	—	—	—	—	4,540	—	—	—	—	4,540
Stock-based compensation	—	—	—	—	35,314	—	—	—	—	35,314
Balance as of June 30, 2015	74,552	$746	—	$—	$1,870,745	$(429,286)	$2,066,104	$(576,298)	$15,501	$2,947,512
See accompanying notes to the consolidated financial statements

TOWERS WATSON & CO.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands except per share data)
Note 1 — Nature of the Business and Mergers
Nature of the Business
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
Mergers
Towers Watson was formed on January 1, 2010, from the merger (the “Towers Perrin | Watson Wyatt Merger”) of Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) and Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), two leading professional services firms that traced their roots back more than 100 years.
On June 30, 2015, Willis Group Holdings (“Willis”) and Towers Watson announced the signing of a definitive merger agreement under which the companies will combine in an all-stock merger of equals transaction. Based on the closing price of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. At the effective time of the merger (“Towers Watson | Willis Merger”), each share of Class A common stock, par value $0.01 per share, of Towers Watson (the “TW Common Stock”) issued and outstanding immediately prior to the Towers Watson | Willis Merger (other than shares held by Towers Watson, Willis, or Merger Sub and dissenting shares) will be converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis. In addition, Towers Watson intends to declare and pay a pre-Towers Watson | Willis Merger special dividend in an amount equal to $4.87 per share of TW Common Stock, payable to holders of record of TW Common Stock prior to the closing date. We are in the process of evaluating our options to fund the special dividend through a bank loan. The transaction is expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals, and approval by both Willis shareholders and Towers Watson stockholders.
Note 2 — Summary of Significant Accounting Policies
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
Variable interest entities are entities that lack one or more of the characteristics of a voting interest entity and therefore require a different approach in determining which party involved with the VIE should consolidate the entity. With a VIE, either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the equity holders, as a group, do not have the power to direct the activities that most significantly impact its financial performance, the obligation to absorb expected losses of the entity, or the right to receive the expected residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.
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
Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Billed receivables also include amounts due to us for commissions on premiums currently due from our clients to the reinsurers but uncollected by us as of the balance sheet date. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $7.7 million and $8.1 million as of June 30, 2015 and 2014, respectively. Allowance for unbilled receivables was $8.5 million and $9.1 million as of June 30, 2015 and 2014, respectively.
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
Prior to the sale of our reinsurance brokerage business in November, 2013 (see Note 3 for further discussion), in our capacity as a reinsurance broker, we collected premiums from our reinsurance clients and, after deducting our brokerage commissions, we remitted the premiums to the respective reinsurance underwriters on behalf of our reinsurance clients. In general, compensation for reinsurance brokerage services was earned on a commission basis. Commissions were calculated as a percentage of a reinsurance premium as stipulated in the reinsurance contracts with our clients and reinsurers. We recognized brokerage services revenue on the later of the contract’s inception or billing date as fees became known or as our services were provided for premium processing. In addition, we held cash needed to settle amounts due reinsurers or our reinsurance clients, net of any commissions due to us, pending remittance to the ultimate recipient. We were permitted to invest these funds in high quality liquid instruments.
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
Foreign Currency — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the general and administrative expenses line of our consolidated statements of operations. Foreign currency transactions resulted in losses of $0.4 million, $7.0 million and $0.8 million in fiscal years 2015, 2014 and 2013, respectively. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.
Fair Value of Financial Instruments — The carrying amount of our cash and cash equivalents, receivables from clients, notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments. The investments are available-for-sale securities held at estimated fair value with maturities of less than two years. The term loan and revolving credit facility include variable interest rates that approximate market rates and as such, we consider its carrying amount to approximate fair value. The fair value of our term loan and revolving credit facility are considered level 2 financial instruments as they are corroborated by observable market data. Refer to Note 12 for the significant terms of these agreements.
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
In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient are not required to be categorized in the fair value hierarchy based on the levels above.
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
There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecast transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. If the underlying risk is recognized in the balance sheet and offsetting the gain / losses in the derivative, we consider the derivative transaction to be an “economic hedge” and changes in the fair value of the derivative are recognized immediately in general and administrative expenses. At June 30, 2015, we had entered into foreign currency cash flow hedges and economic hedges.
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
We discontinue hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) we determine that the hedging transaction is no longer highly effective, (3) a hedged forecast transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.
When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge we continue to carry the derivative in the accompanying consolidated balance sheet at its fair value, recognize subsequent changes in the fair value of the derivative in current-period general and administrative expenses, and continue to defer the derivative gain or loss in other comprehensive income or loss until the hedged forecast transaction affects expenses. If the hedged forecast transaction is not likely to occur in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss is reclassified immediately to general and administrative expenses.
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
Incurred But Not Reported (IBNR) Claims — We accrue for IBNR professional liability claims that are probable and estimable. We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Our estimated IBNR liability will fluctuate if claims experience changes over time. As of June 30, 2015 we had a $181.5 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability increased from $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our consolidated balance sheet.
Stock-based Compensation — We compensate our directors, executive officers and other select associates with incentive stock-based compensation plans. When granted, awards are governed by the Towers Watson & Co. 2009 Long Term Incentive Plan, which provides for the awards to be valued at their grant date fair value. We record non-cash stock-based compensation on a graded vesting methodology over the expected term of the awards, generally three years. Graded vesting expense methodology assumes that the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock. During fiscal years 2015, 2014 and 2013, we recognized compensation expense of $36.1 million, $23.6 million and $28.9 million, and associated income tax benefit of $11.5 million, $6.2 million and $10.0 million, respectively, in connection with our stock-based compensation plans.
Earnings per Share (“EPS”) — To the extent that we have participating securities outstanding, we present EPS using the two-class method which discloses the portion of net income attributable to controlling interests and basic and diluted shares that are available for common stockholders separate from participating security holders. Our Restricted Class A shares issued in the Towers Perrin | Watson Wyatt Merger were classified as participating securities because of their voting and dividend rights. These non-vested restricted shares were fully vested as of January 1, 2013 and converted to Towers Watson Class A common stock.
Goodwill and Intangible Assets — In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment annually as of April 1, and whenever indicators of impairment exist. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. Goodwill is tested for impairment annually as of April 1, and whenever indicators of impairment exist. Goodwill is tested at the reporting unit level which is one level below our operating segments. The Company had ten reporting units on April 1, 2015.
During fiscal year 2015, the Company performed a qualitative assessment for seven of our ten reporting units and our indefinite-lived intangible assets (consisting of trade names). During this assessment, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the trade names was less than its carrying amount. Qualitative factors we considered included, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicated that it is more likely than not that the fair value of a reporting unit or the trade names are less than their respective carrying amounts, we performed the two-step process to assess our goodwill for impairment. During fiscal year 2015, we assessed the qualitative factors and determined that the two-step impairment test was not required for the seven reporting units or indefinite-lived intangible assets reviewed.
During fiscal year 2015, the Company also performed Step 1 of the two-step impairment test for three reporting units. The Company performed the Step 1 test for two of these reporting units in order to update the estimated fair value following the segment reorganization. The segment reorganization was effective on July 1, 2014. See Note 18 for additional information regarding the segment reorganization.
Each of the reporting units' estimated fair values were substantially in excess of the carrying values. To perform the test, we used valuation techniques to estimate the fair value of a reporting unit that fall under income or market approaches. Under the discounted cash flow method, an income approach, the business enterprise value is determined by discounting to present value the terminal value which is calculated using debt-free after-tax cash flows for a finite period of years. Key estimates in this approach were internal financial projection estimates prepared by management, business risk, and expected rate of return on capital. The guideline company method, a market approach, develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key estimates and selection of valuation multiples rely on the selection of similar companies, obtaining estimates of forecast revenue and EBITDA estimates for the similar companies and selection of valuation multiples as they apply to the reporting unit characteristics. Under the similar transactions method, a market approach, actual transaction prices and operating data from companies deemed reasonably similar to the reporting units is used to develop valuation multiples as an indication of how much a knowledgeable investor in the marketplace would be willing to pay for the business units.
If the Company was required to perform Step 2, we would determine the implied fair value of the reporting unit used in Step 1 to all the assets and liabilities of that reporting unit (including any recognized or unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Then the implied fair value of goodwill would be compared to the carrying amount of goodwill to determine if goodwill is impaired. For the fiscal year ended June 30, 2015, we did not record any impairment losses of goodwill or intangibles.
Recent Accounting Pronouncements
Not yet adopted
On May 28, 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update ("ASU") 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016, and early adoption is prohibited. However, the FASB has deferred the adoption date by one year but has allowed for early adoption. An ASU has not yet been released with this position. The Company is currently evaluating the impact of adopting this provision.
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

On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which amends a number of topics in the FASB Accounting Standards Codification. The update is a part of an ongoing project on the FASB's agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this provision.
Adopted
On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification ("ASC") 810 and significantly changes the consolidation analysis required under U.S. GAAP. Generally, the changes were made to introduce the concepts of principal versus agency relationships and to integrate them into the existing rules. The amendments rescind the indefinite deferral of ASU 2009-17 for investment funds and will impact the determination of whether an entity is a variable interest entity; the evaluation of a service provider's fees when identifying variable interests; and the extent to which related party interests are considered in the consolidation conclusion. For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities (including during an interim period), but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company adopted the ASU under the modified retrospective approach in our fourth quarter of fiscal year 2015 and concluded that it no longer held a variable interest in most of the variable interest entities to which it provides certain service offerings. As a result, those entities will be excluded from the disclosure in Note 13. There is no further impact to the Company’s financial statements or disclosures.
On May 1, 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update is intended to simplify reporting requirements and modify those investments required to be classified within the fair value hierarchy. Certain investments measured at fair value using the Net Asset Value ("NAV") practical expedient are no longer required to be categorized within a level within the fair value hierarchy table. Entities will be required to include in the disclosure the fair value of the investments using NAV practical expedient so that financial statement users can reconcile amounts reporting in the fair value hierarchy table to amounts reported on the balance sheet. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The ASU is to be applied retrospectively in all periods presented in an entity's financial statements. The Company is early adopting the standard as of June 30, 2015. The adoption has been reflected in Note 11 to the financial statements.
Note 3 — Acquisitions and Divestitures
Our acquisitions and divestitures in fiscal years 2015, 2014 and 2013 were not material for the purposes of financial statement disclosures as required by Accounting Standards Codification (“ASC”) 805. Our acquisition and divestiture information is included to provide our investors with a better understanding of our strategic acquisitions.
Acquisitions
Acclaris Acquisition
On May 11, 2015, Towers Watson acquired Acclaris Holdings, Inc. ("Acclaris") for $140.0 million in cash. Headquartered in Tampa, FL, and with locations in Kansas and India, Acclaris offers flexible products that include integrated technology and services to support consumer-directed benefits on a single platform in a scalable way. Its core business focuses on health care and reimbursement accounts which include health reimbursement arrangements (HRAs), health savings accounts (HSAs), flexible spending accounts, commuter accounts and custom reimbursement accounts. Acclaris will be integrated into our Exchange Solutions Segment and join the Other line of business as the Consumer-Directed Accounts practice. Together, Towers Watson and Acclaris will enable clients of any size to offer benefits in new and cost-effective ways.
During the fourth quarter of fiscal year 2015, we recorded the tangible assets received, liabilities assumed, and the preliminary fair value of intangibles. The intangibles included developed technology, valued at $14.5 million, and a customer related intangible, valued at $12.3 million. Our estimate of fair value for the developed technology intangible and the customer related intangible was based on the relief from royalty method and the multi-period excess earnings method, respectively. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. We also recorded a net deferred tax liability of $2.8 million. It was determined that total consideration was $141 million, and we recorded $112.3 million of goodwill related to the acquisition of Acclaris.

Saville Consulting Acquisition
On April 23, 2015, Towers Watson acquired Saville Consulting Group Limited. ("Saville") for £42.0 million ($64.5 million) in cash. Saville is a U.K. and Jersey-based global psychometric assessment business. Its principal activities include helping employers to improve the match between people, work and organizations through the development and sale of objective psychometric assessment tools and related user training and consultancy services. Saville will be aligned with our Data, Surveys and Technology line of business within our Talent and Rewards segment.
During the fourth quarter of fiscal 2015, we recorded the tangible assets received, liabilities assumed, and the preliminary fair value of intangibles. The intangibles included a product intangible, valued at £25.8 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the product intangible was based on the relief from royalty method. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. It was determined that total consideration was £42.7 million, and we recorded £5.1 million of goodwill related to the acquisition of Saville.
Liazon Corporation Acquisition
On November 22, 2013, Towers Watson purchased Liazon Corporation (“Liazon”), a business focused on developing and delivering private benefit exchanges for active employees, for $204.3 million in cash and assumed equity awards valued at $8.0 million. See Note 16 for further information on the assumed equity awards. The Liazon business initially became a new line of business, which complements our other offerings under the Exchange Solutions segment, and is currently part of the Active Exchanges practice after the segment reorganization which became effective July 1, 2014. Together these solutions help organizations, both large and small, deliver self- and fully-insured benefits to both employees as well as pre- and post-65 retirees. We included the results of Liazon's operations since the acquisition date in both the Exchange Solutions segment and in our consolidated financial statements.
We have recorded the tangible assets received, liabilities assumed, and the fair value of intangibles for Liazon. The intangibles included developed technology, valued at $34.3 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the technology intangible was developed using the multi-period excess earnings method valuation model. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. It was determined that total consideration was $212.3 million. We recorded $173.2 million of goodwill and a net deferred tax asset of $9.1 million related to the acquisition of Liazon, inclusive of a $1.0 million purchase price adjustment.
Divestitures
Sale of our Brokerage business.
On September 19, 2013, we entered into a definitive agreement to sell our Reinsurance and Property and Casualty Insurance Brokerage (“Brokerage”) business to Jardine Lloyd Thompson Group plc (“JLT”) for cash consideration of $250 million. The Brokerage business was a component of our Risk and Financial Services segment. The sale closed during our second quarter of fiscal year 2014. We divested this business as part of our strategy to focus on other areas of the business. We continue to focus on risk consulting, software and other services for the insurance industry. The business was branded for a transitional period of 10 months from the closing date as JLT Towers Re, but currently operates as JLT Re.
As part of the transaction, we entered into an Alliance Agreement with JLT that will ensure clients have continued access to our risk consulting and software services. This agreement will also provide JLT Re with continued use of Towers Watson’s proprietary actuarial models and software.
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
The Company also calculated the expected cash flows associated with the placement of its insurance and reinsurance arrangements. The Company agreed to use JLT as its broker-of-record for all insurance and reinsurance transactions to which the Company’s wholly-owned captive insurance company, SMIC, is a party through November 2018. These amounts were previously eliminated as intercompany transactions, and were $2.8 million for fiscal year 2014. Additionally, the Company agreed to a Transitional Services Agreement with JLT for a two-year period ending November 5, 2015. The Company expects to incur approximately $6.3 million each year in occupancy or other infrastructure costs, which were prepaid as part of deal consideration or will be repaid by JLT over the two year period. The cash flows associated with these arrangements represented approximately 7.4% of the annual expenses generated by our Brokerage operations prior to the disposal, which was deemed not significant.
The Company noted that none of the aforementioned agreements or arrangements constituted significant continuing involvement because they do not afford the Company the ability to influence the financial or operating decisions of JLT. Accordingly, we concluded that the continuing cash flows expected after the sale of our Brokerage business did not preclude discontinued operations presentation, and the Company therefore classified the results of our Brokerage business’s operations as discontinued operations for all periods presented in our consolidated statements of operations. There was no revenue or income from discontinued operations in the current fiscal year. The following selected financial information relates to the Brokerage business’s operations for the fiscal years ended June 30, 2014 and 2013, respectively:

	Fiscal Year Ended June 30,
	2014	2013
Revenue from discontinued operations	$63,762	$164,270

Income from discontinued operations before taxes	21,308	$39,203
Tax expense on discontinued operations	7,522	$15,561
Net income from discontinued operations	13,786	23,642

Gain from sale of discontinued operations	23,951	—
Tax expense on gain from sale of discontinued operations	31,680	—
Net loss from sale of discontinued operations	(7,729)	—
Total net income from discontinued operations	$6,057	$23,642
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
As part of the sale, the Company agreed to repay JLT for retention payments made to certain employees of Brokerage if they remain with the business on the 30-day anniversary of the sale and the first and second anniversary of the sale. The value ascribed to this portion of the obligation is $21.7 million at the time of the sale. The remaining liability at June 30, 2015 and 2014 was carried at fair value on the accompanying consolidated balance sheets (see Note 7 – Fair Value Measurements). The total amount has been classified as current or non-current liabilities based on the expected payment dates.
The obligation for retention payments and certain other negotiated terms reduced total consideration received at the transaction closing to $215.1 million. Total transaction costs were approximately $6.4 million. We finalized the completion accounts and the purchase price adjustments during the third quarter of fiscal year 2014. Our final pre-tax gain on the sale was $24.0 million. The sale of our Brokerage business resulted in a significant taxable gain, since the disposal of the goodwill and intangible assets associated with the business was not tax-deductible.
Note 4 — Investments
Held-to-maturity - Our held-to-maturity investments are comprised of term deposits, certificates of deposit, and certain bonds with original maturities greater than 90 days. As of June 30, 2015 and 2014, all held-to-maturity securities were included in short-term investments in the accompanying consolidated balance sheet. Proceeds from maturities of held-to-maturity securities during the fiscal years ended June 30, 2015 and June 30, 2014 were $261.1 million and $37.2 million, respectively resulting in immaterial gains.
Available-for-sale - Our available-for-sale securities are comprised of equity securities and mutual funds / exchange-traded funds. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal year ended June 30, 2015 were $23.1 million, resulting in a loss of $0.3 million. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal year ended June 30, 2014 were $57.7 million, resulting in a gain of $1.0 million. Of these proceeds, $1.6 million related to the sale of investments as part of the divestiture of the Brokerage business. Proceeds from sales and maturities of investments of available-for-sale securities during the fiscal years ended June 30, 2013 were $47.6 million, resulting in a gain $0.1 million.
Additional information on the Company's investments is provided in the following table as of June 30, 2015 and 2014:

	As of June 30, 2015				As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposit	$70,346	$—	$—	$70,346	$107,556	$—	$—	$107,556
Fixed income securities	51,685	—	—	51,685	—	—	—	—
Available-for-sale:
Equity securities	102	11	(10)	103	126	7	(3)	130
Mutual funds and exchange-traded funds	5,033	5	(16)	5,022	15,033	42	—	15,075
Total Short-term Investments:	127,166	16	(26)	127,156	122,715	49	(3)	122,761
Other Investments:
Available-for-sale:
Mutual funds and exchange-traded funds	43,711	6	(147)	43,570	42,147	451	—	42,598
Total other Investments in Other Assets	$43,711	$6	$(147)	$43,570	$42,147	$451	$—	$42,598
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase date. For fixed income securities, amortized cost represents the face value of the bond plus the unamortized portion of the bond premium as of the date presented. There were no material investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses for the fiscal year ended June 30, 2015 was $24.4 million. The aggregate fair value of investments with unrealized losses for the fiscal year ended June 30, 2014 was immaterial.
Note 5 — Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of depreciation or amortization. Furniture, fixtures, and equipment are depreciated straight-line over lives ranging from three to seven years. Internally developed software is amortized over the estimated useful life of the asset ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.
The components of fixed assets are as follows:

	June 30,
	2015	2014
Furniture, fixtures and equipment	$203,906	$205,598
Computer software, excluding internally developed software	226,457	192,206
Internally developed software	212,529	165,695
Leasehold improvements	197,435	207,126
	840,327	770,625
Less: accumulated depreciation and amortization	(449,646)	(396,181)
Fixed assets, net	$390,681	$374,444
Total computer software, net, including internally developed software, was $237.2 million and $210.7 million as of June 30, 2015 and 2014, respectively. Total amortization expense for computer software was $53.9 million, $44.7 million and $40.5 million for fiscal years 2015, 2014 and 2013, respectively. Total depreciation expense was $52.7 million, $54.9 million and $56.3 million for fiscal years 2015, 2014 and 2013, respectively.

Note 6 — Goodwill and Intangible Assets
The components of goodwill and intangible assets are outlined below for the fiscal years ended June 30, 2015 and 2014:

	Benefits	Exchange Solutions	Risk and Financial Services	Talent and Rewards	All Other	Total
Balance as of June 30, 2013	$1,233,272	$341,449	$534,150	$108,850	$1,214	$2,218,935
Goodwill acquired	—	174,195	—	—	—	174,195
Goodwill related to disposals	—	—	(167,822)	—	—	(167,822)
Translation adjustment	57,517	—	25,221	5,012	—	87,750
Balance as of June 30, 2014	$1,290,789	$515,644	$391,549	$113,862	$1,214	$2,313,058
Goodwill acquired	—	112,337	—	8,077	—	120,414
Goodwill related to disposals	—	—	(593)	—	—	(593)
Goodwill reallocated in segment restructuring	(92,327)	54,052	12,311	25,964		—
Translation adjustment	(109,958)	—	(32,993)	(11,577)	—	(154,528)
Balance as of June 30, 2015	$1,088,504	$682,033	$370,274	$136,326	$1,214	$2,278,351
Goodwill acquired during the fiscal year ended June 30, 2015 in the Talent and Rewards and Exchange Solutions segments totaled $8.1 million and $112.3 million, respectively. The goodwill relates to the acquisitions of Saville and Acclaris. See Note 3 for additional information regarding these transactions.
Included in the goodwill reallocated in segment restructuring is a $54.1 million reclassification of goodwill related to the segment reorganization between Benefits and Exchange Solutions, which was effective on July 1, 2014 and $38.3 million of residual allocation to the remaining segments. See Note 18 for additional information regarding the segment reorganization.
Included in the Exchange Solutions goodwill acquired is $173.2 million of goodwill, inclusive of a $1.0 million purchase price adjustment, related to the acquisition of Liazon, which closed on November 22, 2013. We recorded the consideration less the tangible assets and liabilities as goodwill during the fiscal year ended June 30, 2014. See Note 3 for additional information regarding this acquisition.
Included in the Risk and Financial Services activity is a $167.8 million reduction in goodwill related to the disposal of our Brokerage business, which was completed on November 6, 2013. See Note 3 for additional information regarding the sale of the business.
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the fiscal years ended June 30, 2015 and 2014:

	Trademark & trade name	Customer related intangible	Core/ developed technology	Product	Favorable agreements	Total
Balance as of June 30, 2013	$—	$246,247	$69,515	$—	$3,565	$319,327
Intangible assets acquired	150	600	34,300	—	—	35,050
Intangible assets related to disposal	—	(8,254)	—	—	—	(8,254)
Amortization	(150)	(46,907)	(28,875)	—	(947)	(76,879)
Translation adjustment	—	7,169	887	—	(1)	8,055
Balance as of June 30, 2014	—	198,855	75,827	—	2,617	277,299
Intangible assets acquired	—	21,884	15,286	40,537	4,556	82,263
Intangible assets related to disposal	—	—	—	—	—	—
Amortization	—	(42,649)	(22,628)	(353)	(1,027)	(66,657)
Translation adjustment	—	(9,771)	(470)	—	(55)	(10,296)
Balance as of June 30, 2015	$—	$168,319	$68,015	$40,184	$6,091	$282,609

For the fiscal years ended June 30, 2015, 2014 and 2013, we recorded $65.7 million, $75.9 million and $78.9 million, respectively, of amortization related to our intangible assets, exclusive of the amortization of our favorable lease agreements. These amounts include amortization that has been classified within income from discontinued operations on the accompanying consolidated statements of operations.
Included in the change in customer related intangible assets is the reduction of $8.3 million associated with the sale of our Brokerage business, which closed on November 6, 2013.
Due to integration of our Retirement business, management decided to discontinue the use of an application that was acquired in the Towers Perrin | Watson Wyatt Merger with an expected useful life of ten years. We calculated no impairment, and we shortened the life of the intangible asset and accelerated the amortization in the same pattern in which our clients were transitioned to the surviving application. To develop our estimated useful remaining life of the application, we used client engagement revenue and the planned transition developed by our business management. We recorded an additional $2.1 million and $5.6 million of amortization for the fiscal years ended June 30, 2014 and June 30, 2013, respectively.
Our indefinite-lived non-amortizable intangible assets consist of acquired trademarks and trade names. The carrying value of these assets was $371.5 million and $380.0 million as of June 30, 2015 and June 30, 2014, respectively. The change during the period was due to foreign currency translation adjustment.
We estimated the fair value of acquired leases and recorded an unfavorable lease liability in accordance with ASC 805. As of June 30, 2015 and June 30, 2014, this liability was $7.3 million and $10.2 million, respectively. The change for the fiscal year ended June 30, 2015 was comprised of a reduction to rent expense of $2.9 million and an immaterial foreign currency translation adjustment.
Components of the change in the gross carrying amount of customer related intangibles, core/developed technology and favorable and unfavorable lease agreements reflect foreign currency translation adjustments for fiscal years 2015 and 2014. Certain of the intangible assets and liabilities are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
The following table reflects the weighted average remaining life and carrying value of finite-lived intangible assets and liabilities as of June 30, 2015 and 2014:

	Fiscal Year 2015			Fiscal Year 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life
Finite-lived intangible assets and liabilities:
Trademark and trade name	$150	$150	—	$520	$520	—
Customer related intangibles	388,113	219,794	5.8	391,201	192,346	5.6
Core/developed technology	174,480	106,465	4.0	175,948	100,121	4.1
Product	40,537	353	18.8	—	—	0.0
Favorable agreements	10,866	4,775	7.8	6,488	3,871	3.6
Total finite-lived intangible assets	$614,146	$331,537		$574,157	$296,858
Unfavorable lease agreements	21,793	14,512	3.2	24,818	14,588	3.9
Total finite-lived intangible liabilities	$21,793	$14,512		$24,818	$14,588
Certain trademark and trade-name intangibles have indefinite useful lives and are not amortized. The weighted average remaining life of the net amortizable intangible assets and liabilities was 7.2 years and 5.1 years, respectively at June 30, 2015 and June 30, 2014.
The following table reflects:

1)	future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles and core/developed technology, and product.

2)	The rent offset resulting from the amortization of the net lease intangible assets and liabilities:

Fiscal year ending June 30,	Amortization	Rent Offset
2016	$63,585	$(1,603)
2017	55,126	(1,871)
2018	46,998	(1,981)
2019	39,943	(315)
2020	23,655	101
Thereafter	51,657	32
Total	$280,964	$(5,637)
Note 7 — Fair Value Measurements
We have categorized our financial instruments into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to Note 2 for a description of each fair value measurement category.
The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014:

	Fair Value Measurements on a Recurring Basis at June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$102	$—	$—	$102
Mutual funds / exchange-traded funds	$48,592	$—	$—	$48,592
Derivatives:
Foreign exchange forwards (a)	$—	$2,177	$—	$2,177
Liabilities:
Derivatives:
Foreign exchange forwards (a)	$—	$272	$—	$272
Contingent Liabilities
Retention bonus liability (b)	$—	$—	$9,934	$9,934

	Fair Value Measurements on a Recurring Basis at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$130	$—	$—	$130
Mutual funds / exchange-traded funds	$57,673	$—	$—	$57,673
Derivatives:
Foreign exchange forwards (a)	$—	$639	$—	$639
Liabilities:
Derivatives:
Foreign exchange forwards (a)	$—	$550	$—	$550
Contingent Liabilities
Retention bonus liability (b)	$—	$—	$19,998	$19,998

(a)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the consolidated balance sheet. See Note 8 for further information on our derivative investments.

(b)	These liabilities are included in other current liabilities and other noncurrent liabilities on the consolidated balance sheet. The fair value was determined using a discounted cash flow model.
We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the consolidated statements of operations. We recorded immaterial losses for the fiscal years ended June 30, 2015 and 2014, respectively, related to the changes in the fair value of these foreign exchange forward contracts which were still held as of June 30, 2015 and 2014. No material gain or loss was recorded in the consolidated statements of operations for available-for-sale securities still held as of June 30, 2015 and 2014.
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
We also independently review our Level 2 and Level 3 financial assets and liabilities, which include derivative investments, corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions, pooled funds and mutual funds, limited partnerships and insurance contracts. Corporate bonds and certain obligations of government agencies or states, municipalities and political subdivisions are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Derivative investments are valued using a quoted value from the counterparty for each contract. The quoted price we receive is a Level 2 valuation based on observable quotes in the marketplace for the underlying currency. We use these underlying values to estimate amounts that would be paid or received to terminate the contracts at the reporting date based on current market prices for the underlying currency. See Note 11 for a description of the valuation methodologies used for Level 2 and Level 3 plan assets and liabilities by category.
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
The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No other-than-temporary impairments occurred during the fiscal year ended June 30, 2015.
Transfers in and out of Level 1 and 2
There were no securities transferred between Level 1 and Level 2 for the fiscal years ended June 30, 2015, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit adjusted interest rate of 1.6% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 10.0%, which would have resulted in values of $10.0 million and $9.2 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $10.1 million and $9.6 million, respectively.
The following table summarizes the change in fair value of the Level 3 liabilities for fiscal years ended June 30, 2014 and 2015:

Fair Value Measurements using significant unobservable inputs (Level 3)
Balance as of - June 30, 2013	$—
Obligation assumed	(21,746)
Payments	1,939
Unrealized gains / (losses)	(191)
Balance as of - June 30, 2014	$(19,998)
Payments	10,338
Unrealized gains / (losses)	(274)
Balance as of - June 30, 2015	$(9,934)
Note 8 — Derivative Financial Instruments
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
Derivative transactions are governed by our established set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. We also evaluate new and existing transactions and agreements to determine if they require derivative accounting treatment. Positions are monitored using fair market value and sensitivity analyses. See Note 2 for further information on the accounting policy for derivatives. The Company reviewed the Dodd–Frank Wall Street Reform and Consumer Protection Act: Title VII, Derivatives and has elected and is in compliance with the end-user exemption.
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecast collections. We have designated these derivatives as cash flow hedges of our forecast foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At June 30, 2015, the longest outstanding maturity was 15 months. As of June 30, 2015, a net $1.6 million pretax gain has been deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next twelve months. During the fiscal years ended June 30, 2015 and 2014, we recognized no material gains or losses due to hedge ineffectiveness.
As of June 30, 2015, 2014 and 2013 we had cash flow and economic hedges with a notional value of $43.2 million, $49.5 million and $107.2 million, respectively, to hedge internal and external revenue cash flows. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of June 30, 2015 and 2014 was an asset of $1.9 million and $0.1 million, respectively. See Note 7, Fair Value Measurements, for further information regarding the determination of fair value.

The fair value of our derivative instruments held as of June 30, 2015 and 2014 and their location in the consolidated balance sheet are as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	Fair value		Balance sheet location	Fair value
		June 30,			June 30,
		2015	2014		2015	2014
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$1,792	$618	Accounts payable, accrued liabilities and deferred income	$(157)	$(513)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	385	21	Accounts payable, accrued liabilities and deferred income	(115)	(37)
Total derivative assets (liabilities)		$2,177	$639		$(272)	$(550)
The effect of derivative instruments that are designated as hedging instruments on the consolidated statement of operations and the consolidated statement of comprehensive income for the fiscal years ended June 30, 2015, 2014 and 2013 are as follows:

Derivatives designated as hedging instruments:	Gain (loss) recognized in OCI (effective portion)			Location of gain (loss) reclassified from OCI into income (effective portion)	Gain (loss) reclassified from OCI into income (effective portion)			Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
Foreign exchange forwards	$3,650	$(1,540)	$(294)	General and administrative expenses	$2,178	$(1,447)	$(125)	General and administrative expenses	$36	$2	$(1)
Total	$3,650	$(1,540)	$(294)		$2,178	$(1,447)	$(125)		$36	$2	$(1)
Included in the notional values above are $20.4 million, $24.2 million and $33.6 million as of June 30, 2015, 2014 and 2013, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effect of derivatives that have not been designated as hedging instruments on the consolidated statement of operations for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows:

		(Loss) gain recognized in income
	Location of (loss) gain recognized in income	Fiscal year ended June 30,
Derivatives not designated as hedging instruments:		2015	2014	2013
Foreign exchange forwards	General and administrative expenses	$(4,441)	$561	$3,325
Total		$(4,441)	$561	$3,325
Note 9 — Supplementary information for select balance sheet accounts
Accounts payable, accrued liabilities and deferred income consists of:

	June 30,
	2015	2014
Accounts payable	$19,945	$20,228
Accrued liabilities	99,275	116,709
Deferred income	305,183	267,823
Accounts payable, accrued liabilities and deferred income	$424,403	$404,760

Current employee-related liabilities consist of:

	June 30,
	2015	2014
Accrued payroll and bonuses	$519,185	$447,145
Current pension liability	46,058	53,146
Other employee-related liabilities	15,872	18,241
Total employee-related liabilities	$581,115	$518,532
Note 10 — Leases
We lease office space under operating lease agreements with terms generally averaging ten years. Our real estate lease agreements contain rent increases, rent holidays, leasehold incentives or rent concessions. All costs incurred for rent expense are recorded on a straight-line basis (inclusive of any lease incentives and rent holidays) over the life of the lease.
Rental expenses and sub-lease rental income for operating leases are recorded as part of occupancy costs in the consolidated statements of operations along with other occupancy related expenses such as utilities and the amortization of intangible lease assets and liabilities. Rental expense, exclusive of sublease income, was $144.5 million, $144.1 million, and $146.4 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. We have entered into sublease agreements for some of our excess leased space. Sublease income was $0.4 million, $0.9 million, and $3.1 million, respectively, for the fiscal years ended June 30, 2015, 2014 and 2013
Future minimum lease payments for the operating lease commitments, which have not been reduced by cumulative anticipated cash inflows for sublease income of $1.4 million, are as follows:

Fiscal year ending June 30,	Amortization
2016	$97,551
2017	86,132
2018	72,566
2019	56,823
2020	48,685
Thereafter	120,490
Total	$482,247
We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.
Note 11 — Retirement Benefits
Defined Benefit Plans
Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement benefit plan (“OPEB”) plans in North America and Europe. As of June 30, 2015, these funded and unfunded plans represented 98 percent of Towers Watson’s pension and OPEB obligations and are disclosed herein. Towers Watson also sponsors funded and unfunded defined benefit pension plans in certain other countries, representing an additional $85.5 million in projected benefit obligations, $64.8 million in assets and a net liability of $20.7 million.
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
Canada – Effective on January 1, 2011, associates hired on or after January 1, 2011 and effective on January 1, 2012 associates hired prior to January 1, 2011, accrue qualified and non-qualified benefits based on a career average benefit formula. Additionally, participants can choose to make voluntary contributions to purchase enhancements to their pension. Prior to the January 1, 2011, associates earned benefits under their legacy plan formulas. Retiree life, medical and dental benefits provided under our Canadian postretirement benefit plans were closed to new hires effective January 1, 2011. Associates that meet the eligibility requirements as of January 1, 2016 are eligible to participate in the postretirement benefits plan of Towers Perrin or Watson Wyatt, as applicable.
The non-qualified plans in North America provide for the additional pension benefits that would be covered under the qualified plan in the respective country were it not for statutory maximums. The non-qualified plans are unfunded.
Europe
United Kingdom – Benefit accruals earned under the legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves Towers Watson.  Benefit accruals earned under the legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All associates now accrue defined contribution benefits.
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
The assumptions used to determine net periodic benefit cost for the fiscal years ended June 30, 2015, 2014 and 2013 were as follows:

	Fiscal Year Ended June 30,
	2015		2014		2013
	North America	Europe	North America	Europe	North America	Europe
Discount rate	4.86%	3.99%	5.32%	4.41%	4.86%	4.80%
Expected long-term rate of return on assets	7.67%	5.79%	7.67%	5.77%	8.11%	6.07%
Rate of increase in compensation levels	3.98%	3.00%	4.36%	3.93%	4.35%	3.93%
The following table presents the assumptions used in the valuation to determine the projected benefit obligation for the fiscal years ended June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
	North America	Europe	North America	Europe
Discount rate	4.87%	3.45%	4.86%	3.99%
Rate of increase in compensation levels	4.01%	3.00%	3.98%	3.00%

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following tables set forth the components of net periodic benefit cost for our defined benefit pension plans for North America and Europe for the fiscal years ended June 30, 2015, 2014 and 2013:

	Fiscal Year ended June 30,
	2015		2014		2013
	North America	Europe	North America	Europe	North America	Europe
Service cost	$71,189	$9,856	$70,346	$12,321	$70,795	$10,262
Interest cost	137,519	39,471	140,736	41,148	135,726	37,937
Expected return on plan assets	(211,730)	(51,894)	(188,391)	(46,352)	(185,435)	(42,244)
Amortization of net loss/(gain)	17,667	11,686	22,088	9,019	45,372	5,905
Amortization of prior service (credit)/cost	(8,380)	41	(8,379)	42	(8,377)	41
Settlement/curtailment loss	—	3,859	—	—	—	—
Other adjustments	—	196	—	254	—	85
Net periodic benefit cost	$6,265	$13,215	$36,400	$16,432	$58,081	$11,986
Changes to other comprehensive income for the Company’s defined benefit pension plans as follows:

	Fiscal Year ended June 30,
	2015		2014		2013
	North America	Europe	North America	Europe	North America	Europe
Current year actuarial (gain)/loss	$254,396	$62,075	$(26,558)	$60,022	$(188,011)	$51,384
Amortization of actuarial (loss)/gain	(17,667)	(11,686)	(22,088)	(9,019)	(45,372)	(5,905)
Amortization of prior service credit/(cost)	8,380	(41)	8,379	(42)	8,377	(41)
Recognition of actuarial loss due to settlement/curtailment	—	(3,859)	—	—	—	—
Other	(5,466)	(22,149)	(909)	12,992	(1,699)	(1,418)
Total recognized in other comprehensive (income)/loss	$239,643	$24,340	$(41,176)	$63,953	$(226,705)	$44,020
The change in Other in the 2015 fiscal year is primarily due to the currency impact, specifically the decrease in the British Pound.
For North America, the actuarial loss recorded in fiscal year 2015 is due to a lower than expected return on assets and a change in assumptions based on the new mortality tables. In October 2014, the Society of Actuaries released final reports on a study of mortality and mortality improvement in U.S. pension plans, which suggest that recent mortality experience across U.S. pension plans is stronger than that which has been assumed in the determination of our pension and postretirement obligations and cost. We estimate that these changes will increase annual U.S. benefit plan costs for the Company starting in fiscal year 2016. For North America, the return on assets more than offset actuarial losses due to a decrease in the discount rates for fiscal year 2014 and the actuarial gain recorded in fiscal year 2013 was due to an increase in the discount rates used for our plans. For Europe, the actuarial loss recorded in fiscal years 2015, 2014 and 2013 was primarily related to a decrease in the discount rates used for our plans. Towers Watson’s discount rate assumptions were determined by matching expected future pension benefit payments with current AA corporate bond yields from the respective countries for the same periods. In the United States, specific bonds were selected to match plan cash flows. In Canada, yields were taken from a corporate bond yield curve. In Europe, the discount rate was set based on yields on European AA corporate bonds at the measurement date. The U.K. is based on the U.K. AA corporate bonds, while Germany and the Netherlands are based on European AA corporate bonds.

The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2016 for the Company’s defined benefit pension plans are shown below:

	Fiscal 2016
	North America	Europe
Actuarial loss	$40,051	$10,860
Prior service (credit)/cost	(7,976)	41
Total	$32,075	$10,901
The following table provides a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended June 30, 2015 and 2014, and the funded status as of June 30, 2015 and 2014.

	2015			2014
	North America - Qualified	North America - Unqualified	Europe	North America- Qualified	North America- Unqualified	Europe
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,547,781	$395,778	$1,087,298	$2,324,353	$416,461	$887,047
Service cost	59,948	11,241	9,856	58,777	11,569	12,321
Interest cost	121,176	16,343	39,471	121,548	19,187	41,148
Actuarial losses/(gains)	135,221	(13,218)	141,358	149,163	21,416	61,836
Benefit payments	(101,960)	(42,212)	(30,522)	(102,495)	(71,576)	(20,566)
Participant contributions	—	—	1,405	—	—	2,338
Curtailments	—	—	3,859	—	—	—
Other	1,217	—	196	516	—	1,462
Foreign currency adjustment	(46,776)	(13,481)	(112,017)	(4,081)	(1,279)	101,712
Benefit obligation at end of year	$2,716,607	$354,451	$1,140,904	$2,547,781	$395,778	$1,087,298
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,813,591	$—	$919,160	$2,461,764	$—	$750,856
Actual return on plan assets	79,338	—	135,036	385,528	—	48,166
Company contributions	31,526	42,212	53,481	71,663	71,576	41,941
Participant contributions	—	—	1,405	—	—	2,338
Benefit payments	(101,960)	(42,212)	(30,522)	(102,495)	(71,576)	(20,566)
Other	1,216	—	—	516	—	1,208
Foreign currency adjustment	(45,553)	—	(80,123)	(3,385)	—	95,217
Fair value of plan assets at end of year	$2,778,158	$—	$998,437	$2,813,591	$—	$919,160
Funded status at end of year	$61,551	$(354,451)	$(142,467)	$265,810	$(395,778)	$(168,138)
Accumulated Benefit Obligation	$2,694,611	$357,006	$1,132,200	$2,517,911	$390,246	$1,077,939

	2015			2014
	North America - Qualified	North America- Unqualified	Europe	North America- Qualified	North America- Unqualified	Europe
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$73,494	$—	$1,156	$273,940	$—	$9,593
Current liabilities	—	(44,316)	—	—	(51,113)	—
Noncurrent liabilities	(11,943)	(310,135)	(143,622)	(8,131)	(344,665)	(177,730)
Net amount recognized	$61,551	$(354,451)	$(142,466)	$265,809	$(395,778)	$(168,137)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss	$354,029	$46,067	$202,814	$100,608	$68,224	$178,395
Net prior service (credit)/cost	(35,273)	(9,071)	398	(41,757)	(10,965)	477
Accumulated Other Comprehensive Loss	$318,756	$36,996	$203,212	$58,851	$57,259	$178,872
The following table presents the projected benefit obligation and fair value of plan assets for our qualified plans that have a projected benefit obligation in excess of plan assets as of June 30, 2015 and 2014:

	2015		2014
	North America	Europe	North America	Europe
Projected benefit obligation at end of year	$101,760	$824,677	$105,278	$210,898
Fair value of plan assets at end of year	$89,817	$681,055	$97,147	$33,168
The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our qualified plans that have an accumulated benefit obligation in excess of plan assets as of June 30, 2015 and 2014:

	2015		2014
	North America	Europe	North America	Europe
Projected benefit obligation at end of year	$101,760	$824,677	$—	$210,898
Accumulated benefit obligation at end of year	$94,006	$815,974	$—	$201,540
Fair value of plan assets at end of year	$89,817	$681,055	$—	$33,168
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
For the Towers Watson funded plans in the U.S., Canada and the U.K., the targeted equity allocation as of June 30, 2015 is 23%, 60% and 32%, respectively. In the U.S. and U.K. funded plans, besides the target equity allocation, an additional 44% and 23%, respectively, of the target allocation is directed to other investment vehicles including alternative credit, alternative beta and private equities. The remaining allocation for each of the funded plans is directed to fixed income securities. The duration of the fixed income assets is plan specific and each has been targeted to minimize fluctuations in plan funded status as a result of changes in interest rates. The Netherlands plan is invested in an insurance contract. Consequently, the asset allocation of the plan is managed by the insurer.
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
There were no significant transfers between Levels 1, 2 or 3 in the fiscal years ended June 30, 2015 and 2014.
In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of net assets.
The fair value of our plan assets by asset category at June 30, 2015 and 2014 are as follows (see Note 2 for a description of the fair value levels and Note 7 for a summary of management’s procedures around prices received from third-parties):

	Fair Value Measurements at June 30, 2015
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$15,581	$37,789	$—		$—		$—	$—	$53,370
Short-term securities	633	—	—		—		—	—	96,568
Equity securities:
U.S. large cap companies	48,898	11,695	—		—		—	—	60,593
U.S. mid cap companies	4,441	—	—		—		—	—	4,441
U.S. small cap companies	1,823	—	—		—		—	—	1,823
International equities	46,084	24,123	—		—		—	—	70,207
Fixed income:
Government issued securities	211,186	—	—		—		—	—	211,186
Corporate bonds (S&P rating of A or higher)	—	—	316,398		—		—	—	316,398
Corporate bonds (S&P rating of lower than A)	—	—	218,132		—		445	—	218,577
Other fixed income	—	—	54,374	(a)	205,202	(a)	—	—	259,576
Pooled / commingled funds	—	—	—		—		—	—	2,175,786	(b)
Mutual funds	—	—	—		—		—	—	159,194
Private equity	—	—	—		—		7,108	—	135,782
Derivatives	—	—	1,476	(c)	18,827	(c)	—	—	20,303
Insurance contracts	—	—	—		—		—	14,805	14,805
Total assets	$328,646	$73,607	$590,380		$224,029		$7,553	$14,805	$3,798,609
Liability category:
Derivatives	$—	$—	$491	(c)	$—		$—	$—	$491
Net assets	$328,646	$73,607	$589,889		$224,029		$7,553	$14,805	$3,798,118

	Fair Value Measurements at June 30, 2014
	Level 1		Level 2				Level 3		Total
	North America	Europe	North America		Europe		North America	Europe
Asset category:
Cash	$1,845	$69,433	$—		$—		$—	$—	$71,278
Short-term securities	499	—	—		—		—	—	64,363
Equity securities:
U.S. large cap companies	127,996	15,440	—		—		—	—	143,436
U.S. mid cap companies	49,494	563	—		—		—	—	50,057
U.S. small cap companies	40,691	—	—		—		—	—	40,691
International equities	114,441	471	—		—		—	—	114,912
Fixed income:
Government issued securities	206,517	—	—		—		—	—	206,517
Corporate bonds (S&P rating of A or higher)	—	—	320,005		—		—	—	320,005
Corporate bonds (S&P rating of lower than A)	—	—	216,983		—		450	—	217,433
Other fixed income	—	—	56,519	(a)	155,160	(a)	—	—	211,679
Pooled / commingled funds	—	—	—		—		—	—	1,922,479	(b)
Mutual funds	—	—	—		—		—	—	189,014
Private equity	—	—	—		—		2,256	—	155,456
Derivatives	—	—	1,654	(c)	4,758	(c)	—	—	6,412
Insurance contracts	—	—	—		—		—	18,091	18,091
Total assets	$541,483	$85,907	$595,161		$159,918		$2,706	$18,091	$3,731,823
Liability category:
Derivatives	$—	$—	$350	(c)	$—		$—	$—	$350
Net assets	$541,483	$85,907	$594,811		$159,918		$2,706	$18,091	$3,731,473

(a)	This category includes municipal and foreign bonds.

(b)
This category includes pooled funds of both equity and fixed income securities. Fair value is based on the calculated net asset value of shares held by the plan as reported by the sponsor of the funds and, in accordance with subtopic 820-10, Fair Value Measurements and Disclosures, are not included in the fair value hierarchy.

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
The following table reconciles the net plan investments to the total fair value of the plan assets:

	June 30,
	2015	2014
Net assets held in investments	$3,798,118	$3,731,473
Net payable for investments purchased	(24,251)	(5,541)
Dividend and interest receivable	9,057	8,856
Other, net	(6,329)	(2,037)
Fair value of plan assets	$3,776,595	$3,732,751
The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the fiscal years ended June 30, 2015 and 2014:

	Private Equity	Insurance Contracts	Corporate Bonds	Total
Beginning balance at June 30, 2013	$109,768	$15,040	$411	$125,219
Assets no longer leveled in accordance with ASU 2015-07	(109,768)	—	—	$(109,768)
Net actual return on plan assets relating to assets still held at the end of the year	—	676	39	715
Net purchases, sales and settlements	2,256	1,586	—	3,842
Change in foreign currency exchange rates	—	789	—	789
Ending balance at June 30, 2014	$2,256	$18,091	$450	$20,797
Assets no longer leveled in accordance with ASU 2015-07	(1,280)	—	—	(1,280)
Net actual return on plan assets relating to assets still held at the end of the year	(681)	557	(5)	(129)
Net purchases, sales and settlements	6,813	(480)	—	6,333
Change in foreign currency exchange rates	—	(3,363)	—	(3,363)
Ending balance at June 30, 2015	$7,108	$14,805	$445	$22,358
The following table sets forth our projected pension contributions to our qualified plans for fiscal year 2016, as well as the pension contributions to our qualified plans in fiscal years 2015 and 2014:

	2016 (Projected)	2015 (Actual)	2014 (Actual)
U.S	$30,000	$30,000	$50,000
Canada	$4,599	$1,526	$21,663
UK	$21,211	$25,314	$28,706
Germany	$20,065	$19,785	$10,178

Expected benefit payments from our defined benefit pension plans to current plan participants, including the effect of their expected future service, as appropriate, are as follows:

	Benefit Payments
Fiscal Year	North America	Europe	Total
2016	$172,374	$28,850	$201,224
2017	179,968	29,675	209,643
2018	182,700	27,326	210,026
2019	186,087	29,397	215,484
2020	194,534	31,718	226,252
Years 2021 - 2025	1,080,658	216,982	1,297,640
	$1,996,321	$363,948	$2,360,269
Defined Contribution Plan
Eligible Towers Watson U.S. associates participate in a savings plan design which provides for 100% match on the first 2% of pay and 50% match on the next 4% of pay; associates vest in the employer match upon two years of service. The cost of the Company’s contributions to the plans for the fiscal years ended June 30, 2015, 2014 and 2013 amounted to $30.4 million, $30.0 million and $30.2 million, respectively.
The Towers Watson U.K. pension plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive a pension contribution in lieu of additional salary. The cost of the Company’s contributions to the plan for the fiscal years ended June 30, 2015, 2014 and 2013 amounted to $20.5 million, $20.2 million, and $22.2 million, respectively.
Health Care Benefits
We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims. The liability totaled $5.5 million and $6.0 million at June 30, 2015 and 2014, respectively. This liability is included in accounts payable, accrued liabilities, and deferred income in the consolidated balance sheets.
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
The assumptions used in the valuation of the postretirement benefit cost and obligation were as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Discount rate	4.68%	5.30%	4.80%
Expected long-term rate of return on assets	2.00%	2.00%	2.00%
Rate of increase in compensation levels	—%	—%	4.50%
Health care cost trend
Initial rate	7.00%	7.08%	7.16%
Ultimate rate	5.00%	5.00%	5.00%
Year reaching ultimate rate	2019	2019	2019

	June 30,
	2015	2014
Discount rate, accumulated postretirement benefit obligation	4.57%	4.68%
Rate of compensation increase	—%	—%
Health care cost trend
Initial rate	6.91%	7.00%
Ultimate rate	5.00%	5.00%
Year reaching ultimate rate	2019	2019
Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain or loss and amortized into the net periodic postretirement costs over the average remaining service period of participating associates, which is approximately 9.3 years.
A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2015	$82	$(23)
Effect on accumulated postretirement benefit obligation as of June 30, 2015	$1,870	$(746)
Net periodic postretirement benefit cost consists of the following:

	Fiscal Year Ended June 30,
	2015	2014	2013
Service cost	$1,278	$1,460	$1,770
Interest cost	8,137	8,856	8,807
Expected return on assets	(96)	(112)	(130)
Amortization of net unrecognized (gains)/losses	(1,761)	(1,752)	369
Amortization of prior service credit	(6,905)	(7,004)	(8,228)
Net periodic postretirement benefit cost	$653	$1,448	$2,588
Changes in other comprehensive income for the Company’s postretirement benefit plans as follows:

	2015	2014
Current year actuarial gain/(loss)	$(48,421)	$7,131
Amortization of actuarial gain	1,761	1,752
Amortization of prior service credit	6,905	7,004
Other	(51)	(29)
Total recognized in other comprehensive income	$(39,806)	$15,858
The estimated amounts that will be amortized from other comprehensive income into net periodic benefit cost during fiscal 2016 for the Company’s other postretirement benefit plans are shown below:

2016
Actuarial gain	$(5,992)
Prior service credit	(6,905)
Total	$(12,897)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the fiscal years ended June 30, 2015 and 2014 and a statement of funded status as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$181,306	$172,729
Service cost	1,278	1,460
Interest cost	8,137	8,856
Actuarial losses/(gains)	(48,464)	6,972
Benefit payments	(14,504)	(14,443)
Medicare Part D	639	68
Participant contributions	6,545	6,035
Foreign currency adjustment	(3,860)	(371)
Benefit obligation at end of year	$131,077	$181,306
Change in Plan Assets
Fair value of plan assets at beginning of year	$5,168	$5,958
Actual return on plan assets	52	(47)
Company contributions	7,220	7,665
Participant contributions	6,545	6,035
Benefit payments	(14,504)	(14,443)
Fair value of plan assets at end of year	$4,481	$5,168
Funded status at end of year	$(126,596)	$(176,138)
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(3,971)	(4,678)
Noncurrent liabilities	(122,625)	(171,459)
Net amount recognized	$(126,596)	$(176,137)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial gain	$(64,480)	$(17,769)
Net prior service credit	(26,929)	(33,835)
Accumulated Other Comprehensive Income	$(91,409)	$(51,604)
Expected benefit payments to current plan participants, including the effect of their future service, as appropriate, and the related retiree drug subsidy expected to be received, are as follows:

Fiscal Year	Expected benefit payments	Retiree drug subsidy
2016	$16,254	$55
2017	16,676	—
2018	17,557	—
2019	18,532	—
2020	19,531	—
Years 2021-2025	113,737	—
	$202,287	$55
Note 12 — Debt, Commitments and Contingent Liabilities
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

Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During fiscal 2015 and 2014, the weighted-average interest rate on the Senior Credit Facility was 1.43% and 1.93%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than our captive insurance companies).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of June 30, 2015, we were in compliance with our covenants.
As of June 30, 2015, Towers Watson had $40.0 million in borrowings outstanding under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of June 30, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $0.9 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Additional Borrowings, Letters of Credit and Guarantees not part of the Senior Credit Facility
Towers Watson Consultoria Ltda. (Brazil) has a bilateral credit facility with a major bank totaling Brazilian Real BRL 5.5 million (U.S. $1.8 million). BRL 2.0 million (U.S. $0.6 million) of the credit facility is committed to an overdraft facility and as of June 30, 2015, there were no borrowings outstanding under this facility. BRL 3.8 million (U.S. $1.2 million) of the credit facility is committed to lease guarantees. As of June 30, 2015, standby guarantees totaling BRL 1.7 million (U.S. $0.5 million) were outstanding under this facility.
Towers Watson has also provided a $5 million Australian dollar-denominated letter of credit (U.S. $3.8 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of this letter of credit is immaterial because it has never been used, and we believe that the likelihood of future usage is remote.
Towers Watson also has $8.4 million committed to lease guarantees from major banks in support of office leases and performance under existing or prospective contracts.
Towers Watson had an additional $30.0 million outstanding on an uncommitted line of credit as of June 30, 2015. The weighted-average interest rate on this line of credit during the fiscal year ended June 30, 2015 was 1.09%. The line of credit was paid in full on July 1, 2015.

Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate elected on the Term Loan during fiscal 2015 and 2014 was 1.42%. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The following table summarizes the maturity of the loan during the next two fiscal years:

2016	$25,000
2017	175,000
Total	$200,000
This agreement contains substantially the same terms and conditions as our existing Senior Credit Facility dated November 7, 2011, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC).
The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health in fiscal year 2012.
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
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011, certain changes were made to our professional liability insurance program. Our professional liability insurance for each annualized policy period commencing July 1, 2011, up to and including the policy period commencing July 1, 2015, includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
This structure effectively results in Towers Watson and SMIC bearing the first $25 million of loss per occurrence or in the aggregate above the $1 million per claim self-insured retention. As a wholly-owned captive insurance company, SMIC is consolidated into our financial statements.
Before the Towers Perrin | Watson Wyatt Merger, Watson Wyatt and Towers Perrin each obtained substantial professional liability insurance from PCIC. A limit of $50 million per claim and in the aggregate was provided by PCIC subject to a $1 million per claim self-insured retention. PCIC secured reinsurance of $25 million attaching above the $25 million PCIC retained layer from unaffiliated reinsurance companies. Our ownership interest in PCIC is 72.86%. As a consequence, PCIC’s results are consolidated in Towers Watson’s operating results. PCIC ceased issuing insurance policies effective July 1, 2010 and at that time entered into a run-off mode of operation. Our shareholder agreements with PCIC could require additional payments to PCIC if development of claims significantly exceeds prior expectations.

We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable. We use actuarial assumptions to estimate and record our IBNR liability. As of June 30, 2015, we had a $181.5 million IBNR liability balance, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $173.8 million as of June 30, 2014. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
Current and Former Employees of Teck Metals, Ltd.
On July 14, 2009, James Weldon, an employee of Teck Metals, Ltd. (“Teck”) commenced an action against Teck and Towers Perrin Inc. (now known as Towers Watson Canada Inc.). On October 17, 2011, Leonard Bleier, a former employee of Teck, sued Teck and Towers Perrin. Aside from their employment status, the allegations in the action commenced by Bleier (retired from Teck in 2006) were substantively similar in all material respects to those in the action commenced by Weldon (employed by Teck at the time the action commenced). Both actions were brought in the Supreme Court of British Columbia, and that court consolidated the actions on June 21, 2012.
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
The plaintiff class comprises 429 current and former Teck employees who elected to transfer from the defined benefit pension plan to the defined contribution plan.
The plaintiffs, on behalf of the class, alleged that Towers Perrin was professionally negligent and that Teck and Towers Perrin breached statutory and fiduciary duties and acted deceitfully by providing incomplete, inaccurate, and misleading information to participants in Teck’s defined benefit plan regarding the option to transfer to the defined contribution plan. Principally, the plaintiffs alleged that the risks of the defined contribution plan—including investment risk and annuity risk—were downplayed, either negligently or with the specific intent of causing eligible employees to transfer to the defined contribution plan.
The plaintiffs also sought assorted declaratory relief; an injunction reinstating them and all class members into the defined benefit plan with full rights and benefits as if they had not transferred; disgorgement against Teck; damages in the amount necessary to provide the plaintiffs and all class members with the pension and other benefits they would have accrued if they had not transferred; interest as allowed by law; and such further and other relief as to the court may seem just.
In a settlement agreement dated October 31, 2014, the Company, plaintiffs, and Teck agreed to resolve all claims in this litigation, without any admission of wrongdoing. The Supreme Court of British Columbia approved the settlement agreement at an approval hearing on July 24, 2015. Payment of the settlement funds has been made, and the Company's role in the litigation has been concluded.
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
In the Demand Letter, it is asserted that the Trustee has a claim against TWL in respect of allegedly negligent investment consulting advice provided to it by Watson Wyatt Limited, in the United Kingdom, in particular with regard to a currency hedge that was implemented in connection with the Scheme’s investment of £250,000,000 in a Bluebay local currency emerging market debt fund in August 2008.  It is alleged that the currency hedge has caused a substantial loss to the Scheme, compensatory damages for which loss are quantified at £47,500,000, for the period August 2008 to October 2012.
TWL sent a Letter of Response on December 23, 2014.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Meriter Health Services
On January 12, 2015, Towers Watson Delaware Inc. ("TWDE"), a wholly-owned subsidiary of the Company, was served with a Summons and Complaint (the "Complaint") on behalf of Meriter Health Services, Inc. ("Meriter"), plan sponsor of the Meriter Health Services Employee Retirement Plan (the “Plan”).  The Complaint was filed in Wisconsin State Court in Dane County; on February 12, 2015, the Complaint was removed to the United States District Court for the Western District of Wisconsin. On March 10, 2015, Meriter filed a Motion to Remand, seeking to transfer the Complaint back to Wisconsin State Court in Dane County and on July 24, 2015, an amended complaint was filed in the United States District Court for the Western District of Wisconsin.
In the Amended Complaint (the "Amended Complaint"), among other allegations, it is asserted that Meriter has a claim against TWDE, and other entities, in respect of alleged negligence and intentional disregard of Meriter's rights in benefits consulting advice provided to it by Towers, Perrin, Forster & Crosby, Inc. (“TPFC”) and Davis, Conder, Enderle & Sloan, Inc. (“DCES”), including TPFC’s involvement in the Plan design and drafting of the Plan document in 1987, DCES’ Plan review in 2001, and Plan redesign, Plan amendment and drafting of ERISA section 204(h) notices. Additionally, Meriter asserts that TPFC and DCES breached an alleged duty to advise Meriter regarding the competency of Meriter’s then ERISA counsel.

In 2010, a putative class action lawsuit related to the Plan was filed by Plan participants against Meriter alleging a number of claims involving ERISA. The lawsuit was settled in 2015 for $82 million. While the Amended Complaint does not include a specific, quantified demand, it does refer to the $82 million paid out by Meriter in settlement of the class action, and other damages (including punitive damages) which are not further particularized in the Amended Complaint. On August 10, 2015, TWDE and other defendants filed with the court their respective answers to the Amended Complaint.
Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWDE disputes the allegations, and intends to defend the matter vigorously.

Litigation relating to the Towers Watson | Willis Merger

The New Jersey Building Laborers’ Complaint

On July 9, 2015, a lawsuit challenging the Towers Watson | Willis Merger was filed in the Court of Chancery, State of Delaware, by alleged Company stockholders, the New Jersey Building Laborers' Statewide Annuity Fund and the New Jersey Building Laborers' Statewide Pension Fund (the "New Jersey Building Laborers’ Complaint") on behalf of a putative class comprised of all public stockholders of the Company other than any named Defendants or affiliates who are Company stockholders.  The New Jersey Building Laborers’ Complaint names as defendants the Company, the members of its board of directors, Willis and Merger Sub. The New Jersey Building Laborers' Complaint generally alleges that the Company's directors breached their fiduciary duties to Company stockholders by agreeing to merge the Company with Willis through an inadequate and unfair process which led to inadequate and unfair consideration and by agreeing to unfair deal protection devices. The New Jersey Building Laborers' Complaint further alleges that Willis and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Company's directors. The Towers Watson Defendants have not yet responded to the New Jersey Building Laborers' Complaint and intend to defend themselves vigorously against the claims asserted therein.  The asserted loss is not quantified.

The City of Atlanta Complaint

On July 10, 2015, a lawsuit challenging the Towers Watson | Willis Merger was filed in the Court of Chancery, State of Delaware, by an alleged Company stockholder, the City of Atlanta Firefighters Pension Fund (the "City of Atlanta Firefighters Complaint") on behalf of a putative class comprised of all public stockholders of the Company other than any named Defendants or affiliates who are Company stockholders. The City of Atlanta Firefighters Complaint names as defendants the Company, the members of its board of directors, Willis and Merger Sub.  The substantive assertions and allegations against defendants to the City of Atlanta Firefighters Complaint are the same, or substantially the same, as in the New Jersey Building Laborers' Complaint; and the relief sought by plaintiffs in the City of Atlanta Firefighters Complaint is the same, or substantially the same, as is sought in the New Jersey Building Laborers' Complaint. The Towers Watson Defendants have not yet responded to the City of Atlanta Firefighters Complaint and intend to defend themselves vigorously against the claims asserted therein. The asserted loss is not quantified.
The Cordell Complaint
On July 31, 2015, a lawsuit challenging the Towers Watson | Willis Merger was filed in the Court of Chancery, State of Delaware, by an alleged Company stockholder, Cyndy Cordell (the "Cordell Complaint") on behalf of a putative class comprised of all public stockholders of the Company other than any named Defendants or affiliates who are Company stockholders. The Cordell Complaint names as defendants the Company, the members of its board of directors, Willis and Merger Sub.  The substantive assertions and allegations against defendants to the Cordell Complaint are the same, or substantially the same, as in the New Jersey Building Laborers’ Complaint, and in the City of Atlanta Firefighters’ Complaint; and the relief sought by plaintiffs in the Cordell Complaint is the same, or substantially the same, as is sought in the New Jersey Building Laborers’ Complaint and the City of Atlanta Firefighters’ Complaint.  The Towers Watson Defendants have not yet responded to the Cordell Complaint and intend to defend themselves vigorously against the claims asserted therein. The asserted loss is not quantified.
Note 13 — Variable Interest Entities
The Company adopted ASU 2015-02 under the modified retrospective approach in our fourth quarter of fiscal year 2015 and concluded that it no longer held a variable interest in most of the variable interest entities to which it provides certain service offerings. As a result, those entities are no longer reflected in our disclosure for fiscal year 2015.

We offer integrated solutions that include different combinations of investment management or consulting, pension administration, and actuarial services, through entities holding approximately $11.2 million of assets that are considered variable interest entities ("VIEs") and for which our management fee is considered a variable interest.
We determine whether we consolidate based on whether we have both the power to direct the activities that most significantly impact the VIE's performance and have the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to the VIE. We are not the primary beneficiary and therefore do not consolidate any of the funds as of June 30, 2015 and June 30, 2014. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees or invested capital (which are not material). The Company has no obligation to provide financial or other support to these VIEs, other than guarantees to provide the minimum statutorily-mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
During our third fiscal quarter of 2014 we deconsolidated two previously consolidated funds. Previously, the contracts governing these two funds contained language that restricted the investors' ability to exercise their economic interests in the funds, thereby causing the investors to become related parties of the Company. As these funds were evaluated prior to the adoption of ASU 2015-02, the Company was required to combine its own interests with the interests of these investors for purposes of performing the primary beneficiary test despite not having an indirect economic interest held through those related parties. In aggregate with these related party interests, the Company was deemed to be the primary beneficiary. This restrictive language was modified during our third fiscal quarter, which resulted in the investors, other than the Company's defined benefit retirement plans, to no longer be considered related parties, and the Company to no longer be considered the primary beneficiary of the funds. The mark-to-market gains on the investments prior to deconsolidation were $6.3 million for the year ended June 30, 2014, and are reflected on the accompanying consolidated statements of operations in other non-operating income. The fair value of these investments on the date of deconsolidation, inclusive of the cumulative gains, was $339.0 million, and was removed from the consolidated balance sheets by eliminating the investments of consolidated variable interest entity and by reducing non-controlling interest. The non-controlling interest balance was considered temporary equity as the units held by the investors were redeemable. The changes of the redeemable non-controlling interests balance for the year ended June 30, 2014 are as follows:

Balance as of June 30, 2013	$—
Subscriptions of non-controlling interest holders in consolidated VIEs	332,722
Mark-to-market gains on investments held by consolidated VIEs	6,297
Deconsolidation of VIEs	(339,019)
Balance as of June 30, 2014	$—
Note 14 — Accumulated Other Comprehensive Income / (Loss)
Accumulated other comprehensive income /(loss) as presented in the accompanying consolidated statements of comprehensive income includes foreign currency translation, defined pension and post-retirement benefit costs, hedge effectiveness and unrealized gain/loss on available-for-sale securities. Additional information for the other comprehensive income/(loss) and accumulated other comprehensive income/(loss) attributable to controlling interests by component are provided in the following table for the fiscal years ended June 30, 2015, 2014 and 2013. The difference between the amounts presented in this table and the amounts presented in the consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure. Amounts in fiscal year 2014 and 2015 show reclassifications out of accumulated other comprehensive income/(loss) separate from other adjustments due to the prospective adoption of ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," at the beginning of the fiscal year which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income.

		Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
	Foreign currency translation (1)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2012	$(75,332)	$406	$(152)	$254	$651	$(182)	$469	$(416,037)	$139,901	$(276,136)
Other comprehensive income/(loss):	(55,764)	(169)	47	(122)	(104)	48	(56)	182,220	(74,997)	107,223
As of June 30, 2013	$(131,096)	$237	$(105)	$132	$547	$(134)	$413	$(233,817)	$64,904	$(168,913)
Other comprehensive income/(loss):	133,367	(1,540)	434	(1,106)	558	(153)	405	(45,677)	8,999	(36,678)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1,447	(408)	1,039	(761)	173	(588)	16,592	(3,269)	13,323
Net current-period other comprehensive income/(loss)	133,367	(93)	26	(67)	(203)	20	(183)	(29,085)	5,730	(23,355)
As of June 30, 2014	$2,271	$144	$(79)	$65	$344	$(114)	$230	$(262,902)	$70,634	$(192,268)
Other comprehensive income/(loss) before reclassifications:	(228,312)	3,650	(1,432)	2,218	(168)	54	(114)	—	—	—
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(2,178)	854	(1,324)	(35)	—	(35)	(249,865)	90,836	(159,029)
Net current-period other comprehensive income/(loss)	(228,312)	1,472	(578)	894	(203)	54	(149)	(249,865)	90,836	(159,029)
As of June 30, 2015	$(226,041)	$1,616	$(657)	$959	$141	$(60)	$81	$(512,767)	$161,470	$(351,297)

(1)
Reclassification adjustments from accumulated other comprehensive income are included in general and administrative expenses (see Note 8 – Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements)

(2)	Reclassification adjustments from accumulated other comprehensive income are included in income from discontinued operations

(3)
Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 11 – Retirement Benefits for additional details) which is included in salaries and employee benefits in the accompanying consolidated statements of operations

Note 15 — Restricted Stock
In conjunction with the Towers Perrin | Watson Wyatt Merger, shares of Towers Watson common stock issued to Towers Perrin shareholders were divided among four series of non-transferable Towers Watson common stock, Classes B-1, B-2, B-3 and B-4, each with a par value of $0.01 per share. The shares discussed below reflect a reduction of shares through our tender offer and our secondary public offering and by the acceleration of vesting due to involuntary associate terminations detailed below. In addition, on January 31, 2011, we completed the acquisition of EMB and issued 113,858 Class B-3 and 113,858 Class B-4 common stock to the sellers as consideration.
On January 1, 2011, 2012, 2013 and 2014, 5,642,302 shares of Class B-1, 5,547,733 shares of Class B-2, 5,661,591 shares of Class B-3 common stock and 5,374,070 shares of Class B-4 common stock, respectively, converted to freely tradable Class A common stock.
The Towers Perrin restricted stock unit (“RSU”) holders received 10% of the total consideration issued to Towers Perrin shareholders in conjunction with the Towers Perrin | Watson Wyatt Merger. The RSUs were converted into 4,248,984 Towers Watson Restricted Class A shares, of which an estimated 10% were expected to be forfeited by associate Restricted Class A shareholders who were subject to a service condition. The service condition was fulfilled from the grant date through each of the three annual periods from January 1, 2010 until December 31, 2012 and the actual forfeitures were recorded compared to estimated. The restriction lapsed annually on January 1 and the Restricted Class A shares became freely tradable shares of Class A common stock on such dates.
In January 2013, 482,463 forfeited shares were cancelled and a corresponding amount (plus associated dividends) was distributed in the form of Class A shares to Towers Perrin shareholders as of December 31, 2009 in proportion to their ownership in Towers Perrin on the date of the Towers Perrin | Watson Wyatt Merger. Shareholders of Restricted Class A shares had voting rights and received dividends upon annual vesting of the shares. The final 1,109,212 outstanding Restricted Class A shares became freely tradable on January 1, 2013 and were further reduced by shares withheld for tax purposes.
For the fiscal year ended June 30, 2013, we recorded $3.6 million of non-cash share-based compensation expense in connection with the issuance of Towers Watson Restricted Class A common stock to Towers Perrin RSU holders in the Towers Perrin | Watson Wyatt Merger. The graded method of expense methodology assumed that the restricted shares were issued to Towers Perrin RSU holders in equal amounts of shares which vested as separate awards over one, two and three years.
Note 16 – Share-Based Compensation
Registration of Equity Plans
Acquired Plans. In connection with the acquisition of Extend Health in May 2012, Towers Watson filed a Form S-8 Registration Statement and assumed the Extend Health, Inc. 2007 Equity Incentive Plan. The assumed options are exercisable for 377,614 shares of Towers Watson Class A common stock. The registration also covers 55,514 shares of Towers Watson Class A common stock available for issuance under the plan. In connection with the acquisition of Liazon Corporation in November 2013, Towers Watson filed a Form S-8 Registration Statement and assumed the Liazon Corporation 2008 Stock Option Plan and the Liazon Corporation 2011 Equity Incentive Plan, as amended. The assumed options are exercisable for 37,162 shares of Towers Watson Class A common stock. Upon vesting, the assumed restricted stock units will convert into 70,533 shares of Towers Watson Class A common stock. The registration also covers 18,531 shares of Towers Watson Class A common stock available for issuance under the plans.
Towers Watson & Co. Employee Stock Purchase Plan. Towers Watson assumed the amended and restated Watson Wyatt 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which enables associates to purchase shares of Towers Watson Class A common stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. In fiscal year 2010, Towers Watson filed an S-8 Registration Statement registering 4,696,424 shares available for issuance under the Stock Purchase Plan. There were no shares issued during fiscal years 2015, 2014 or 2013.
Towers Watson & Co. 2009 Long-Term Incentive Plan. In January 2010, Towers Watson filed a Form S-8 Registration Statement to register 12,500,000 shares of Towers Watson Class A common stock that may be issued pursuant to the Towers Watson & Co. 2009 Long-Term Incentive Plan (the “2009 Plan”) and 125,648 shares of Class A common stock that may be issued upon exercise of the unvested stock options previously granted under the Watson Wyatt 2000 Long-Term Incentive Plan. The Watson Wyatt 2000 Long-term Incentive Plan was assumed by Towers Watson and the registered shares for the Watson Wyatt 2000 Long-term Incentive Plan are limited to exercise of awards that were outstanding at the time of the Towers Perrin | Watson Wyatt Merger. The assumed options were exercisable for shares of Towers Watson Class A common stock based on the exchange ratio of one share of Watson Wyatt Class A common stock underlying the options for one share of Towers Watson Class A common stock. The 2009 Plan was approved by Watson Wyatt shareholders on December 18, 2009.
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
These awards are typically approved by the Compensation Committee of the Board of Directors in the first quarter of the fiscal year. The LTIP awards are generally based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Between 0% and 204%, or between 0% and 240% for the 2014 Exchange Solutions ("ES") LTIP, of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the applicable performance period, subject to the employee or executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. For participants that meet the requirement for qualified retirement, we record the expense of their awards over the one-year service period as performed. The Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards, with the exception of the 2014 ES LTIP awards, which metrics are based on EBITDA margin and revenue growth. We record stock-based compensation expense over the performance period beginning with the date of grant and will adjust the expense for their awards based upon the level of performance achieved.
The Compensation Committee of the Board of Directors also approves RSUs to certain employees under our Select Equity Plan (“SEP”) during the first quarter of the fiscal year. The RSUs vest annually over a three-year period and include an assumed forfeiture rate.
The following table presents key information with regard to each of the awards that had been granted for the year ended June 30, 2015:

Plan	Performance Period	RSUs Awarded	Grant Date Stock Price	Assumed Forfeiture Rate
2015 LTIP	July 1, 2014 to June 30, 2017	82,350	$100.02 and $131.35	None
2014 LTIP	July 1, 2013 to June 30, 2016	65,355	$105.90 and $110.70	None
2013 LTIP	July 1, 2012 to June 30, 2015	121,075	54.59	None
2014 ES LTIP	July 1, 2013 to June 30, 2015	30,192	91.43	None
2014 SEP	July 1, 2014 to June 30, 2017	112,464	106.89	0.05
2013 SEP	July 1, 2013 to June 30, 2016	131,286	91.43	0.05
2012 SEP	July 1, 2012 to June 30, 2015	147,503	53.93	0.05
Total expense related to our LTIP and SEP awards, and other miscellaneous RSU awards for the fiscal year ended June 30, 2015, 2014 and 2013 was $33.0 million, $19.0 million and $18.1 million, respectively.
Acquired RSU Plan
Liazon RSUs. In November 2013, in connection with the acquisition, we assumed the Liazon Corporation 2011 Equity Incentive Plan and converted the outstanding unvested restricted stock units into 70,533 Towers Watson restricted stock units using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of these restricted stock units was calculated using the fair value share price of Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the 70,533 outstanding RSUs related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date to be $5.7 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $2.1 million, and will be recorded over the future vesting periods. For the fiscal years ended June 30, 2015 and 2014, we recorded $0.9 million and $1.1 million, respectively, of non-cash stock based compensation. No expense was recorded in fiscal year 2013.
Outside Directors
The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors for the service on the board of directors. During the fiscal year ended June 30, 2015, 2014 and 2013, 8,059, 10,251 and 16,027 RSUs, respectively, were granted for the annual award for outside directors for service on the board of directors in equal quarterly installments over the fiscal year of grant. We recorded $0.8 million, $0.9 million and $0.9 million, respectively, of non-cash stock based compensation for the fiscal years ended June 30, 2015, 2014 and 2013 related to awards for outside directors.

The table below presents restricted stock units activity and weighted average fair values for executives, employees and outside directors for fiscal year 2015:

	Number of Shares	Weighted Average Fair Value
	(In thousands, except per-share amounts)
Nonvested as of June 30, 2014	627	$59.80
Granted	218	104.43
Vested	(405)	68.85
Forfeited	(16)	87.71
Nonvested and expected to vest as of June 30, 2015	424	$89.15
As of June 30, 2015, $11.8 million of total stock-based compensation related to the nonvested awards above has not yet been recognized. We expect that this expense will be recognized in our consolidated statement of operations over the next 0.9 weighted-average years.
Stock Options
There were no grants of stock options during the fiscal year ended June 30, 2015, 2014 and 2013 under the 2009 Plan. As of June 30, 2015, there were 29,181 stock options outstanding under the 2009 Plan which were fully expensed and vested prior to fiscal year 2011.
Acquired Option Plans
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
Total expense related to our acquired option plans for the fiscal years ended June 30, 2015 and 2014 was $1.4 million, and $2.0 million, respectively. In accordance with the Extend Health acquisition agreement, we accelerated the vesting of 23,620 stock options for participants who were involuntarily terminated as a result of the acquisition and recorded $0.4 million of stock-based compensation expense in fiscal 2013. Inclusive of this acceleration, we recorded $6.2 million of stock-based compensation expense for these awards in fiscal 2013.

The weighted-average fair value of the stock option grants under the Liazon plan was calculated using the Black-Scholes formula, and is included in the valuation assumptions table below. Compensation expense is recorded over a three-year graded vesting term as if one-third of the options granted to a participant are vested over one year, one-third are vested over two years and the remaining one-third are vested over three years.

Liazon Options
Fiscal Year Ended June 30, 2014
Stock option grants:
Risk-free interest rate	0.57%
Expected lives in years	2.7
Expected volatility	24.6%
Weighted-average grant date fair value of options granted	$104.67
Number of shares granted	37,162
The table below presents stock option activity and weighted average exercise prices for fiscal year 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
	(thousands)		(thousands)	(years)
Outstanding at June 30, 2014	301	$27.01	$17,149	3.4
Granted	—	$—
Exercised	(203)	$33.22	$28,715
Forfeited	(1)	$10.47
Expired	—	$—
Outstanding at June 30, 2015	97	$20.76	$10,172	5.9
Exercisable at June 30, 2015	80	$23.04	$8,230	5.5
Information regarding stock options outstanding as of June 30, 2015 is as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75 - $1.55	4,925	4.5	$1.45	4,925	4.5	$1.45
$3.31 - $3.97	17,388	5.2	$3.49	17,388	5.2	$3.49
$6.49	20,574	8.4	$6.49	7,756	8.4	$6.49
$19.21 - $25.18	24,774	6.3	$19.74	20,848	6.2	$19.55
$42.47	5,464	4.2	$42.47	5,464	4.2	$42.47
$45.88	23,717	4.7	$45.88	23,717	4.7	$45.88
	96,842		$20.76	80,098		$23.04
The aggregate intrinsic value is the sum of the amounts by which the market price of our common stock exceeded the exercise price of the options at June 30, 2015, for those options for which the market price was in excess of the exercise price.
Note 17 — Income Taxes
Income before income taxes shown below is allocated between operations in the United States (including international branches) and foreign countries. The components of income from continuing operations before income taxes are as follows:

	2015	2014	2013
Domestic	$340,380	$262,462	$239,990
Foreign	245,313	236,044	189,011
	$585,693	$498,506	$429,001
The components of the income tax provision for continuing operations include:

	Fiscal Year Ended June 30,
	2015	2014	2013
Current tax (benefit)/expense:
U.S.	$55,133	$31,880	$25,684
State and local	11,652	10,231	7,025
Foreign	62,825	30,536	40,557
	129,610	72,647	73,266
Deferred tax expense/(benefit):
U.S.	52,413	49,109	49,674
State and local	5,093	4,232	8,761
Foreign	12,946	12,261	5,290
	70,452	65,602	63,725
Total provision for income taxes	$200,062	$138,249	$136,991
Included in the U.S. and state and local current tax expense for fiscal year 2015 is a $4.6 million and a $0.7 million tax benefit, respectively, including interest and penalties, due to the release of uncertain tax positions related to U.S. Federal lapses in statute of limitations and effective settlement of certain tax years. Included in the U.S. current tax expense for fiscal year 2014 is a $13.2 million and a $1.7 million tax benefit, respectively, including interest and penalties, due to the release of uncertain tax positions related to U.S. Federal lapses in statute of limitations and effective settlement of certain tax years. Included in the U.S. current tax expense for fiscal year 2013 is a $6.0 million tax benefit, including interest and penalties, due to the release of uncertain tax positions related to U.S. Federal lapses in statute of limitations and effective settlement of certain tax years.
The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Tax provision at U.S. federal statutory tax rate of 35 percent	$204,998	$174,477	$150,149
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(23,352)	(21,902)	(22,540)
State income taxes, net of federal tax effect	10,740	11,344	13,288
Non-deductible expenses and foreign dividend	6,302	237	6,563
Tax credits	(6,010)	(1,807)	(2,104)
Valuation allowance	(557)	(5,108)	(5,821)
Legal entity restructuring	(832)	7,077	5,159
Release of U.S. uncertain tax positions	(5,252)	(14,910)	(5,977)
Other	14,025	(11,159)	(1,726)
Income tax provision	$200,062	$138,249	$136,991
The provision for income taxes for fiscal year 2015 is 34.2% compared with 27.7% in fiscal year 2014. Our effective tax rate increased by 6.5% for fiscal year 2015 as compared to fiscal year 2014 primarily due to prior year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in the U.S of 2.1% and an increase in current year uncertain tax positions of 2.4%.

The provision for income taxes for fiscal year 2014 is 27.7% compared with 31.9% in fiscal year 2013. Our effective tax rate decreased by 4.2% for fiscal year 2014 as compared to fiscal year 2013 primarily due to current year income tax benefits on the release of uncertain tax positions related to lapses in statute of limitations and effective settlement of tax positions in various taxing jurisdictions, primarily the U.S.
Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We recognize deferred tax assets if it is more likely than not that a benefit will be realized.
Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2015 and 2014, are comprised of the following:

	June 30,
	2015	2014
Depreciation and amortization	$(136,324)	$(123,684)
Trademarks and tradename	(115,678)	(117,308)
Goodwill	(45,191)	(42,477)
Unbilled receivables	(52,147)	(64,275)
Other	(3,398)	(8,583)
Gross deferred tax liabilities	$(352,738)	$(356,327)
Accrued retirement benefits	$178,402	$139,633
Deferred rent	9,256	9,947
Net operating loss carryforwards	29,934	37,562
Share-based compensation	5,710	6,533
Accrued liabilities	59,830	62,516
Accrued compensation	49,079	41,660
Deferred revenue	9,632	25,692
Foreign tax credit	26,188	37,716
Other	9,854	16,228
Gross deferred tax assets	$377,885	$377,487
Deferred tax assets valuation allowance	$(25,725)	$(30,019)
Net deferred tax (liability)/asset	$(578)	$(8,859)
The net deferred income tax assets at June 30, 2015 are classified between current deferred tax assets of $39.4 million and current deferred tax liabilities of $4.3 million and noncurrent deferred tax assets of $62.8 million and noncurrent deferred tax liabilities of $98.5 million.
We maintain a valuation allowance of $25.7 million and $30.0 million at June 30, 2015 and 2014, respectively, against certain of our deferred tax assets, as it is more likely than not that they will not be fully realized. The net decrease in the valuation allowance of $4.3 million in fiscal year 2015 primarily relates to changes in foreign currency translation.
At June 30, 2015, we had tax loss carryforwards in federal and various foreign jurisdictions amounting to $93.2 million of which $55.1 million can be indefinitely carried forward under local statutes. The remaining $38.1 million of loss carryforwards will expire, if unused, in varying amounts from fiscal year 2016 through 2035. At June 30, 2015, we had state tax loss carryforwards of $65.4 million, which will expire in varying amounts from fiscal year 2016 to 2036. In addition, at June 30, 2015 we had foreign tax credit carryforwards of $26.2 million, which will expire in varying amounts from fiscal year 2018 to 2023.
The historical cumulative earnings of our foreign subsidiaries are reinvested indefinitely and we do not provide U.S. deferred tax liabilities on these amounts. We believe the Company’s current cash position, and access to capital markets (via a supplemental offering, if needed) will allow it to meet its U.S. cash obligations without repatriating historical cumulative foreign earnings. Further, non-U.S. cash is used for working capital needs of our non-U.S. operations and may be used for foreign restructuring expenses or acquisitions. The cumulative foreign earnings related to ongoing operations as of June 30, 2015 were approximately $1.0 billion. It is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings are not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital, long-term investment requirements or U.S. tax reform necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

At June 30, 2015, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with ASC 740-10, excluding interest and penalties, was $36.0 million. This liability can be reduced by $5.5 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. If recognized, $29.5 million of this difference would impact our effective tax rate.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at July 1	$32,362	$40,650	$39,309
Increases related to tax positions in prior years	8,461	996	1,169
Decreases related to tax positions in prior years	(5,314)	(927)	(4,732)
Decreases related to settlements	(2,468)	—	(189)
Decreases related to lapse in statute of limitations	(3,611)	(19,135)	(2,387)
Increases related to current year tax positions	7,803	11,223	7,426
Cumulative translation adjustment	(1,264)	(445)	54
Balances at June 30	$35,969	$32,362	$40,650
The liability for the periods ended June 30, 2014 and 2013, respectively, may be reduced by $9.3 million and $14.6 million of deferred tax benefits that, if recognized, would have a favorable impact on our effective tax rate. There are no material balances that would result in adjustments to other tax accounts.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2015, we had cumulative accrued interest of $1.9 million and penalties of $0.6 million, totaling $2.5 million. At June 30, 2014, we had accrued interest of $2.5 million and penalties of $0.1 million, totaling $2.6 million.
Tax expense for the fiscal year ended June 30, 2015 includes an interest benefit of $0.6 million. Tax expense for the fiscal year ended June 30, 2014 includes interest benefit of $2.7 million and a tax benefit for penalties of $0.1 million.
The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of $1.3 million to $5.2 million, excluding interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During fiscal year 2015 the Company recognized approximately $5.3 million of income tax benefits, including interest and penalties, due to U.S. Federal lapses in statute of limitations and effective settlement related to tax fiscal years 2011, 2012 and 2013. Beginning in fiscal 2014, we are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process ("CAP"). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. As of June 30, 2015, the Company has not been advised of any significant adjustments. We also have ongoing income tax examinations in certain states for tax years ranging from 2008 to 2013. The statute of limitations in certain states extends back to tax year 2002 as a result of changes to taxable income resulting from prior year federal tax examinations. A summary of the tax years that remain open to tax examination in our major tax jurisdictions are as follows:

Open Tax Years (fiscal year ending in)
United States — federal	2014 and forward
United States — various states	2002 and forward
Canada — federal	2007 and forward
Germany	2010 and forward
The Netherlands	2010 and forward
United Kingdom	2010 and forward
Note 18 — Segment Information
Towers Watson has four reportable operating segments or business areas:

•	Benefits

•	Exchange Solutions

•	Risk and Financial Services

•	Talent and Rewards
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
On January 23, 2014, Towers Watson announced plans to expand the Exchange Solutions segment by combining operations and associates from the Health & Welfare practice of the Technology and Administration Solutions North America line of business, and certain associates from the Health and Group Benefits line of business, both previously in the Benefits segment, with the Retiree & Access Exchanges line of business and the Liazon acquisition to better align their respective strategic goals. The restructuring took effect on July 1, 2014. We have reclassified certain portions of the revenue (net of reimbursable expenses) and net operating income previously reflected in the Benefits segment in the quarterly filing for years ended June 30, 2014 and 2013 to conform to the current segment alignment within Exchange Solutions. The reorganization had no impact on the Risk and Financial Services and Talent and Rewards segments.
All statement of operations related items presented have been recast to exclude the operating results of our Brokerage business, which has been classified as discontinued operations. Balance sheet related items presented for prior periods include our Brokerage business.
The table below presents revenue (net of reimbursable expenses) for the continuing operations of the reported segments for the fiscal years ended June 30, 2015, 2014 and 2013:

	For the Fiscal Year Ended June 30,
	2015	2014	2013
Benefits	$1,922,380	$1,873,289	$1,902,511
Exchange Solutions	375,020	276,360	186,805
Risk and Financial Services	603,621	638,437	645,345
Talent and Rewards	622,820	582,703	573,336
Total revenue (net of reimbursable expenses)	$3,523,841	$3,370,789	$3,307,997
The table below presents net operating income for the continuing operations of the reported segments for the fiscal years ended June 30, 2015, 2014 and 2013:

	For the Year Fiscal Ended June 30,
	2015	2014	2013
Benefits	$692,161	$599,907	$644,144
Exchange Solutions	61,813	51,941	46,741
Risk and Financial Services	160,442	148,448	132,285
Talent and Rewards	159,233	119,287	114,227
Total net operating income (loss)	$1,073,649	$919,583	$937,397

The table below presents depreciation and amortization for the continuing operations of the reported segments for the fiscal years ended June 30, 2015, 2014 and 2013:

	For the Fiscal Year Ended June 30,
	2015	2014	2013
Benefits	$21,215	$19,956	$23,435
Exchange Solutions	9,029	6,139	2,431
Risk and Financial Services	4,115	4,988	6,799
Talent and Rewards	11,334	5,811	7,842
Total depreciation and amortization	$45,693	$36,894	$40,507
The table below presents receivables for the continuing operations of the reported segments as of June 30, 2015, 2014 and 2013:

	As of June 30,
	2015	2014	2013
Benefits	$436,245	$478,617	$466,616
Exchange Solutions	64,728	45,696	41,170
Risk and Financial Services	128,074	152,930	164,926
Talent and Rewards	158,667	148,800	147,656
Total receivables	$787,714	$826,043	$820,368

A reconciliation of the information reported by segment to the consolidated amounts follows as of and for the fiscal years ended June 30 (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue:
Total segment revenue	$3,523,841	$3,370,789	$3,307,997
Reimbursable expenses and other	121,112	111,123	124,518
Revenue	$3,644,953	$3,481,912	$3,432,515
Net Operating Income:
Total segment net operating income	1,073,649	919,583	937,397
Differences in allocation methods (1)	25,513	19,298	(12,832)
Amortization of intangibles	(65,741)	(75,212)	(76,963)
Transaction and integration expenses	(6,984)	(1,049)	(30,753)
Stock-based compensation (2)	(22,040)	(11,285)	(18,978)
Discretionary compensation	(373,672)	(301,428)	(324,370)
Payroll tax on discretionary compensation	(20,451)	(17,484)	(19,377)
Other, net	(21,673)	(37,915)	(21,719)
Income from operations	$588,601	$494,508	$432,405
Depreciation and Amortization Expense:
Total segment expense	$45,693	$36,894	$40,507
Intangible asset amortization, not allocated to segments	65,741	75,212	76,963
Information technology and other	60,853	62,712	55,570
Total depreciation and amortization expense	$172,287	$174,818	$173,040
Receivables:
Total segment receivables — billed and unbilled (3)	$787,714	$826,043	$820,368
Valuation differences and other	12,649	(4,810)	5,470
Total billed and unbilled receivables	800,363	821,233	825,838
Assets not reported by segment	4,593,811	4,806,553	4,506,239
Total assets	$5,394,174	$5,627,786	$5,332,077

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

(2)	Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation.

(3)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes.
The following represents total revenue and long-lived assets information by geographic area as and for the fiscal years ended June 30:

	Revenue			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
North America	$2,232,600	$2,046,488	$1,972,981	$2,335,107	$2,484,019	$2,293,045
Europe	1,132,085	1,162,888	1,161,973	1,115,257	1,211,700	1,193,188
Rest of World	280,268	272,536	297,561	44,806	44,466	47,308
	$3,644,953	$3,481,912	$3,432,515	$3,495,170	$3,740,185	$3,533,541
Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States and the United Kingdom, revenue from no single country constituted more than 10% of consolidated revenue. Revenue from no single client constituted more than one percent of consolidated revenue.

The following represents total revenue and long-lived assets information for the United States, the United Kingdom, and all foreign countries for the fiscal years ended June 30, 2015, 2014 and 2013:

in thousands	Revenue			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
United States	$2,044,366	$1,829,309	$1,760,827	$1,995,346	$2,086,754	$1,885,791

United Kingdom	710,499	717,856	721,543	903,411	947,227	940,146
Rest of World	890,088	934,747	950,145	596,413	706,204	707,604
Total Foreign Countries	1,600,587	1,652,603	1,671,688	1,499,824	1,653,431	1,647,750
	$3,644,953	$3,481,912	$3,432,515	$3,495,170	$3,740,185	$3,533,541
Note 19 — Earnings Per Share
We present earnings per share (“EPS”) using the two-class method when we have participating securities outstanding. This method addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method. This method requires non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. Our participating securities include non-vested restricted stock. On January 1, 2013, all remaining outstanding shares of this restricted stock vested and were converted to freely tradable shares of Towers Watson Class A common stock. See Note 15 for further information. The components of basic and diluted earnings per share for the fiscal year ended June 30, 2013 are as follows:

	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	292,010
Less: Income attributable to non-controlling interests	(3,160)
Income from continuing operations attributable to common stockholders	$295,170
Less: Income allocated to participating securities	3,289
Income from continuing operations attributable to common stockholders	$291,881	70,312	$4.15
Diluted EPS
Share-based compensation awards		405
Income available to common stockholders	$291,881	70,717	$4.13
Note 20 — Unaudited Quarterly Financial Data
Summarized quarterly financial data for results from continuing operations for the fiscal years ended June 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	2015 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$878,107	$957,922	$920,714	$888,210
Income from operations	$125,998	$167,010	$164,477	$131,116
Income from continuing operations before income taxes	$125,564	$165,752	$163,385	$130,992
Net income attributable to common stockholders	$81,558	$110,176	$104,142	$89,102
Earnings per share (attributable to common stockholders):
Net income, basic	$1.16	$1.58	$1.50	$1.29
Net income, diluted	$1.16	$1.57	$1.49	$1.28

	2014 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$809,939	$888,155	$904,833	$878,985
Income from operations	$102,421	$128,426	$138,423	$125,238
Income from continuing operations before income taxes	$100,552	$132,611	$141,144	$124,199
Net income attributable to common stockholders	$88,214	$86,188	$102,506	$82,392
Earnings per share (attributable to common stockholders):
Net income, basic	$1.21	$1.22	$1.40	$1.17
Net income, diluted	$1.21	$1.21	$1.39	$1.17
The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.
Note 21 — Subsequent Events
On July 9, 2015, we entered into an agreement with KPMG to sell our Human Resources Service Delivery practice within our Talent and Rewards segment. We expect the transaction to close in the first quarter of fiscal year 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015 in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company maintained effective internal control over financial reporting as of June 30, 2015.
The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Towers Watson & Co.
Arlington, Virginia
We have audited the internal control over financial reporting of Towers Watson & Co. and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 14, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
 McLean, Virginia
August 14, 2015

Item 9B. Other Information.
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”. Information as to the individuals serving on the board of directors of the Company is set forth below.
The remaining information required by this item will be included in an SEC filing made within 120 days of the end of the registrant's fiscal year.
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
Paul Thomas
Senior Executive, Rank Group North America
Wilhelm Zeller
Retired Chief Executive Officer, Hannover Re Group
Item 11. Executive Compensation.
The response to this item will be included in an SEC filing made within 120 days of the end of the registrant's fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included in an SEC filing made within 120 days of the end of the registrant's fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included in an SEC filing made within 120 days of the end of the registrant's fiscal year.
Item 14. Principal Accountant Fees and Services.
The response to this item will be included in an SEC filing made within 120 days of the end of the registrant's fiscal year.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents have been included in Part II, Item 8
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Towers Watson & Co.
Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2015
Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 30, 2015
Consolidated Balance Sheets at June 30, 2015 and 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2015
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2015
Notes to the Consolidated Financial Statements

b)	Exhibits:
The exhibits listed in the accompanying exhibit index are filed, furnished, or incorporated by reference as part of this Form 10-K

c)	Financial Statement Schedules:
Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2015
Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

TOWERS WATSON & CO.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	Fiscal Year Ended June 30, 2015
Allowance for uncollectible accounts	$8,075	$20,584	$—	$(20,994)	$7,665
Allowance for unbillable accounts	9,113	(604)	—	—	8,509
Valuation allowance for deferred tax assets	30,019	—	2,487	(6,781)	25,725
	Fiscal Year Ended June 30, 2014
Allowance for uncollectible accounts	$12,768	$4,792	$—	$(9,485)	$8,075
Allowance for unbillable accounts	10,283	(1,170)	—	—	9,113
Valuation allowance for deferred tax assets	33,420	—	10,362	(13,763)	30,019
	Fiscal Year Ended June 30, 2013
Allowance for uncollectible accounts	$20,871	$8,351	$—	$(16,454)	$12,768
Allowance for unbillable accounts	19,891	(9,608)	—	—	10,283
Valuation allowance for deferred tax assets	40,046	—	8,552	(15,178)	33,420

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
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Willis Group Holdings plc, Citadel Merger Sub, Inc., and Towers Watson & Co., dated as of June 29, 2015. (1)
3.1	Second Amended and Restated Certificate of Incorporation of Towers Watson & Co. (2)
3.2	Amended and Restated Bylaws of Towers Watson & Co. (3)
10.1
Credit Agreement, dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (4)

10.2	Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (5)
10.3	Amended and Restated Towers Watson & Co. 2009 Long Term Incentive Plan. ** (6)
10.4	Form of Indemnification Agreement with directors and executive officers. ** (7)
10.5	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K). ** (8)
10.6	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.). ** (9)
10.7	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.). ** (10)
10.8	Share Purchase Plan 2005 (Spain). ** (11)
10.9	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme. ** (12)
10.10	Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan. ** (13)
10.11	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors. ** (14)
10.12	Voluntary Deferred Compensation Plan for Non-Employee Directors. ** (15)
10.13	Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan. ** (16)
10.14	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting). ** (17)
10.15	Extend Health, Inc. 2007 Equity Incentive Plan. ** (18)
10.16	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting). ** (19)
10.17	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting). ** (20)
10.18
Amendment No. 1, dated as of October 9, 2013, to the Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (21)

10.19
Amendment No. 1, dated as of October 9, 2013, to the Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (22)

10.20	Towers Watson & Co. Incentive Compensation Plan. ** (23)
10.21	Liazon Corporation 2008 Stock Option Plan. ** (24)
10.22	Liazon Corporation 2011 Equity Incentive Plan. ** (25)
10.23	First Amendment to Liazon Corporation 2011 Equity Incentive Plan. ** (26)
10.24	Second Amendment to Liazon Corporation 2011 Equity Incentive Plan. ** (27)

10.25
Amendment No. 2, dated as of January 13, 2014, to the Credit Agreement dated as of November 7, 2011, among Towers Watson & Co. and certain subsidiaries, as borrowers, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (28)

10.26
Amendment No. 2, dated as of January 13, 2014, to the Term Loan Credit Agreement, dated as of June 1, 2012, among Towers Watson & Co., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent. (29)

10.27	Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees. ** (30)
10.28
Voting Agreement, dated as of June 29, 2015, by and between Towers Watson & Co. and ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC. (31)

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
The following materials from Towers Watson & Co.’s Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013, (v) Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements. *

_______________________
*    Filed herewith.
**    Designates management contracts and compensation plans.

(1)	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on June 30, 2015.

(2)	Incorporated by reference to Exhibit 3.1 to the Form 10-K filed by the Company on August 15, 2013.

(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 28, 2014.

(4)	Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on November 8, 2011.

(5)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 1, 2012.

(6)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on May 7, 2013.

(7)
Incorporated by reference to Exhibit 10.8 to the Company’s joint proxy statement/prospectus included in the Registration Statement on Form S-4/A (File No. 333-161705) filed by the Company with the Securities and Exchange Commission on October 19, 2009 and declared effective on November 9, 2009, as supplemented by the prospectus supplement filed pursuant to Rule 424(b)(3) on December 14, 2009.

(8)	Incorporated by reference to Exhibit 10.21 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006.

(9)	Incorporated by reference to Exhibit 10.22 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(10)	Incorporated by reference to Exhibit 10.10 to the Form 10-K filed by the Company on August 29, 2012.

(11)	Incorporated by reference to Exhibit 10.24 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(12)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.'s Form 10-K filed on September 1, 2006.

(13)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 8, 2010.

(14)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 5, 2014.

(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 18, 2010.

(16)	Incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-Q filed on November 9, 2009.

(17)	Incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Company on February 7, 2012.

(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by the Company on June 7, 2012.

(19)	Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by the Company on August 29, 2012.

(20)	Incorporated by reference to Exhibit 10.19 to the Form 10-K filed by the Company on August 29, 2012.

(21)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 12, 2013.

(22)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on November 12, 2013.

(23)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on November 12, 2013.

(24)	Incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(25)	Incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(26)	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(27)	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by the Company on December 2, 2013.

(28)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on February 7, 2014.

(29)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on February 7, 2014.

(30)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 6, 2014.

(31)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERS WATSON & CO. (Registrant)

Date: August 14, 2015	By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	Chief Executive Officer and Director	August 14, 2015
John J. Haley

/s/ Roger F. Millay	Chief Financial Officer	August 14, 2015
Roger F. Millay

/s/ Michael M. Thomson	Chief Accounting Officer	August 14, 2015
Michael M. Thomson

/s/ Victor F. Ganzi	Director	August 14, 2015
Victor F. Ganzi

/s/ Leslie S. Heisz	Director	August 14, 2015
Leslie S. Heisz

/s/ Brendan R. O’Neill	Director	August 14, 2015
Brendan R. O’Neill

/s/ Linda D. Rabbitt	Director	August 14, 2015
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 14, 2015
Gilbert T. Ray

/s/ Paul D. Thomas	Director	August 14, 2015
Paul D. Thomas

/s/ Wilhelm Zeller	Director	August 14, 2015
Wilhelm Zeller