Form 10-Q
period 2015-09-30
Towers Watson & Co.
filed 2015-11-09
CIK 1470215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 69,443,969 outstanding shares of Class A Common Stock at a par value of $0.01 per share.

TOWERS WATSON & CO.
INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TOWERS WATSON & CO.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenue	$895,621	$878,107
Costs of providing services:
Salaries and employee benefits	544,472	533,528
Professional and subcontracted services	65,112	62,205
Occupancy	31,745	36,073
General and administrative expenses	71,370	75,434
Depreciation and amortization	44,192	44,869
Transaction and integration expenses	9,330	—
	766,221	752,109
Income from operations	129,400	125,998

Income from affiliates	51	—
Interest income	1,192	1,063
Interest expense	(2,072)	(2,328)
Other non-operating income	55,370	831
INCOME BEFORE INCOME TAXES	183,941	125,564
Provision for income taxes	60,558	44,062
NET INCOME BEFORE NON-CONTROLLING INTERESTS	123,383	81,502
Less: Income/(loss) attributable to non-controlling interests	1	(56)
NET INCOME (attributable to common stockholders)	$123,382	$81,558
Earnings per share:
Basic earnings per share (attributable to common stockholders)	$1.78	$1.16
Diluted earnings per share (attributable to common stockholders)	$1.78	$1.16

Dividends declared per share	$0.15	$0.15

Weighted average shares of common stock, basic (000)	69,381	70,182
Weighted average shares of common stock, diluted (000)	69,475	70,596
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income before non-controlling interests	$123,383	$81,502
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(71,558)	(105,331)
Defined pension and post-retirement benefit costs	4,768	2,875
Hedge effectiveness	(802)	806
Available-for-sale securities	(82)	(128)
Other comprehensive income/(loss) before non-controlling interests	(67,674)	(101,778)
Comprehensive income/(loss) before non-controlling interests	55,709	(20,276)
Comprehensive income/(loss) attributable to non-controlling interest	(5)	(111)
Comprehensive income/(loss) (attributable to common stockholders)	$55,714	$(20,165)
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Cash and cash equivalents	$699,966	$715,151
Fiduciary assets	33,054	38,075
Short-term investments	59,444	127,156
Receivables from clients:
Billed, net of allowances of $11,623 and $7,665	481,271	479,536
Unbilled, at estimated net realizable value	332,551	320,827
	813,822	800,363
Other current assets	122,962	155,487
Total current assets	1,729,248	1,836,232
Fixed assets, net	396,967	390,681
Deferred income taxes	61,515	62,772
Goodwill	2,229,560	2,278,351
Intangible assets, net	642,900	654,087
Other assets	204,164	172,051
Total Assets	$5,264,354	$5,394,174
Liabilities
Accounts payable, accrued liabilities and deferred income	$398,088	$424,403
Employee-related liabilities	339,094	581,115
Fiduciary liabilities	33,054	38,075
Term loan - current	25,000	25,000
Other current liabilities	42,922	62,281
Total current liabilities	838,158	1,130,874
Revolving credit facility	160,000	40,000
Term loan	168,750	175,000
Accrued retirement benefits and other employee-related liabilities	628,139	648,655
Professional liability claims reserve	237,074	235,856
Other noncurrent liabilities	234,652	216,277
Total Liabilities	2,266,773	2,446,662
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock — $0.01 par value: 300,000,000 shares authorized; 74,552,661 issued and 69,441,212 and 69,281,754 outstanding	746	746
Additional paid-in capital	1,862,634	1,870,745
Treasury stock, at cost — 5,111,449 and 5,270,907 shares	(416,309)	(429,286)
Retained earnings	2,178,980	2,066,104
Accumulated other comprehensive loss	(643,966)	(576,298)
Total Stockholders’ Equity	2,982,085	2,932,011
Non-controlling interest	15,496	15,501
Total Equity	2,997,581	2,947,512
Total Liabilities and Total Equity	$5,264,354	$5,394,174
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net income before non-controlling interests	$123,383	$81,502
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	8,232	7,994
Depreciation	27,323	27,332
Amortization of intangible assets	16,869	17,537
Gain on sale of business, pretax	(55,390)	—
Provision for deferred income taxes	45,395	25,893
Stock-based compensation	3,734	11,174
Other, net	245	975
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(40,693)	(960)
Fiduciary assets	5,015	(3,655)
Other current assets	(15,501)	(24,418)
Other noncurrent assets	(984)	(4,240)
Accounts payable, accrued liabilities and deferred income	(37,107)	(59,649)
Employee-related liabilities	(237,044)	(173,084)
Fiduciary liabilities	(5,015)	3,655
Accrued retirement benefits and other employee-related liabilities	(38,788)	(65,744)
Professional liability claims reserves	3,955	4,995
Other current liabilities	4,224	5,255
Other noncurrent liabilities	1,147	(9,299)
Income tax related accounts	30,428	(50,445)
Cash flows used in operating activities	(160,572)	(205,182)
Cash flows from/(used in) investing activities:
Cash paid for business acquisitions	(15,964)	(1,255)
Net proceeds from sale of business	65,264	—
Fixed assets and software for internal use	(15,002)	(15,714)
Capitalized software costs	(21,189)	(17,900)
Purchases of held-to-maturity investments	(12,632)	(127,431)
Redemptions of held-to-maturity investments	74,153	107,330
Purchases of available-for-sale securities	(207)	(11)
Sales and redemptions of available-for-sale securities	—	11,721
Cash flows from/(used in) investing activities	74,423	(43,260)
Cash flows from financing activities:
Borrowings under credit facility	384,500	145,000
Repayments under credit facility	(294,500)	(10,000)
Repayments of notes payable	(6,250)	(6,250)
Cash paid on retention liability	—	(284)
Dividends paid	(10,506)	(9,723)
Repurchases of common stock	—	(37,350)
Payroll tax payments on vested shares	(12,039)	(10,363)
Issuances of common stock and excess tax benefit	12,065	4,229
Other financing activities	15,000	—
Cash flows from financing activities	88,270	75,259
Effect of exchange rates on cash	(17,306)	(11,316)
Decrease in cash and cash equivalents	(15,185)	(184,499)
Cash and cash equivalents at beginning of period	715,151	727,849
Cash and cash equivalents at end of period	$699,966	$543,350

Supplemental disclosures:
Cash paid for interest	$906	$809
Cash (refunded)/paid for income taxes, net of refunds	$(26,412)	$63,796
Common stock issued upon the vesting of our restricted stock units	$20,261	$8,246
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Class A Common Stock Outstanding	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total
Balance as of June 30, 2014	74,552	$746	$1,849,119	$(286,182)	$1,722,927	$(189,702)	$14,041	$3,110,949
Net income	—	—	—	—	81,558	—	(56)	81,502
Other comprehensive income/(loss)	—	—	—	—	—	(101,723)	(55)	(101,778)
Repurchases of common stock	—	—	—	(37,350)	—	—	—	(37,350)
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	(6,672)	—	—	—	(6,672)
Exercises of stock options	—	—	(854)	854	—	—	—	—
Vesting of restricted stock units	—	—	(8,303)	8,246	—	—	—	(57)
Class A Common Stock:
Cash dividends declared	—	—	—	—	(10,508)	—	—	(10,508)
Excess tax benefits	—	—	4,229	—	—	—	—	4,229
Stock-based compensation	—	—	11,174	—	—	—	—	11,174
Balance as of September 30, 2014	74,552	$746	$1,855,365	$(321,104)	$1,793,977	$(291,425)	$13,930	$3,051,489

Balance as of June 30, 2015	74,552	$746	$1,870,745	$(429,286)	$2,066,104	$(576,298)	$15,501	$2,947,512
Net income	—	—	—	—	123,382	—	1	123,383
Other comprehensive loss	—	—	—	—	—	(67,668)	(6)	(67,674)
Repurchases of common stock	—	—	—	—	—	—	—	—
Shares received for employee taxes upon vesting of restricted stock units	—	—	—	(8,213)	—	—	—	(8,213)
Exercises of stock options	—	—	(938)	929	—	—	—	(9)
Vesting of restricted stock units	—	—	(22,292)	20,261	—	—	—	(2,031)
Class A Common Stock:
Cash dividends declared	—	—	—	—	(10,506)	—	—	(10,506)
Excess tax benefits	—	—	11,450	—	—	—	—	11,450
Stock-based compensation	—	—	3,669	—	—	—	—	3,669
Balance as of September 30, 2015	74,552	$746	$1,862,634	$(416,309)	$2,178,980	$(643,966)	$15,496	$2,997,581
See accompanying notes to the condensed consolidated financial statements

TOWERS WATSON & CO.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 — Organization, Basis of Presentation and Proposed Merger
The accompanying unaudited quarterly condensed consolidated financial statements of Towers Watson & Co. (“Towers Watson”, the “Company” or “we”) and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Towers Watson audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the SEC on August 14, 2015, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
Our fiscal year 2016 began July 1, 2015 and ends June 30, 2016.
The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2016. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Proposed Merger
On June 30, 2015, Willis Group Holdings PLC (“Willis”) and Towers Watson announced the signing of a definitive merger agreement under which the companies will combine in an all-stock merger of equals transaction (“Towers Watson | Willis Merger”). Based on the closing price of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. At the effective time of the Towers Watson | Willis Merger, each share of Class A common stock, par value $0.01 per share, of Towers Watson (the “TW Common Stock”) issued and outstanding immediately prior to the Towers Watson | Willis Merger (other than shares held by Towers Watson, Willis, or Merger Sub and dissenting shares) will be converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis. In addition, Towers Watson intends to declare and pay a pre-Towers Watson | Willis Merger special dividend of $4.87 per share of TW Common Stock, payable to holders of record of TW Common Stock prior to the closing date. We are in the process of evaluating our options to fund the special dividend. The transaction is expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals, and approval by both Willis shareholders and Towers Watson stockholders.
Recent Accounting Pronouncements
Not yet adopted
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU was originally effective for interim and annual reporting periods that begin after December 15, 2016, and early adoption is prohibited. However, the FASB issued ASU 2015-14 on August 12, 2015, which defers the adoption date for one year and allows for early adoption. ASU 2014-09 is now effective for interim and annual reporting periods that begin after December 15, 2017. The Company is currently evaluating the impact of adopting this provision.
On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period. The ASU is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in “Compensation - Stock Compensation (Topic 718)” as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations, Simplifying the Accounting for Measurement Period Adjustments. The ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for interim and annual periods that begin after December 15, 2015. The Company is currently evaluating the impact of adopting this provision.
Note 2 — Acquisitions and Divestitures
Acquisitions
Acclaris Acquisition
On May 11, 2015, Towers Watson acquired Acclaris Holdings, Inc. (“Acclaris”) for $140.0 million in cash. Headquartered in Tampa, FL, and with locations in Kansas and India, Acclaris offers flexible products that include integrated technology and services to support consumer-directed benefits on a single platform in a scalable way. Its core business focuses on health care and reimbursement accounts which include health reimbursement arrangements (HRAs), health savings accounts (HSAs), flexible spending accounts, commuter accounts and custom reimbursement accounts. Acclaris was integrated into our Exchange Solutions segment and joined the Other line of business as the Consumer-Directed Accounts practice. Together, Towers Watson and Acclaris enable clients of any size to offer benefits in new and cost-effective ways.
During the fourth quarter of fiscal year 2015, we recorded the tangible assets received, liabilities assumed, and the fair value of intangibles. The intangibles included developed technology, valued at $14.5 million, and a customer related intangible, valued at $12.3 million. Our estimate of fair value for the developed technology intangible and the customer related intangible was based on the relief from royalty method and the multi-period excess earnings method, respectively. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. During the first quarter of fiscal year 2016, working capital and acquisition accounting adjustments were made resulting in a refund of $1.7 million of cash consideration and a $3.1 million decrease to goodwill. It was determined that total consideration was $139.5 million, and we recorded $109.2 million of goodwill related to the acquisition of Acclaris.
Saville Consulting Acquisition
On April 23, 2015, Towers Watson acquired Saville Consulting Group Limited (“Saville”) for £42.0 million ($64.5 million) in cash. Saville is a U.K. and Jersey-based global psychometric assessment business. Its principal activities include helping employers to improve the match between people, work and organizations through the development and sale of objective psychometric assessment tools and related user training and consultancy services. Saville is included within our Data, Surveys and Technology line of business within our Talent and Rewards segment.
During the fourth quarter of fiscal 2015, we recorded the tangible assets received, liabilities assumed, and the fair value of intangibles. The intangibles included a product intangible, valued at £25.8 million, and other intangibles that were collectively immaterial. Our estimate of fair value for the product intangible was based on the relief from royalty method. Significant assumptions used in the valuation were estimated revenues and expenses, contributory asset charges, required rates of return, and discount rates. It was determined that total consideration was £43.4 million, and we recorded £5.8 million of goodwill related to the acquisition of Saville, inclusive of £0.6 million of deferred consideration recorded in the first quarter of fiscal year 2016.

Divestitures
Sale of Human Resources Service Delivery Practice
On July 9, 2015, we entered into a definitive agreement with KPMG to sell our Human Resources Service Delivery (“HRSD”) practice. The sale closed on August 14, 2015 for proceeds of $65.8 million, which reflects working capital adjustments and excludes transaction costs. The HRSD practice was a component of our Talent and Rewards segment. We divested this business to enhance our focus on other targeted areas like software offerings, integrating the Saville Consulting acquisition, and continuing to drive market leadership of our core businesses.
ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, amended the requirements for the presentation of discontinued operations in the financial statements. Discontinued operations that do not represent a strategic shift or will not have a major effect on an entity’s operations and financial results are no longer reported in discontinued operations and are only disclosed in the notes to the financial statements. The divestiture of HRSD does not qualify for discontinued operations presentation in the financial statements. Included in other non-operating income on the condensed consolidated statements of operations for the three months ended September 30, 2015 is $55.4 million related to the gain on the sale of HRSD.
The following amounts are directly attributable to the results of operations of our HRSD practice and are included in the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,
	2015	2014
Revenue	$5,807	$7,610
Costs of providing services	4,634	6,212
Income from operations	$1,173	$1,398
Note 3 — Investments
Held-to-maturity - Our held-to-maturity investments are comprised of term deposits, certificates of deposit, and certain bonds with original maturities greater than 90 days. As of September 30, 2015 and June 30, 2015, all held-to-maturity investments were included in short-term investments in the accompanying condensed consolidated balance sheet. During the three months ended September 30, 2015 and September 30, 2014, proceeds from maturities of held-to-maturity investments were $74.2 million and $107.3 million, respectively resulting in immaterial realized gains.
Available-for-sale - Our available-for-sale securities are comprised of equity securities and mutual funds / exchange-traded funds. There were no proceeds from the sales and maturities of available-for-sale investments for the three months ended September 30, 2015. Proceeds from sales and maturities of available-for-sale investments during the three months ended September 30, 2014 were $11.7 million, resulting in immaterial gains.

Additional information on the Company’s investments is provided in the following table as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015				As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short Term Investments:
Held-to-maturity:
Term deposits & Certificates of deposit	$12,771	$—	$—	$12,771	$70,346	$—	$—	$70,346
Fixed income securities	41,572	—	—	41,572	51,685	—	—	51,685
Available-for-sale:
Equity securities	102	—	(27)	75	102	11	(10)	103
Mutual funds and exchange-traded funds	5,050	2	(26)	5,026	5,033	5	(16)	5,022
Total Short-Term Investments:	59,495	2	(53)	59,444	127,166	16	(26)	127,156
Other Assets:
Available-for-sale:
Mutual funds and exchange-traded funds	43,922	—	(882)	43,040	43,711	6	(147)	43,570
Total Investments in Other Assets	$43,922	$—	$(882)	$43,040	$43,711	$6	$(147)	$43,570
For all investments other than fixed income securities, amortized cost represents the cost basis of the investment as of the purchase date. For fixed income securities, amortized cost represents the face value of the bond plus the unamortized portion of the bond premium as of the date presented. There were no material investments that have been in a continuous loss position for more than twelve months, and there have been no other-than-temporary impairments recognized. The aggregate fair value of investments with unrealized losses as of September 30, 2015 was $46.4 million. The aggregate fair value of investments with unrealized losses as of June 30, 2015 was $24.4 million.
Note 4 — Goodwill and Intangible Assets
The components of goodwill are outlined below for the three months ended September 30, 2015:

	Benefits	Exchange Solutions	Risk and Financial Services	Talent and Rewards	All Other	Total
Balance as of June 30, 2015	$1,088,504	$682,033	$370,274	$136,326	$1,214	$2,278,351
Goodwill related to acquisitions	—	—	1,486	—	—	1,486
Goodwill related to disposals	—	—	—	(1,412)	—	(1,412)
Purchase accounting adjustments	—	(3,079)	—	958	—	(2,121)
Translation adjustment	(30,752)	—	(11,721)	(4,271)	—	(46,744)
Balance as of September 30, 2015	$1,057,752	$678,954	$360,039	$131,601	$1,214	$2,229,560
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended September 30, 2015:

	Customer related intangible	Core/ developed technology	Product	Favorable agreements	Total
Balance as of June 30, 2015	$168,319	$68,015	$40,184	$6,091	$282,609
Intangible assets acquired	—	13,520	—	—	13,520
Amortization	(10,433)	(5,742)	(526)	(391)	(17,092)
Translation adjustment	(2,259)	(126)	(1,481)	(171)	(4,037)
Balance as of September 30, 2015	$155,627	$75,667	$38,177	$5,529	$275,000

We record amortization related to our finite-lived intangible assets. Exclusive of the amortization of our favorable lease agreements, for the three months ended September 30, 2015 and September 30, 2014, we recorded amortization of $16.9 million and $17.5 million, respectively.
Our indefinite-lived non-amortizable intangible assets consist of acquired trade names. The carrying value of these assets was $367.9 million and $371.5 million as of September 30, 2015 and June 30, 2015, respectively. The change during the period was due to foreign currency translation.
Our acquired unfavorable lease liabilities were $6.7 million and $7.3 million as of September 30, 2015 and June 30, 2015, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet. The change for the three months ended September 30, 2015 was comprised of a reduction to rent expense of $0.6 million.
The following table reflects the carrying value of finite-lived intangible assets and liabilities as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015		As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets and liabilities:
Trademark and trade name	$150	$150	$150	$150
Customer related intangibles	381,933	226,306	388,113	219,794
Core/developed technology	187,469	111,802	174,480	106,465
Product	39,030	853	40,537	353
Favorable agreements	10,526	4,997	10,866	4,775
Total finite-lived intangible assets	$619,108	$344,108	$614,146	$331,537

Unfavorable lease agreements	$20,811	$14,158	$21,793	$14,512
Total finite-lived intangible liabilities	$20,811	$14,158	$21,793	$14,512
Certain trademark and trade-name intangible assets have indefinite useful lives and are not amortized. The weighted average remaining life of amortizable intangible assets and liabilities at September 30, 2015 was 6.9 years.
The table below reflects the following for the remainder of fiscal year 2016 and for subsequent fiscal years:

•	Future estimated amortization expense for amortizable intangible assets consisting of customer related intangibles, core/developed technology, and product;

•	and the rent offset resulting from the amortization of the net lease intangible assets and liabilities:

Fiscal year ending June 30,	Amortization	Rent (Offset) Expense
2016	$48,143	$(1,206)
2017	57,181	(1,873)
2018	49,260	(1,981)
2019	42,258	(315)
2020	25,973	101
Thereafter	50,770	36
Total	$273,585	$(5,238)
Note 5 — Fair Value Measurements
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
Level 3 — Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.
The following presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015:

	Fair Value Measurements on a Recurring Basis at September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$75	$—	$—	$75
Mutual funds / exchange traded funds	$48,066	$—	$—	$48,066
Derivatives:
Foreign exchange forwards (a)	$—	$301	$—	$301
Liabilities:
Derivatives:
Foreign exchange forwards (a)	$—	$403	$—	$403
Contingent Liabilities:
Retention bonus liability (b)	$—	$—	$9,948	$9,948

	Fair Value Measurements on a Recurring Basis at June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Equity securities	$102	$—	$—	$102
Mutual funds / exchange traded funds	$48,592	$—	$—	$48,592
Derivatives:
Foreign exchange forwards (a)	$—	$2,177	$—	$2,177
Liabilities:
Derivatives:
Foreign exchange forwards (a)	$—	$272	$—	$272
Contingent Liabilities:
Retention bonus liability (b)	$—	$—	$9,934	$9,934
_________________________

(a)
These derivative investments are included in other current assets or accounts payable, accrued liabilities and deferred income on the accompanying condensed consolidated balance sheet. See Note 6 for further information on our derivative investments.

(b)
These liabilities are included in other current liabilities and other noncurrent liabilities at June 30, 2015, and other current liabilities at September 30, 2015, on the accompanying condensed consolidated balance sheet. The fair value was determined using a discounted cash flow model.

We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2015, we recorded losses of $0.4 million for instruments still held at September 30, 2015. For the three months ended September 30, 2014, we recorded losses of $1.2 million for instruments still held at September 30, 2014. There were no material gains or losses recorded in the condensed consolidated statements of operations for available-for-sale securities still held at September 30, 2015 or 2014.

We generally use third-party pricing services in determining the fair value of our investments. The pricing services use observable inputs when available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. We perform various procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures include obtaining a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the pricing services. This understanding includes a review of the vendors’ Service Organization Controls report and, as necessary, discussions with valuation resources at the pricing services. We obtain the information necessary to assess the model, inputs and assumptions used to comply with U.S. GAAP, including disclosure requirements. Additional information related to the Company’s fair valuation process is included in our financial statements and the notes thereto as filed in our 2015 Annual Report on Form 10-K on August 14, 2015.
There were no transfers of securities between any levels for the three months ended September 30, 2015 or the fiscal year ended June 30, 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
Level 3 Financial Instruments
The fair value of the retention bonus liability is determined using a discounted cash flows model. The significant unobservable inputs used in the discounted cash flows model are a credit-adjusted interest rate of 1.5% and an assumed forfeiture rate of 7.0%. Changes in each of these unobservable inputs would have adjusted the fair value as follows:

•
Interest rate - The lowest and highest interest rates that we could have used to value the bonus retention liability are 0.5% to 10.0%, which would have resulted in values of $10.0 million and $9.2 million, respectively.

•	Forfeiture rates - Changing the assumed forfeiture rate to either 5.0% or 10.0% would have resulted in values of $10.2 million and $9.6 million, respectively.

Fair Value Measurements using significant unobservable inputs (Level 3):
Beginning balance - June 30, 2015	$9,934
Payments	—
Unrealized (gains)/losses	14
Ending balance - September 30, 2015	$9,948
Note 6 — Derivative Financial Instruments
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
A number of our foreign subsidiaries receive revenues (through either internal or external billing) in currencies other than their functional currency. As a result, the foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, we use foreign exchange forward contracts to hedge the foreign exchange risk of the forecast collections. We have designated these derivatives as cash flow hedges of the forecast foreign currency denominated collections. We also use derivative financial contracts, principally foreign exchange forward contracts, to hedge other non-functional currency obligations. These exposures primarily arise from intercompany lending and other liabilities denominated in foreign currencies. At September 30, 2015, the longest outstanding maturity was 12 months. As of September 30, 2015, a net $0.3 million pretax gain was deferred in accumulated other comprehensive income and is expected to be recognized in general and administrative expenses during the next 12 months when the hedged revenue is recognized.
As of September 30, 2015 and June 30, 2015, we had cash flow and economic hedges with a notional value of $30.5 million and $43.2 million, respectively, to hedge cash flow and balance sheet exposures. We determine the fair value of our foreign currency derivatives based on quoted prices received from the counterparty for each contract, which we evaluate using pricing models whose inputs are observable. The net fair value of all derivatives held as of September 30, 2015 and June 30, 2015 was a liability of $0.1 million and an asset of $1.9 million, respectively. See Note 5, Fair Value Measurements, for further information regarding the determination of fair value.
The fair value of our derivative instruments held as of September 30, 2015 and June 30, 2015 and their location in the condensed consolidated balance sheet are as follows:

	Derivative assets			Derivative liabilities
	Balance sheet location	Fair value		Balance sheet location	Fair value
		September 30, 2015	June 30, 2015		September 30, 2015	June 30, 2015
Derivatives designated as hedging instruments:
Foreign exchange forwards	Other current assets	$301	$1,792	Accounts payable, accrued liabilities and deferred income	$—	$(157)
Derivatives not designated as hedging instruments:
Foreign exchange forwards	Other current assets	—	385	Accounts payable, accrued liabilities and deferred income	(403)	(115)
Total derivative assets (liabilities)		$301	$2,177		$(403)	$(272)
The effects of derivative instruments that are designated as hedging instruments on the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three months ended September 30, 2015 and 2014 are as follows:

Three Months Ended September 30,	(Loss)/gain recognized in OCI (effective portion)		Location of gain/(loss) reclassified from OCI into income (effective portion)	Gain/(loss) reclassified from OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange forwards	$(406)	$1,185	General and administrative expenses	$914	$(156)	General and administrative expenses	$—	$(28)
Total	$(406)	$1,185		$914	$(156)		$—	$(28)
Included in the notional values above are $20.5 million and $20.4 million as of September 30, 2015 and June 30, 2015, respectively, of derivatives held as economic hedges primarily to hedge intercompany loans denominated in currencies other than the functional currency. The effects of derivatives that have not been designated as hedging instruments on the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 are as follows:

		Gain/(loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in income	2015	2014
Foreign exchange forwards	General and administrative expenses	$133	$(1,895)
Total		$133	$(1,895)
Note 7 — Retirement Benefits
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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan for North America and Europe for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	North America	Europe	North America	Europe
Service cost	$18,042	$1,077	$18,211	$3,373
Interest cost	36,185	9,573	34,630	10,435
Expected return on plan assets	(52,137)	(12,866)	(53,291)	(13,226)
Amortization of net loss	9,969	2,691	4,378	3,302
Amortization of prior service (credit)/cost	(1,994)	10	(2,095)	11
Net periodic benefit cost	$10,065	$485	$1,833	$3,895
The increase in our North American pension expense was primarily driven by lower than expected return on assets and a change in assumptions based on the new mortality tables.
Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement plans for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Service cost	$168	$321
Interest cost	1,432	2,052
Expected return on plan assets	(20)	(24)
Amortization of net gain	(1,506)	(440)
Amortization of prior service credit	(1,726)	(1,726)
Net periodic benefit (credit)/cost	$(1,652)	$183
Employer Contributions to Defined Benefit Pension Plans
The Company made $31.4 million in contributions to the North American plans during the first three months of fiscal year 2016, and anticipates making $2.9 million in contributions over the remainder of the fiscal year. The Company made $3.1 million in contributions to European plans during the first three months of fiscal year 2016, and anticipates making $37.4 million in contributions over the remainder of the fiscal year.
Defined Contribution Plans
The cost of the Company’s contributions to the various U.S. defined contribution plans was $5.1 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively.
The cost of the Company’s contributions to the various U.K. defined contribution plans was $5.6 million and $5.0 million for the three months ended September 30, 2015 and 2014, respectively.
Note 8 — Debt, Commitments, Contingent and Other Liabilities
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
Towers Watson Senior Credit Facility
On November 7, 2011, Towers Watson and certain subsidiaries entered into a five-year, $500 million revolving credit facility, which amount may be increased by an aggregate amount of $250 million, subject to the satisfaction of customary terms and conditions, with a syndicate of banks (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility bear interest at a spread to either LIBOR or the Prime Rate. During the three months ended September 30, 2015 and 2014, the weighted-average interest rate on borrowings under the Senior Credit Facility was 1.56% and 1.39%, respectively. We are charged a quarterly commitment fee, currently 0.175% of the Senior Credit Facility, which varies with our financial leverage and is paid on the unused portion of the Senior Credit Facility. Obligations under the Senior Credit Facility are guaranteed by Towers Watson and all of its domestic subsidiaries (other than Professional Consultants Insurance Company (“PCIC”), a majority-owned captive insurance company, and Stone Mountain Insurance Company (“SMIC”), a wholly-owned captive insurance company).
The Senior Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Senior Credit Facility requires Towers Watson to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the Senior Credit Facility). In addition, the Senior Credit Facility contains restrictions on the ability of Towers Watson to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. As of September 30, 2015, we were in compliance with our covenants.
As of September 30, 2015, we had $160.0 million outstanding borrowings under the Senior Credit Facility.
Letters of Credit under the Senior Credit Facility
As of September 30, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.0 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The interest rate on the term loan is based on the Company’s choice of one, three or six month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on the Term Loan during the three months ended September 30, 2015 and 2014 was 1.45% and 1.40%, respectively. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. At September 30, 2015, the balance on the Term Loan was $193.75 million.
This agreement contains substantially the same terms and conditions as our Senior Credit Facility, including guarantees from all of the domestic subsidiaries of Towers Watson (other than PCIC and SMIC). The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health on May 29, 2012.
Employee-Related and Other Current Liabilities
Employee related liabilities decreased due to the payment of our discretionary year-end bonuses. The decrease in other current liabilities was primarily due to the repayment of an uncommitted line of credit.
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

Legal Proceedings
From time to time, Towers Watson and its subsidiaries are parties to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. Towers Watson was formed on January 1, 2010, upon the merger (the “Towers Perrin | Watson Wyatt Merger”) of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”) and Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), and its subsidiaries include both Watson Wyatt and Towers Perrin. The matters reported on below relate to certain pending claims or demands against Towers Watson and its subsidiaries. We do not expect the impact of claims or demands not described below to be material to Towers Watson’s financial statements. We also receive subpoenas in the ordinary course of business and, from time-to-time, receive requests for information in connection with governmental investigations.
Towers Watson carries substantial professional liability insurance which, effective July 1, 2010, has been provided by SMIC. For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. Our professional liability insurance for each annualized policy period commencing July 1, 2011, up to and including the policy period commencing July 1, 2016, includes a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above the retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2015, we had a $182.5 million IBNR liability balance, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $181.5 million as of June 30, 2015. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
City of Houston
On August 1, 2014, the City of Houston (“plaintiff”) filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division.
In the complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by the Company’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the “Fund”). Towers Perrin is stated to have acted in this capacity between “the early 1980s until 2002”.
In particular, the complaint is critical of two reports allegedly issued by Towers Perrin — one in February 2000 and the other in April 2000 — containing actuarial valuations upon which plaintiff claims to have relied. Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.”
Plaintiff seeks the award of actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.  Plaintiff has not yet quantified fully its asserted damages.
On October 10, 2014, the Company filed a motion to dismiss plaintiff’s entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to the Company’s motion to dismiss. On September 23, 2015, the Company’s motion to dismiss was denied by the United States District Court for the Southern District of Texas, Houston Division.
Given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations, and intends to defend the lawsuit vigorously.
British Coal Staff Superannuation Scheme
On September 4, 2014, Towers Watson Limited (“TWL”), a wholly-owned subsidiary of the Company, received a Letter of Claim (the “Demand Letter”) on behalf of Coal Staff Superannuation Scheme Trustees Limited (the “Trustee”), trustee of the British Coal Staff Superannuation Scheme (the “Scheme”).  The Demand Letter was sent under the Professional Negligence Pre-Action Protocol, a pre-action dispute resolution procedure which applies in England and Wales.
In the Demand Letter, it is asserted that the Trustee has a claim against TWL in respect of allegedly negligent investment consulting advice provided to it by Watson Wyatt Limited, in the United Kingdom, in particular with regard to a currency hedge that was implemented in connection with the Scheme’s investment of £250,000,000 in a Bluebay local currency emerging market debt fund in August 2008.  It is alleged that the currency hedge has caused a substantial loss to the Scheme, compensatory damages for which losses are quantified at £47,500,000, for the period August 2008 to October 2012.
TWL sent a Letter of Response on December 23, 2014.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Meriter Health Services
On January 12, 2015, Towers Watson Delaware Inc. (“TWDE”), a wholly-owned subsidiary of the Company, was served with a Summons and Complaint (the “Complaint”) on behalf of Meriter Health Services, Inc. (“Meriter”), plan sponsor of the Meriter Health Services Employee Retirement Plan (the “Plan”).  The Complaint was filed in Wisconsin State Court in Dane County; on February 12, 2015, the Complaint was removed to the United States District Court for the Western District of Wisconsin. On March 10, 2015, Meriter filed a Motion to Remand, seeking to transfer the Complaint back to Wisconsin State Court in Dane County, which remains pending. Meriter subsequently filed an amended complaint (“Amended Complaint”) on July 24, 2015, to which the defendants filed answers.
In the Amended Complaint, Meriter alleges that TWDE, and other entities and individuals, acted negligently concerning the benefits consulting advice provided to it by Towers, Perrin, Forster & Crosby, Inc. (“TPFC”) and Davis, Conder, Enderle & Sloan, Inc. (“DCES”), including TPFC’s involvement in the Plan design and drafting of the Plan document in 1987, DCES’ Plan review in 2001, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices. Additionally, Meriter asserts that TPFC and DCES breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel.
Meriter’s current claims arise out of a 2010 putative class action lawsuit related to the Plan that was filed by Plan participants against Meriter alleging a number of claims involving ERISA violations. The lawsuit was settled in 2015 for $82 million. While the Amended Complaint does not include a specific, quantified demand, it does refer to the $82 million paid out by Meriter in settlement of the class action, and other damages (including punitive damages) which are not further particularized in the Amended Complaint. On August 10, 2015, TWDE and other defendants filed with the court their respective answers to the Amended Complaint.

On June 1, 2015, TWDE and other defendants filed a Motion to Bifurcate Statute of Limitations Issues and Stay Further Discovery Pending Decision on Those Issues. This motion is still pending before the Court.  The parties are currently engaged in discovery.
Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWDE disputes the allegations, and intends to defend the matter vigorously.
In re Towers Watson & Co. Stockholders Litigation
Multiple complaints challenging the Towers Watson | Willis Merger have been filed in the Court of Chancery for the State of Delaware.  See New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015) and Mills v. Towers Watson & Co., et al., C.A. No. 11423 (filed on August 24, 2015). These complaints were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders. The complaints generally allege that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices, and that Willis and the Merger Sub formed for purposes of consummating the proposed merger aided and abetted those alleged breaches. On August 17, 2015, the court consolidated the first three filed actions (the fourth, Mills, had not at that time been filed) and any other actions then pending or thereafter filed arising out of the same issues of fact under the caption In re Towers Watson & Co. Stockholders Litigation, Consolidated C.A. No. 11270-CB.  On September 9, 2015, the plaintiffs in the consolidated action and in Mills filed a consolidated amended complaint, which, among other things, added claims for alleged misstatements and omissions from a preliminary proxy statement and prospectus for the merger dated August 27, 2015.  The consolidated amended complaint seeks, among other things, to enjoin the merger and an award of damages in an unspecified amount against the Towers Watson directors.  On September 17, 2015, the plaintiffs filed a motion for expedited proceedings and a motion for a preliminary injunction.  On October 14, 2015, the defendants filed opposition papers to the motion for expedited proceedings.  On October 20, 2015, the plaintiffs withdrew their motion for expedited proceedings and motion for a preliminary injunction.  Based on all of the information to date, and given the stage of the matter, we are currently unable to provide an estimate of the reasonably possible loss or range of loss. The Towers Watson directors intend to defend themselves vigorously against the claims asserted in the consolidated amended complaint.
Note 9 — Variable Interest Entities
We offer integrated solutions that include different combinations of investment management or consulting, pension administration, and actuarial services, through entities holding approximately $73.5 million of assets that are considered and for which our management fee is considered a variable interest.
We determine whether we consolidate based on whether we have both the power to direct the activities that most significantly impact the VIE’s performance and have the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to the VIE. We are not the primary beneficiary and therefore do not consolidate any of the funds as of September 30, 2015 or June 30, 2015. Our maximum exposure to loss of these unconsolidated VIEs is limited to collection of any unpaid management fees or invested capital (which are not material). The Company has no obligation to provide financial or other support to these VIEs, other than guarantees to provide the minimum statutorily-mandated capital. The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary on an ongoing basis based on current facts and circumstances.
Note 10 — Accumulated Other Comprehensive Income/(Loss)
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

	Foreign currency translation (1)	Hedge effectiveness (1)			Available-for-sale securities (2)			Defined pension and post-retirement benefit costs (3)
		Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
As of June 30, 2015	$(226,041)	$1,616	$(657)	$959	$141	$(60)	$81	$(512,767)	$161,470	$(351,297)
Other comprehensive income/(loss) before reclassifications	(71,555)	(406)	159	(247)	(117)	38	(79)	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(914)	359	(555)	—	—	—	7,091	(2,323)	4,768
Net current-period other comprehensive income/(loss)	(71,555)	(1,320)	518	(802)	(117)	38	(79)	7,091	(2,323)	4,768
As of September 30, 2015	$(297,596)	$296	$(139)	$157	$24	$(22)	$2	$(505,676)	$159,147	$(346,529)
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

Note 11 — Share-Based Compensation
Restricted Stock Units
Executives and Employees
The Compensation Committee of our Board of Directors approves performance-vested restricted stock unit awards pursuant to the Towers Watson & Co. 2009 Long Term Incentive Plan. RSUs are designed to provide us an opportunity to offer our long-term incentive program (“LTIP”) and to provide key executives with a long-term stake in our success. RSUs are notional, non-voting units of measurement based on our common stock. Under the RSU agreement, participants become vested in a number of RSUs based on the achievement of specified levels of financial performance during the performance period set forth in the agreement, provided that the participant remains in continuous service with us through the end of the performance period. Any RSUs that become vested are payable in shares of our Class A Common Stock. Dividend equivalents will accrue on certain RSUs and vest to the same extent as the underlying shares. The form of performance-vested restricted stock unit award agreement includes a provision whereby the Committee could provide for continuation of vesting of restricted stock units upon an employee’s termination under certain circumstances such as a qualified retirement. This definition of qualified retirement is age 55 and with 15 years of experience at the company and a minimum of one year of service in the performance period.
These awards are typically approved by the Compensation Committee of the Board of Directors in the first quarter of the fiscal year. The LTIP awards are generally based on the value of the executive officer’s annual base salary and a multiplier, which is then converted into a target number of RSUs based on our closing stock price as of the date of grant. Except for the Exchange Solutions (“ES”) LTIP awards, between 0% and 204% of the target number of RSUs will vest based on the extent to which specified performance metrics are achieved over the applicable performance period, subject to the employee or executive officers’ continued employment with us through the end of the performance period, except in the case of a qualified retirement. For participants that meet the requirement for qualified retirement, we record the expense of their awards over the one-year service period as performed. For the 2014 ES LTIP awards, 240% of the target number of RSUs vested, and for the 2016 ES LTIP awards, between 0% and 196% of the target number of RSUs will vest, based on the extent to which specified performance metrics are achieved over the applicable performance period, subject to the employee or executive officers’ continued employment with us through the end of the performance period. Except for the ES LTIP awards, the Compensation Committee approved the grants and established adjusted three-year average EPS and revenue growth during the performance period as the performance metrics for the awards. The performance metrics for the 2014 ES LTIP awards are based on EBITDA margin and revenue growth, and the performance metrics for the 2016 ES LTIP awards are based on ES net operating income margin and revenue. We record stock-based compensation expense over the performance period beginning with the date of grant and will adjust the expense for their awards based upon the level of performance achieved.
The Compensation Committee of the Board of Directors also approves RSUs to certain employees under our Select Equity Plan (“SEP”) during the first quarter of the fiscal year. The RSUs vest annually over a three-year period and include an assumed forfeiture rate.
The following table presents key information with regard to each of the awards that had been granted as of September 30, 2015:

Plan	Performance Period	RSUs Awarded	Grant Date Stock Price	Assumed Forfeiture Rate
2015 LTIP	July 1, 2014 to June 30, 2017	82,350	$100.02 and $131.35	None
2014 LTIP	July 1, 2013 to June 30, 2016	65,355	$105.90 and $110.70	None
2013 LTIP	July 1, 2012 to June 30, 2015	121,075	$54.59	None
2016 ES LTIP	July 1, 2015 to June 30, 2017	38,864	$125.50	None
2014 ES LTIP	July 1, 2013 to June 30, 2015	30,192	$91.43	None
2015 SEP	July 1, 2015 to June 30, 2018	101,923	$119.30	5%
2014 SEP	July 1, 2014 to June 30, 2017	112,464	$106.89	5%
2013 SEP	July 1, 2013 to June 30, 2016	131,286	$91.43	5%
2012 SEP	July 1, 2012 to June 30, 2015	147,503	$53.93	5%
Total expense related to our LTIP and SEP awards, and other miscellaneous RSU awards for the three months ended September 30, 2015 and 2014 was $2.8 million and $9.6 million, respectively.

Outside Directors
The Towers Watson & Co. Compensation Plan for Non-Employee Directors provides for cash and stock compensation for outside directors for service on the board of directors. During the three months ended September 30, 2015, 7,234 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2016. During the three months ended September 30, 2014, 8,059 RSUs were granted for the annual award for outside directors, which vest in equal quarterly installments over fiscal year 2015. We recorded stock-based compensation expense related to these grants in the amount of $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively.
Stock Options
In light of the pending Towers Watson | Willis Merger, the Compensation Committee of our Board of Directors determined that it would be very difficult to establish performance metrics for our key executives under a performance-vested based restricted stock unit awards type of plan for fiscal year 2016. As a result, the Compensation Committee approved the issuance of stock options under the existing 2009 Long Term Incentive Plan. This is similar to the approach taken by Watson Wyatt Worldwide, Inc., in connection with the merger between Towers, Perrin, Foster & Crosby, Inc. and Watson Wyatt Worldwide, Inc. The number of options granted under the new plan is 536,890 and the options have an exercise price equal to the grant date market price of Towers Watson’s common stock of $120.58. The options vest on July 1, 2018 contingent upon the optionee’s continued service with Towers Watson or the merged entity, except in the case of a qualified retirement.  The vesting of 202,365 of these options is also contingent upon the occurrence of the Towers Watson | Willis Merger on or before December 31, 2016, and therefore, a performance factor is applied to these options when determining the expense. We will adjust the expense based upon the performance achieved. Compensation expense is recorded on a straight-line basis over the vesting term.  For participants who meet the requirement for qualified retirement, we record the expense of their awards over the one-year service period as performed. We recorded stock-based compensation expense related to these stock options in the amount of $0.4 million for the three months ended September 30, 2015. There were no stock options granted in 2014.
The fair value of the stock option grants was calculated using the Black-Scholes formula and is included in the valuation assumptions table below:

Three Months Ended September 30, 2015
Stock option grants:
Risk-free interest rate	1.32%
Expected lives in years	5.2
Expected volatility	17.75% - 23.89%
Dividend yield	0.50% -1.65%
Weighted-average grant date fair value of options granted	$16.96 - $27.22
Number of shares granted	536,890
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
Extend Health Options. In May 2012, we assumed the Extend Health, Inc. 2007 Equity Incentive Plan and converted the outstanding unvested employee stock options into 377,614 Towers Watson stock options using a conversion ratio stated in the agreement for the exercise price and number of options. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Towers Watson’s closing share price on the date of acquisition. The fair value of the new awards were less than the acquisition date fair value of the replaced Extend Health options; accordingly, no compensation expense was recorded. We determined the fair value of the portion of the 377,614 outstanding options related to pre-acquisition employee service using Towers Watson graded vesting methodology from the date of grant to the acquisition date was $11.2 million, which was added to the transaction consideration. The fair value of the remaining portion of the unvested options at the time of the acquisition, less 10% estimated forfeitures, was $7.9 million, and will be recorded over the future vesting periods. We are now estimating a 5% forfeiture rate for the remaining unvested options.
Total expense related to our acquired option plans for the three months ended September 30, 2015 was not material. Total expense related to our acquired plans for the three months ended September 30, 2014 was $0.7 million.
Impact of Proposed Merger to Certain Vesting Provisions
Certain awards contain provisions affected by a change in control. The Non-Employee Director awards will vest immediately upon a change in control. The number of RSUs payable under the 2014 and 2015 LTIP awards is determined at the greater of 100% of the target level or the amount calculated based on the Company’s actual financial performance prior to the change in control. These LTIP awards will be paid on the original payment date, provided the participant remains in service, with the exception for involuntary termination within twelve months of the change in control.
Note 12 — Income Taxes
Provision for income taxes for the three months ended September 30, 2015 was $60.6 million, compared to $44.1 million for the three months ended September 30, 2014. The effective tax rate was 32.9% for the three months ended September 30, 2015 and 35.1% for the three months ended September 30, 2014. The prior year effective tax rate was higher due to increases in uncertain tax positions of 2.4%.
We have liabilities for uncertain tax positions under ASC 740, Income Taxes of $32.8 million, excluding interest and penalties. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $0.7 million to $3.3 million, excluding interest and penalties.
Note 13 — Segment Information
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
The table below presents revenue (net of reimbursable expenses) of the reported segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30
	2015	2014
Benefits	$448,024	$465,587
Exchange Solutions	118,491	86,282
Risk and Financial Services	137,723	148,026
Talent and Rewards	160,291	153,294
Total revenue (net of reimbursable expenses)	$864,529	$853,189

The table below presents net operating income of the reported segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30
	2015	2014
Benefits	$151,460	$155,759
Exchange Solutions	21,516	14,012
Risk and Financial Services	33,502	35,561
Talent and Rewards	47,465	36,843
Total net operating income	$253,943	$242,175
The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenue:
Total segment revenue	$864,529	$853,189
Reimbursable expenses and other	31,092	24,918
Revenue	$895,621	$878,107
Net Operating Income:
Total segment net operating income	$253,943	$242,175
Differences in allocation methods (1)	9,791	15,712
Amortization of intangibles	(16,869)	(17,537)
Transaction and integration expenses	(9,330)	—
Stock-based compensation (2)	(2,465)	(5,552)
Discretionary compensation	(101,369)	(92,364)
Payroll tax on discretionary compensation	(5,618)	(5,519)
Other, net	1,317	(10,917)
Income from operations	$129,400	$125,998
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

(2)
Stock-based compensation excludes RSUs granted in conjunction with our performance bonus, which are included in discretionary compensation, as well as the 2014 ES LTIP awards granted to certain executives of our Exchange Solutions segment, which are included within the calculation of Exchange Solutions’ net operating income. The 2016 ES LTIP awards are included in corporate stock-based compensation.

Note 14 — Subsequent Events
On October 13, 2015, the Company and one of our alliance partners agreed to discontinue our alliance.   The Company will pay the alliance partner up to an estimated total of $37.5 million as part of the agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Business Overview
Towers Watson & Co. (referred to herein as “Towers Watson,” the “Company” or “we”) is a leading global professional services firm operating from 118 markets in 39 countries/territories throughout the Americas, Europe, Asia-Pacific, South Africa and the Middle East. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
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
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to stockholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.

Towers Watson | Willis Merger
As disclosed in the Company’s Current Report on Form 8-K filed on June 30, 2015 (the “Merger 8-K”), Willis Group Holdings PLC (“Willis”) and Towers Watson announced the signing of a definitive merger agreement under which the companies will combine in an all-stock merger of equals transaction (“Towers Watson | Willis Merger”). Based on the closing price of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. At the effective time of the Towers Watson | Willis Merger, each share of Class A common stock, par value $0.01 per share, of Towers Watson (the “TW Common Stock”) issued and outstanding immediately prior to the Towers Watson | Willis Merger (other than shares held by Towers Watson, Willis, or Merger Sub and dissenting shares) will be converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis. In addition, Towers Watson intends to declare and pay a pre-Towers Watson | Willis Merger special dividend of $4.87 per share of TW Common Stock, to holders of record of TW Common Stock prior to the closing date. We are in the process of evaluating our options to fund the special dividend.
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
See the Merger 8-K for a more detailed discussion of the terms and expected benefits of the Towers Watson | Willis Merger. Also, see “Risks Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the SEC on August 14, 2015 for risks relating to the Towers Watson | Willis Merger.
Financial Statement Overview
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the periods indicated.
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2015		2014
Revenue	$895,621	100%	$878,107	100%
Operating expenses	766,221	86%	752,109	86%
Income from operations	129,400	14%	125,998	14%
Non-operating income/(loss)	54,541	6%	(434)	—
INCOME BEFORE INCOME TAXES	183,941	21%	125,564	14%
Provision for income taxes	60,558	7%	44,062	5%
NET INCOME BEFORE NON-CONTROLLING INTERESTS	123,383	14%	81,502	9%
Less: Income/(loss) attributable to non-controlling interests	1	—%	(56)	—%
NET INCOME (attributable to common stockholders)	$123,382	14%	$81,558	9%
Diluted earnings per share (attributable to common stockholders)	$1.78		$1.16
Revenue
Revenue for the three months ended September 30, 2015 was $895.6 million, compared to $878.1 million for the three months ended September 30, 2014, an increase of $17.5 million, or 2.0%. This growth in revenue was driven by our Exchange Solutions and Talent and Rewards segments, offset by our Benefits and Risk and Financial Services segments. The Benefits segment experienced an expected decrease in bulk lump sum projects partially offset by increases in the areas of healthcare consulting and international consulting. The Exchange Solutions segment revenue growth was due to increased enrollments and increased health and welfare administration work. The Risk and Financial Services segment experienced lower consulting demand partially offset by growth in recurring software sales. The Talent and Rewards segment revenue growth was due to consulting work in support of mergers and acquisitions activity, seasonal benefit enrollment work and the timing of survey delivery.

Shown below are Towers Watson’s top five markets based on percentage of consolidated revenue for the three months ended September 30, 2015 and the fiscal years ended June 30, 2015 and 2014.

	Three Months Ended	Fiscal Year
	September 30, 2015	2015	2014
United States	60%	56%	53%
United Kingdom	20%	19%	20%
Canada	4%	5%	6%
Germany	3%	4%	5%
Netherlands	2%	2%	2%
Our results from operations can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the three months ended September 30, 2015, currency translation decreased our consolidated revenue by $41.9 million. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.
The components of the change in revenue generated for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended			Components of Revenue Change
	September 30,		As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
Revenue	$895,621	$878,107	2%	(5)%	7%	1%	6%
Definitions of Constant Currency Change and Organic Change are included in the section entitled non-U.S. GAAP Measures in this Form 10-Q.
Adjusted EBITDA
Adjusted EBITDA for the first quarter of fiscal year 2016 was $182.9 million, compared to $170.9 million for the first quarter of fiscal year 2015. A reconciliation of Net income (attributable to common stockholders) to Adjusted EBITDA is included in our Non-U.S. GAAP Measures section on this Form 10-Q.
The increase in Adjusted EBITDA for the first quarter of fiscal year 2016 was primarily driven by growth in revenues, partially offset by increases in operating expenses, primarily in the areas of salaries and employee benefits and transaction and integration expenses related to the proposed Towers Watson | Willis Merger.
Net Income (attributable to common stockholders)
Net income attributable to common stockholders for the first quarter of fiscal year 2016 was $123.4 million, an increase of $41.8 million compared to $81.6 million for the first quarter of fiscal year 2015.
The increase in net income for the first quarter of fiscal year 2016 was primarily driven by a gain (net of tax) on the sale of our Human Resources Service Delivery (“HRSD”) practice of $37.2 million and growth in revenues. This growth was offset by increases in operating expenses, as discussed above.
Net income can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a fiscal year. For the three months ended September 30, 2015, currency translation decreased our consolidated net income by $0.8 million. The primary currencies driving the change were the British Pound, the Euro and the Canadian Dollar.
Diluted Earnings Per Share (attributable to common stockholders)
Diluted earnings per share for the first quarter of fiscal year 2016 was $1.78, compared to $1.16 for the first quarter of fiscal year 2015.
Increases in diluted earnings per share for the for the three months ended September 30, 2015 was primarily driven by a gain on the sale of HRSD and growth in revenues. This growth was offset by increases in operating expenses, as discussed above.

Segment Analysis
We provide services in four business segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards.
Towers Watson employed approximately 16,500 and 16,300 full-time associates as of September 30, 2015 and June 30, 2015, respectively, in the following segments:

	September 30, 2015	June 30, 2015
Benefits	7,100	6,900
Exchange Solutions	2,400	2,300
Risk and Financial Services	1,950	1,900
Talent and Rewards	2,600	2,700
Other	650	600
Business Services (includes Corporate and field support)	1,800	1,900
Total associates	16,500	16,300
Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.
Benefits Segment. The Benefits segment is our largest and most established segment. For the three months ended September 30, 2015, the Benefits segment contributed 52% of our segment revenue. For the same period, approximately 39% of the Benefits segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The Benefits segment provides benefits consulting and administration services through four lines of business:

•
Retirement — This line of business provides actuarial and consulting services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. The Retirement business also helps clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans, and retiree benefit adequacy and security.

•
Health and Group Benefits — The Health and Group Benefits line of business provides plan management consulting across the full spectrum of health and group benefit programs, including health, dental, disability, life and other coverage.

•	Technology and Administration Solutions — This line of business provides pension outsourcing services to hundreds of clients across multiple industries.

•
International Consulting — To help multinational companies address the challenges of operating in the global marketplace, the International Consulting line of business provides expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries.

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

Revenue generated from each line of business within the Benefits segment for three months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
	(in thousands)
Revenue by line of business:
Retirement	$303,884	$322,640	(6)%	(5)%	(1)%	—%	(1)%
Health and Group Benefits	80,968	79,384	2%	(2)%	4%	—%	4%
Technology and Administration Solutions	45,616	49,192	(7)%	(7)%	—%	—%	—%
International Consulting	17,556	14,371	22%	(6)%	28%	—%	28%
Total revenue (net of reimbursable expenses)	$448,024	$465,587	(4)%	(5)%	1%	—%	1%
Benefits revenue was $448.0 million for the first quarter of fiscal year 2016, compared to $465.6 million for the first quarter of fiscal year 2015, a decrease of 4%. On an organic basis, our Benefits segment revenue grew 1%. Revenue from our Retirement business, which makes up a majority of the segment, decreased 1%, primarily due to lower bulk lump sum activity in the Americas region, partially offset by an increase in consulting work across all regions. Our Health and Group Benefits business revenue increased 4%, primarily due to new plan management work and special projects in North America, and expansion of our Global Health and Group Benefits business in Latin America and Asia Pacific. Our Technology and Administration Solutions business was flat due to a decrease in bulk lump sum activity in the Americas region, offset by increased pension administration and special projects in Europe, Middle East and Africa (“EMEA”). Our International business revenue increased 28%, with growth in all regions, primarily due to an increase in mergers and acquisitions (“M&A”) activity in the Americas and EMEA regions.
Exchange Solutions Segment. Exchange Solutions accounted for approximately 14% of our segment revenue for the three months ended September 30, 2015. For the same period, approximately 2% of the Exchange Solutions segment’s revenue originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The Exchange Solutions segment has two lines of business:

•
Retiree & Access Exchanges — This line of business provides primary medical and ancillary benefit exchange services to retirees and pre-65 individuals through its proprietary ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting enrollment engine, a custom-developed Customer Relationship Management (“CRM”) system and comprehensive insurance carrier connectivity.

•	Other — This line of business is comprised of three practices:

◦
Active Exchanges — This practice is focused on delivering group benefit exchanges serving the active employees of virtually any employer across the United States. Using our proprietary BenefitConnect or Bright Choices exchange platforms, combined with our expertise in creating high-performing benefit plan designs, we believe we are well-positioned to help our clients simplify their benefits delivery, while lowering the total cost of benefits and related administration. We have relationships with more than 500 broker partners to access and service the small to mid-size group market and offer both fully-insured and self-insured exchanges to meet the needs of our employer clients.

◦
Consumer-Directed Accounts — This practice uses its Software as a Service (“SaaS”)-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts (“HSAs”), health reimbursement arrangements (“HRAs”) and other consumer-directed accounts. While its core focus is on health plan accounts, this proprietary platform supports more than 30 other account types including tuition, adoption, commuter and child care.

◦
Health and Welfare Administration — This practice provides a complete suite of health and welfare outsourcing services to approximately 100 clients across multiple industries. By combining our proprietary BenefitConnect technology platform with our disciplined approach to customer service, we believe we can cost-effectively offer clients high-touch service.

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
Revenue generated from each line of business within the Exchange Solutions segment for the three months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
	(in thousands)
Revenue by line of business:
Retiree & Access Exchanges	$66,515	$52,739	26%	—%	26%	—%	26%
Other	51,976	33,543	55%	—%	55%	24%	31%
Total revenue (net of reimbursable expenses)	$118,491	$86,282	37%	—%	37%	9%	28%
Exchange Solutions revenue was $118.5 million for the first quarter of fiscal year 2016, compared to $86.3 million for the first quarter of fiscal year 2015, an increase of 37%. Our Retiree and Access Exchanges revenue increased 26%. Revenues for this business are recognized over the related policy year and as such, the increase in the first quarter of fiscal year 2016 is driven by strong annual and off-cycle enrollments in the prior year. Revenue in our Other business grew 31% on an organic basis due to an expanded client base and a strong demand for special projects in our Health and Welfare Administration practice. In the fourth quarter of fiscal year 2015, we acquired Acclaris Holdings, Inc. which makes up our Consumer Directed Accounts practice in the Exchange Other line of business. The Consumer Directed Accounts practice contributed approximately $8.0 million in revenues for the first quarter of fiscal year 2016. As of our latest fiscal year ended June 30, 2015, we had approximately 840,000 OneExchange Retiree members and approximately 330,000 lives on our Active Exchanges.
Risk and Financial Services Segment. The Risk and Financial Services segment accounted for 16% of our segment revenue for the three months ended September 30, 2015. Approximately 73% of the segment’s revenue for the three months ended September 30, 2015 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Within the Risk and Financial Services segment, we have two lines of business:

•	Risk Consulting and Software — This line of business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs.

•	Investment — The Investment line of business helps our clients manage investment complexity, establish their risk tolerance and improve governance.
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

Revenue generated from each line of business within the Risk and Financial Services segment for the three months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
	(in thousands)
Revenue by line of business:
Risk Consulting and Software	$81,905	$90,724	(10)%	(7)%	(3)%	—%	(3)%
Investment	55,818	57,302	(3)%	(9)%	6%	—%	6%
Total revenue (net of reimbursable expenses)	$137,723	$148,026	(7)%	(8)%	1%	—%	1%
Risk and Financial Services revenue was $137.7 million for the first quarter of fiscal year 2016, compared to $148.0 million for the first quarter of fiscal year 2015, a decrease of 7%. On an organic basis, our Risk and Financial Services segment revenue increased 1%. Risk Consulting and Software business revenue decreased 3% due to lower consulting demand in the Americas, while software sales increased. Our Investment business revenue grew by 6%, with growth in all regions, due to an increase in performance fees, new client relationships, and project work.
Talent and Rewards Segment. Talent and Rewards accounted for approximately 18% of our segment revenue for the three months ended September 30, 2015. Approximately 43% of the segment’s revenue for the three months ended September 30, 2015 originated from outside the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. The Talent and Rewards Segment has three lines of business:

•
Executive Compensation — This line of business advises clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits.

•
Rewards, Talent and Communication — This line of business offers a broad array of advisory services focused on designing and implementing Rewards and Talent Management programs and processes. These solutions help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.

•	Data, Surveys and Technology — This line of business provides benchmarking data, employee surveys and HR software to help companies administer and manage their talent management and reward programs.
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
Revenue generated from each line of business within the Talent and Rewards segment for the three months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,			Components of Revenue Change
			As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	2015	2014
	(in thousands)
Revenue by line of business:
Executive Compensation	$33,009	$33,624	(2)%	(5)%	3%	—%	3%
Rewards, Talent and Communication	62,046	61,792	—%	(5)%	5%	—%	5%
Data, Surveys and Technology	65,236	57,878	13%	(6)%	19%	(2)%	21%
Total revenue (net of reimbursable expenses)	$160,291	$153,294	5%	(5)%	10%	—%	10%

Talent and Rewards revenue was $160.3 million for the first quarter of fiscal year 2016, compared to $153.3 million for the first quarter of fiscal year 2015, an increase of 5%. On an organic basis, Talent and Rewards revenue increased 10%. Our Executive Compensation business revenue grew by 3%, primarily due to regulatory changes in Asia and increased project work across all regions. Rewards, Talent and Communication revenue, which is primarily project-oriented, increased 5%, due to M&A activity and strong client demand in the Americas and EMEA regions. Data, Surveys and Technology business revenue increased 21%, due to increased demand for employee engagement surveys and the timing of survey delivery. During the first quarter of fiscal year 2016, we divested of our Human Resources Service Delivery practice which was a component of our Talent and Rewards segment. We divested this business to enhance our focus on other targeted areas like software offerings, integrating the Saville Consulting acquisition, and continuing to drive market leadership of our core businesses.
Additional Consolidated Financial Information
The table below details condensed consolidated operating expenses for the three months ended September 30, 2015 and 2014, as well as each item’s corresponding percentage of revenue:

	Three Months Ended September 30,
	2015		2014
	(in thousands)
Operating expenses
Salaries and employee benefits	$544,472	61%	$533,528	61%
Professional and subcontracted services	65,112	7%	62,205	7%
Occupancy	31,745	4%	36,073	4%
General and administrative expenses	71,370	8%	75,434	9%
Depreciation and amortization	44,192	5%	44,869	5%
Transaction and integration expenses	9,330	1%	—	—%
Total operating expenses	$766,221		$752,109
Salaries and Employee Benefits
Our most significant expense is compensation to associates, which typically comprises approximately 70% of total costs of providing services. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses. We compensate our directors, executive officers and other select associates with incentive non-cash stock-based compensation awards which generally vest equally over three years. Generally, we use a graded vesting expense methodology that assumes the equity awards are issued to participants in equal amounts of shares that vest over one year, two years and three years, giving the effect of more expense in the first year than the second and third. Our equity awards are settled in Towers Watson Class A common stock. See Note 11 to the financial statements for a complete description of our share-based compensation.
Salaries and employee benefits were $544.5 million for the first quarter of fiscal year 2016, an increase of $11.0 million, or 2%, compared to $533.5 million for the first quarter of fiscal year 2015. Our discretionary annual bonus is based on pre-bonus profitability, and fluctuates based on our operating results. We experienced a $7.7 million increase in bonus expense for the first quarter of fiscal year 2016 partially offset by a decrease in stock-based compensation expense of $7.5 million. Also, our fringe benefits expense increased by $8.4 million for the first quarter of fiscal year 2016 driven by higher medical coverage costs. Salaries and employee benefits were 61% of revenues for each of the first quarters of fiscal years 2016 and 2015.
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
Professional and subcontracted services for the first quarter of fiscal year 2016 were $65.1 million, compared to $62.2 million for the first quarter of fiscal year 2015, an increase of $2.9 million, or 5%. This was primarily due to an increase in health reimbursement arrangements (“HRA”) fees associated with the growth of the Retiree and Access Exchanges business. Professional and subcontracted services were 7% of revenue for each of the first quarters of fiscal years 2016 and 2015.

Occupancy
Occupancy includes expenses for rent and utilities, as well as the net reduction to rent related to the amortization of acquired favorable and unfavorable lease agreements.
Occupancy expenses were $31.7 million for the first quarter of fiscal year 2016, compared to $36.1 million for the first quarter of fiscal year 2015, a decrease of $4.4 million, or 12%. The decrease in occupancy expenses primarily relates to consolidation of office space during fiscal year 2015. Occupancy expenses were 4% of revenue for each of the first quarters of fiscal years 2016 and 2015.
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
General and administrative expenses for the first quarter of fiscal year 2016 were $71.4 million, compared to $75.4 million for the first quarter of fiscal year 2015, a decrease of $4.0 million, or 5%. The decrease was primarily driven by lower professional insurance and foreign currency expense for the current year. General and administrative expenses were 8% and 9% of revenue for the first quarter of fiscal years 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of fixed assets and amortization of intangible assets and internally-developed software.
Depreciation and amortization expenses for the first quarter of fiscal year 2016 were $44.2 million, compared to $44.9 million for the first quarter of fiscal year 2015, a decrease of $0.7 million, or 2%. Depreciation and amortization expenses were and 5% of revenue for each of the first quarters of fiscal years 2016 and 2015.
Transaction and Integration Expenses
Transaction and integration expenses include fees and charges associated with our mergers and acquisitions and principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses.
Transaction and integration expenses were $9.3 million for the three months ended September 30, 2015. These expenses are primarily related to costs associated with the recently announced Towers Watson | Willis Merger. As a percentage of revenue, transaction and integration expenses were 1% for the three months ended September 30, 2015, and there were no transaction and integration expenses for the three months ended September 30, 2014. Upon completion of the Towers Watson | Willis Merger, we anticipate increased expenses related to transaction and integration expenses in subsequent periods.
Other Non-operating Income
Other non-operating income for the first quarter of fiscal year 2016 was $55.4 million, compared to $0.8 million for the first quarter of fiscal year 2015. The increase is primarily related to the gain on the sale of our HRSD practice in the amount of $55.4 million.
Provision for Income Taxes
Provision for income taxes for the first quarter of fiscal year 2016 was $60.6 million, compared to $44.1 million for the first quarter of fiscal year 2015. The effective tax rate was 32.9% for the first quarter of fiscal year 2016 and 35.1% for the first quarter of fiscal year 2015. The prior year effective tax rate for the three months ended September 30, 2014 was higher due to increases in uncertain tax positions of 2.4%.
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
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2015 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at September 30, 2015 totaled $700.0 million, compared to $715.2 million at June 30, 2015. The decrease in cash from June 30, 2015 to September 30, 2015 was primarily due to the payment of year-end bonuses, pension contributions and benefit payments, offset by increased cash collections from customers, borrowings under our Senior Credit Facility and proceeds from the sale of HRSD.
Short-term investments at September 30, 2015 totaled $59.4 million, compared to $127.2 million at June 30, 2015. These assets consist primarily of held-to-maturity investments in certificates of deposit and time deposits which have been classified as short-term. The decrease in short-term investments is from time deposits that matured and were not fully reinvested.
At September 30, 2015, cash and cash equivalents of $31.8 million and short term investments of $5.0 million from the consolidated balance sheets of Professional Consultants Insurance Company (“PCIC”) and Stone Mountain Insurance Company (“SMIC”) are available for payment of professional liability and other claims reserves. Additionally, we have fiduciary assets totaling $33.1 million at September 30, 2015, which is related to Acclaris, Liazon and our health and welfare benefits administration outsourcing business. These amounts are held in a fiduciary capacity on behalf of clients and are not available for general use by the Company. Adjusting for these items, we had a net $668.2 million of cash and $54.4 million of short-term investments that were available for our general use.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2015, $653.3 million of Towers Watson’s total cash and cash equivalents balance of $700.0 million was held outside of the United States. Should we require more capital in the United States than is generated by our U.S. operations, we may decide to make additional borrowings under our Senior Credit Facility, a new facility, repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on the Company’s overall liquidity, financial condition or results of operations.
Prior to the closing date of the Towers Watson | Willis Merger, Towers Watson will declare and pay a special dividend of $4.87 per share of TW Common Stock, to holders of record of TW Common Stock. Based on our shares outstanding on October 30, 2015, the special dividend would require a cash payment of $338.2 million. We are in the process of evaluating our options to fund the special dividend.
Summarized Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in)/from:
Operating activities	$(160,572)	$(205,182)
Investing activities	74,423	(43,260)
Financing activities	88,270	75,259
Effect of exchange rate changes on cash and cash equivalents	(17,306)	(11,316)
Decrease in cash and cash equivalents	(15,185)	(184,499)
Cash and cash equivalents beginning of period	715,151	727,849
Cash and cash equivalents end of period	$699,966	$543,350
Cash Flows Used In Operating Activities.
Cash flows used in operating activities were $160.6 million for the three months ended September 30, 2015, compared to cash flows used in operating activities of $205.2 million for the three months ended September 30, 2014.
The significant source of cash provided by operating activities during the three months ended September 30, 2015 and September 30, 2014 were provided by cash collections from customers, totaling $946.1 million and $854.5 million, respectively.
In addition to the normal funding of our operations, the primary uses of cash from operating activities during the three months ended September 30, 2015 and 2014 related to the annual payout of the bonus as well as the payment of pension contributions to our qualified plans or benefit payments made through our non-qualified plans. In the three months ended September 30, 2015, we had net tax refunds in the amount of $26.4 million compared to tax payments of $63.8 million for the three months ended September 30, 2014. The refunds in the first quarter of fiscal year 2016 were driven by U.S income tax accounting method changes while the additional payments in the first quarter of fiscal year 2015 were largely driven by the taxable gain recognized in connection with the sale of our Brokerage business to JLT in November 2013 and U.S. estimated tax payments related to fiscal year 2015. Our bonus payment made in the first quarter of fiscal year 2016 increased from the payment made in the first three months of fiscal year 2015 by $71.9 million. Pension payments were $48.6 million and $74.3 million, for the three months ended September 30, 2015 and 2014, respectively.
The allowance for doubtful accounts increased $4.0 million from June 30, 2015 to September 30, 2015. The number of days of sales outstanding increased to 79 days at September 30, 2015, compared to 77 days at June 30, 2015. Our working capital increased from June 30, 2015 by $185.7 million to $891.1 million at September 30, 2015.
Cash Flows From/(Used In) Investing Activities.
Cash flows from investing activities for the three months ended September 30, 2015 were $74.4 million, driven by net proceeds of $65.3 million from the sale of HRSD and redemptions of held to maturity investments of $74.2 million. These cash inflows were partially offset by $36.2 million in fixed asset purchases and capitalized costs of developing internal and external software and other investment activity of $28.9 million.
Cash flows used in investing activities of $43.3 million for the three months ended September 30, 2014 were driven $33.6 million in fixed asset purchases and capitalized costs of developing internal and external facing software and the $20.1 million net purchase of held-to-maturity investments. These outflows were offset by proceeds resulting from the sale or redemption of $11.7 million of available for sale securities.
Cash Flows From Financing Activities.
Cash flows from financing activities for the three months ended September 30, 2015 were $88.3 million. The primary drivers during the period were $90.0 million net borrowings on our Senior Credit Facility offset by $10.5 million in dividends paid. During the three months ended September 30, 2015, the average outstanding balance on our Senior Credit Facility was $44.3 million, and the largest outstanding balance during that period was $160.0 million.
Cash flows from financing activities were $75.3 million for the three months ended September 30, 2014. The primary drivers during the period were $135.0 million net borrowings on our Senior Credit Facility offset by a $6.3 million repayment on our

Term Loan. In addition to the net cash inflows from our borrowings, we paid $9.7 million in dividends and spent $37.4 million to repurchase shares under our repurchase authorizations. During the three months ended September 30, 2014, the average outstanding balance on our Senior Credit Facility was $22.9 million and the largest outstanding balance was $145.0 million.
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
On August 22, 2014, the Board of Directors replaced the first and second stock repurchase authorities with a combined repurchase authorization. Under this new authority, the Company is authorized to repurchase up to $300 million of the Company’s Class A Common Stock to cover all stock repurchase objectives. There is no expiration date for the new repurchase authority. There were no shares repurchased during the three months ended September 30, 2015. The company had the following share repurchase activity during the three months ended September 30, 2014:

Three Months Ended September 30, 2014
Shares repurchased	352,877
Average price per share	$105.83
Aggregate repurchase cost (excluding broker commissions)	$37.3 million
As of September 30, 2015, $154.0 million remained available for the repurchase of shares under the $300 million authority.
Capital Commitments
Capital expenditures were $15.0 million for the first three months of fiscal year 2016. Anticipated commitments of capital funds are estimated to be around $70.0 million to $80.0 million for the 2016 fiscal year. We expect cash from operations to adequately provide for these cash needs.
Dividends
During August 2015, our board of directors approved the payment of a quarterly cash dividend in the amount of $0.15 per share, which was paid in October 2015. Total dividends paid in the three months ended September 30, 2015 and 2014 were $10.5 million and $9.7 million, respectively.
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
Our Senior Credit Facility is available to the Company to meet all borrowing requirements, including but not limited to normal and seasonal working capital needs, financing of internal and external investments including acquisitions, returns of cash to shareholders and repayment of other borrowings. As of September 30, 2015, Towers Watson had $160.0 million outstanding borrowings under the Senior Credit Facility.

Letters of Credit under the Senior Credit Facility
As of September 30, 2015, Towers Watson had standby letters of credit totaling $21.4 million associated with our captive insurance companies in the event that we fail to meet our financial obligations. Additionally, Towers Watson had $1.0 million of standby letters of credit covering various other existing or potential business obligations. The aforementioned letters of credit are issued under the Senior Credit Facility, and therefore reduce the amount that can be borrowed under the Senior Credit Facility by the outstanding amount of these standby letters of credit.
Term Loan Agreement Due June 2017
On June 1, 2012, the Company entered into a five-year $250 million amortizing term loan facility (“the Term Loan”) with a consortium of banks. The Term Loan amortizes at a rate of $6.25 million per quarter, beginning in September 2013, with a final maturity date of June 1, 2017. The Company has the right to prepay a portion or all of the outstanding Term Loan balance on any interest payment date without penalty. The Company entered into the Term Loan as part of the financing of our acquisition of Extend Health on May 29, 2012. At September 30, 2015, the balance on the Term Loan was $193.75 million.
Non-U.S. GAAP Measures
In order to assist readers of our financial statements in understanding the core operating results that the Company’s management uses to evaluate the business and for financial planning, we present the following non-U.S. GAAP measures: (1) Constant Currency Change, (2) Organic Change, (3) Adjusted EBITDA, (4) Adjusted Diluted Earnings Per Share, (5) Adjusted Net Income (attributable to common stockholders) and (6) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
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

•	Organic Change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the impact of acquisitions and divestitures.
The constant currency and organic change results, and a reconciliation from the as reported results for consolidated revenues are included in the financial statement overview tables presented within this Form 10-Q. These results are also reported by segment and line of business in the Segment Analysis tables presented within this Form 10-Q.
Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance based compensation plans.
Adjusted EBITDA is defined as net income (attributable to common stockholders) adjusted for provision for income taxes, interest, net, depreciation and amortization, transaction and integration expenses, and other non-operating income.
A reconciliation of net income (attributable to common stockholders) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
NET INCOME (attributable to common stockholders)	$123,382	$81,558
Provision for income taxes	60,558	44,062
Interest, net	880	1,265
Depreciation and amortization	44,192	44,869
Transaction and integration expenses	9,330	—
Other non-operating income (a)	(55,421)	(831)
Adjusted EBITDA	$182,921	$170,923
_________________________

(a)
Other non-operating income includes income from affiliates and other non-operating income including a gain on the sale of our HRSD practice of $55.4 million for the three months ended September 30, 2015.

Adjusted Diluted Earnings Per Share and Adjusted Net Income (attributable to common stockholders)
Adjusted Diluted Earnings Per Share is another measure which excludes the impact of acquisition related expenses that is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income (attributable to common stockholders) divided by the weighted average shares of common stock, diluted.
Adjusted Net Income (attributable to common stockholders) is defined as net income (attributable to common stockholders) adjusted for certain tax-effected merger and acquisition related items of amortization of intangible assets, transaction and integration expenses, and the tax-effected gain on the sale of the HRSD business. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
A reconciliation of net income (attributable to common stockholders) to Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except share and per share amounts)
NET INCOME (attributable to common stockholders)	$123,382	$81,558
Adjusted for certain items (b):
Amortization of intangible assets	11,315	11,383
Transaction and integration expenses including severance	6,258	—
Gain on sale of HRSD business	(37,154)	—
Adjusted Net Income (attributable to common stockholders)	$103,801	$92,941
Weighted average shares of common stock — diluted (000)	69,475	70,596
Diluted earnings per share, (attributable to common stockholders)	$1.78	$1.16
Adjusted for certain items:
Amortization of intangible assets	0.16	0.16
Transaction and integration expenses including severance	0.09	—
Gain on sale of HRSD business	(0.54)	—
Adjusted Diluted Earnings Per Share	$1.49	$1.32

_________________________

(b)
The adjustments to net income (attributable to common stockholders) and diluted earnings per share of certain items are net of tax. In calculating the net of tax amounts, all adjustments were tax effected at the applicable effective tax rate (ETR) for the period. The ETR was 32.9% and 35.1% for the three months ended September 30, 2015 and 2014, respectively.

Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows used in operating activities	$(160,572)	$(205,182)
Less: Fixed assets and software for internal use	15,002	15,714
Free Cash Flow	$(175,574)	$(220,896)
Critical Accounting Policies and Estimates
There were no material changes from the Critical Accounting Policies and Estimates disclosed in our 2015 Annual Report on Form 10-K, filed on August 14, 2015.
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

For the policy period beginning July 1, 2011 certain changes were made to our professional liability insurance program. These changes remain in-force for the annual policy periods beginning July 1, 2011 and ending July 1, 2016. Our professional liability insurance includes a self-insured retention of $1 million per claim. Towers Watson also retains a $10 million aggregate self-insured retention above the $1 million self-insured retention per claim, including the cost of defending such claims. SMIC provides us with $40 million of coverage per claim and in the aggregate, above these retentions, including the cost of defending such claims. SMIC secured $25 million of reinsurance from unaffiliated reinsurance companies in excess of the $15 million SMIC retained layer. Excess insurance attaching above the SMIC coverage is provided by various unaffiliated commercial insurance companies. Because of the $1 million self-insured retention per claim and the additional $10 million aggregate self-insured retention above, and because SMIC is wholly-owned by us, our primary errors and omissions risk is borne by Towers Watson and the subsidiary SMIC. We reserve for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially.
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
We provide for the self-insured retention where specific estimated losses and loss expenses for known claims are considered probable and reasonably estimable. Although we maintain professional liability insurance coverage, this insurance does not cover claims made after expiration of our current policies of insurance. Generally accepted accounting principles require that we record a liability for incurred but not reported (“IBNR”) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. We use actuarial assumptions to estimate and record our IBNR liability. As of September 30, 2015, we had a $182.5 million IBNR liability, net of estimated IBNR recoverable receivables of our captive insurance companies. This net liability was $181.5 million as of June 30, 2015. To the extent our captive insurance companies, PCIC and SMIC, expect losses to be covered by a third party, they record a receivable for the amount expected to be recovered. This receivable is classified in other current or other noncurrent assets in our condensed consolidated balance sheet.
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
Disclaimer Regarding Forward-looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding revenue drivers, growth opportunities and operational cost savings; Management’s Discussion and Analysis of Financial Condition and Results of Operations; Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Liquidity and Capital Resources; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•	the ability to consummate the Company’s proposed merger with Willis (the “proposed transaction”);

•	the ability to obtain requisite regulatory and shareholder approvals and the satisfaction of other conditions to the consummation of the proposed transaction on the proposed terms and schedule;

•	the ability of Willis and Towers Watson to successfully integrate their respective operations and employees and realize synergies and cost savings at the times, and to the extent, anticipated;

•	the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors;

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	significant competition that Willis and Towers Watson face;

•	compliance with extensive government regulation;

•	the combined company’s ability to make acquisitions and its ability to integrate or manage such acquired businesses;

•	a decline in client demand (for example, resulting from the reduced use of defined benefit plans);

•	the risk of a disclosure breach of company or client data;

•	the risk of translation exposure impacting our results, arising from foreign currency exchange and interest rate fluctuations and volatility;

•	the ability to successfully make suitable acquisitions and divestitures;

•	the risk that the acquisitions of Acclaris, Saville Consulting or other acquisitions are not profitable or successful, or are not otherwise successfully integrated;

•	the risk of a change in the availability to employers of tax-advantaged consumer-directed benefits;

•	recent SEC rules concerning compensation consultant independence and disclosure of compensation consultant fees;

•	our ability to protect client data and our information systems;

•	outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•	our ability to obtain professional liability insurance;

•	actions by competitors, including public accounting and consulting firms, technology consulting firms, insurance consulting firms and Internet/intranet development firms;

•	our ability to achieve cost reductions after acquisitions;

•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;

•	potential changes in federal and state health care regulations, or future interpretation of existing regulations;

•
our Exchange Solutions or OneExchange businesses fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new insurance carrier relationships;

•	changes and developments in the health insurance system in the United States;

•	our ability to respond to rapid technological changes;

•	the level of capital resources required for future acquisitions;

•	the ability to recruit and retain qualified employees and to retain client relationships;

•	regulatory developments abroad and domestically that impact our business practice;

•	legislative and technological developments that may affect the demand for or costs of our services;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Risk
For the three months ended September 30, 2015, 40% of our revenue was denominated in currencies other than the U.S. dollar, typically in the local currency of our foreign operations. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British pound sterling, Canadian dollar and the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors. As of September 30, 2015, a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net income (attributable to common stockholders) of $3.0 million, or 2%, for the three months ended September 30, 2015. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 8, Debt, Commitments and Contingent Liabilities, of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2015.
ITEM 1A. RISK FACTORS
There are no material changes from risk factors as previously disclosed in our 2015 Annual Report on Form 10-K, filed on August 14, 2015. We urge you to read the risk factors contained in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On August 22, 2014, the Board of Directors authorized the Company to repurchase up to $300 million of the Company’s Class A Common Stock to offset the dilutive effect of the issuance of shares under the Company's equity-based compensation plans, as well as to be used for other share repurchases. There is no expiration date for the new repurchase authority. The Company had no share repurchases for the three months ended September 30, 2015 and $154.0 million remained available for repurchase of shares at that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
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
The following materials from Towers Watson & Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2014 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.*

_________________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Towers Watson & Co.
(Registrant)

/s/ John J. Haley		November 9, 2015
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		November 9, 2015
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Michael M. Thomson		November 9, 2015
Name:	Michael M. Thomson	Date
Title:	Controller (Principal Accounting Officer)